Form 10-K/A
period 2017-12-31
EBIX INC
filed 2018-04-30
CIK 814549

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
Title of each class
Common Stock, par value $0.10 per share
Listed on the Nasdaq Global Capital Market
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of April 25, 2018, the number of shares of Common Stock outstanding was 31,458,976. As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the Nasdaq Global Capital Market on such date, was approximately $1.27 billion (for this purpose, the Company has assumed that directors, executive officers are affiliates, as well as holders of more than 10% of the Company’s common stock that have indicated some intent to exercise control).

EXPLANATORY NOTE

On March 1, 2018, Ebix, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 30, 2018 (i.e., within 120 days after the end of the Company’s 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The Company is also checking yes on the cover page as it pertains to the question asking to "Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act". On the original 10-K this was erroneously checked as no. The Company is also amending the Nasdaq Global Capital Market definition of affiliate to "directors, executive officers are affiliates, as well as holders of more than 10% of the Company’s common stock that have indicated some intent to exercise control" from what was previously defined as "for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates".

In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we are including certain currently dated officer certifications.

The remainder of our Annual Report of on Form 10-K for the year ended December 31, 2017, filed with the Commission on March 1, 2018, remains the same.

EBIX, INC.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following is certain information about each of the members of our current Board of Directors:

ROBIN RAINA, 51, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix in October 1997 as our Vice President-Professional Services and was promoted to Senior Vice President-Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

Areas of Relevant Experience. Mr. Raina’s strategic direction for the Company and implementation of such direction has proven instrumental for the Company’s turnaround and growth.

HANS U. BENZ, 71, has been a director at Ebix since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process-oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.

Areas of Relevant Experience. Mr. Benz’s former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.

PAVAN BHALLA, 55, has been a director since June 2004. He is currently the Executive Vice President - Global Service Operations for Aon Hewitt, and is based in Atlanta, Georgia. He has held this position since March 2015. Previously and since September 2011, Mr. Bhalla was Executive Vice President and India Managing Director at Aon Hewitt. Prior to this role, he was the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he held since October 2010. Prior to that, Mr. Bhalla served as Vice President for Hewitt Associates, and had been in this role since August 2006. Prior to his recent roles at Hewitt Associates and Harris Interactive, Mr. Bhalla served as the Senior Vice President-Finance of MCI Inc., a global telecommunications company, and supervised the financial management of MCI’s domestic business units. Prior to joining MCI in August 2003, Mr. Bhalla spent more than seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance from 1999 to 2002 and Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999. Mr. Bhalla holds a master’s degree in business administration from the University of Chicago’s Booth School of Business.

Areas of Relevant Experience. Mr. Bhalla has extensive hands-on relevant experience in corporate finance and international business transactions. His extensive accounting and financial background qualifies him as an audit committee financial expert under applicable SEC and the Nasdaq Stock Market Marketplace Rules (the “Nasdaq Marketplace Rules”).

NEIL D. ECKERT, 55, has been a director since 2005. Until April 2005, he served as Chief Executive Office of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust company. In 2005, Mr. Eckert founded Climate Exchange PLC and was Chief Executive Officer until 2010 when the company was sold to InterContinental Exchange Inc. Mr. Eckert is Chairman of Micro Power Ltd, a business that specializes in developing and investing in small-scale alternative energy projects and technologies. He is a director of Evofem Inc. and is Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company. He also served as a Non-Executive Director of Arthur J Gallagher (UK) Ltd until September 2015.

Areas of Relevant Experience. Mr. Eckert has an extensive background with experience of operating as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.

GEORGE W. HEBARD III, 44, has been a director since March 2015. Mr. Hebard was nominated pursuant to the Director Nomination Agreement. Mr. Hebard has served as a Managing Director of Barington Capital Group, a New York investment firm, since January 2014. Mr. Hebard also serves as Interim Principal Executive Officer and Interim Chief Operating Officer of Enzon Pharmaceuticals, Inc., a position he held as an employee from May 2012 to December 2013 and as a consultant since January 2014. From September 2011 to April 2012, Mr. Hebard was a Managing Director at Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. Prior to joining Icahn Capital, from January 2005 to September 2011, Mr. Hebard served as a Managing Director at Blue Harbour Group, an investment firm in Greenwich, Connecticut. Prior to Blue Harbour Group, Mr. Hebard served as a Managing Director at Ranger Partners from April 2002 to December 2003, and prior to Ranger Partners, Mr. Hebard was an Associate at Icahn Associates Corp. from August 1998 to April 2002. Mr. Hebard has been a director of Turning Point Brands, Inc. since May 2014 and is currently a member of its audit committee and is the chairman of its nominating and governance committee. Mr. Hebard was also a director of Enzon Pharmaceuticals, Inc. (Nasdaq: ENZN) from February 2012 to November 2013. He has an MBA from INSEAD and an A.B. in Economics from Princeton University.

Areas of Relevant Experience.  Mr. Hebard has extensive experience in managing companies with respect to their investments, capital structure, organization restructuring and governance.

ROLF HERTER, 54, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter’s practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company’s Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies. Mr. Herter’s law firm, Streichenberg, represents and Mr. Herter is a director of, the Rennes Foundation, a holder of 10.9% of Ebix’s outstanding common stock.

Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs.

HANS UELI KELLER, 65, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as Chairman of the Board of Engel & Voelkers Commercial, Switzerland, a commercial real estate broker company. He serves as chairman of the board of Helvetica Property Investors AF, Zurich, a real estate management company.

Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.

JOSEPH R. WRIGHT, JR., 79, has been a director since January 2015. Mr. Wright was nominated pursuant to the Director Nomination Agreement. Mr. Wright serves as Chairman of Tempus Applied Solutions Holding, Inc., Senior Advisor to the Chart Group and Comvest Group and Chairman of the Investment Committee of ClearSky Fund. Mr. Wright is currently on the Boards of Cowen Group Inc., Adayana and Priority Holdings. Previously, he served as Chairman of Intelsat, CEO of PanAmSat, Chairman of GRC International, Executive Chairman of MTN Satellite Communications and CEO of Scientific Games Corporation, all who provided communication and other services to governments around the world. He was also Co-Chairman of Baker & Taylor Holdings and EVP/Vice Chairman of W.R. Grace & Company and Senior Advisor of Providence Equity LLC. In the 1980s, he served as Deputy Director and Director of the United States Office of Management and Budget under President Ronald Reagan, serving in the Cabinet and Executive Office of the President from 1982 to 1989. From 1981 to 1982, he served as Deputy Secretary of the United States Department of Commerce and later on the President’s Export Council as Chairman of the Export Control Subcommittee. He also served on President Obama’s Defense Business Board.

Areas of Relevant Experience.  Mr. Wright has extensive experience in leading businesses, having served as the Chief Executive Officer, Chairman or as a board member of numerous companies, as well as extensive commercial and governmental experience.

Executive Officers

We have five executive officers:  Robin Raina, Sean T. Donaghy, Graham Prior, Leon d’Apice and James Senge, Sr. Information as to Mr. Raina is provided above.

     SEAN T. DONAGHY, 52, joined Ebix on September 15, 2006 as a Controller and in April 2014 he was named Chief Accounting Officer. Effective January 3, 2017 Mr. Donaghy was appointed as the Company’s Chief Financial Officer. Mr. Donaghy has over 26 years of accounting experience, including 21 years in a management capacity and 16 years of financial reporting for public software companies.

GRAHAM PRIOR, 61, serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd., for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the company’s worldwide product development initiatives. Mr. Prior is a chartered accountant and holds a Bachelor of Commerce and Administration degree from Victoria University, Wellington, New Zealand.

LEON d’APICE, 61, serves as the Company’s Executive Vice President and Managing Director - Ebix Australia Group Head. Mr. d’Apice has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd. for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australian business units. Mr. d’Apice holds a Bachelor of Commerce degree with a major in Accounting and Financial Management from the University of New South Wales, Australia.

JAMES SENGE, SR., 57, serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix (as a result of the business acquisition of Acclamation Systems, Inc. in 2008) since 1979. During his over 32 years with Acclamation/Ebix, Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day- to-day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end-to-end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

Corporate Governance
The following table lists our three board committees, the directors who served on them as of the end of 2017 and the number of committee meetings held in 2017.

Name	Audit	Compensation	Corporate Governance and Nominating
Mr. Bhalla	C
Mr. Benz	•	•
Mr. Eckert			C
Mr. Herter			•
Mr. Keller	•	C
Mr. Raina
Mr. Wright			•
Mr. Hebard
2017 Meetings	5	10	2

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

    It is the Company's policy that directors should attend each meeting of the Board of Directors and each meeting of the committees on which they serve. During 2017 the Company's full Board of Directors met four times, with three of the meetings being in person and one of the meetings being conducted over telephonic conference calls. Each member of the Board of Directors attended all of the regular meetings of the Board and the Board committees on which the director served and for which they were eligible to participate. In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the

Chairman and Chief Executive Officer and sometimes with others pertinent members of management regarding matters of interest and concern to the Company.

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

Code of Conduct and Ethics

The Board has adopted the Code of Conduct and Ethics (the “Code of Ethics”), which applies to the senior financial officers (the “Senior Financial Officers”) of the Company and its subsidiaries, including its principal executive officer, principal financial officer and principal accounting officer. Our Board also has adopted a Code of Conduct, articulating standards of business and professional ethics, which is applicable to all of our directors, officers and employees. The Company is committed to the highest standards of professional and ethical conduct, and the Code of Ethics and Code of Conduct provide guidance as to upholding these standards.

The Code of Ethics consists of basic standards of business practice, as well as professional and personal conduct, including prohibitions against any conduct or transactions that might constitute a conflict of interest between the Senior Financial Officers and the Company. Any action that might constitute a conflict of interest is reviewed by Company management, and potential conflicts of executive officers or members of the Board are reviewed by the Board.

This Code of Ethics is posted on the Company’s website at www.ebix.com, where it may be found by navigating to “Ebix Inc. Code of Ethics” under Corporate Governance within the Investor section of the website. Any amendment to or waiver of the Code of Ethics must be approved by the Audit Committee and will be promptly disclosed by the Company. The Company intends to satisfy the disclosure requirement under Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on the Company’s website, at the address and location specified above. The Company’s Compliance Officer, Sean Donaghy, is charged with monitoring, overseeing and reviewing compliance with the Code of Ethics and Code of Conduct. These codes are reviewed annually and amended as necessary or appropriate in response to changing regulatory requirements and evolving best practices.
Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee. The Audit Committee’s principal responsibility is to assist the Board in its general oversight of the Company’s financial reporting, internal controls, ethics compliance and audit functions. This committee is directly responsible for the appointment, compensation and oversight of the work of the Company’s independent public accounting firm, reviews the annual financial results and the annual audit of the Company’s financial statements and approves the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K.

The Audit Committee assists the Board in monitoring:  (a) the integrity of our financial statements, (b) the effectiveness of our internal control over financial reporting, (c) the effectiveness of our disclosure controls, (d) the qualifications and independence of our independent registered public accounting firm, (e) the performance of our independent registered public accounting firm, and (f) our compliance with legal and regulatory requirements. The Audit Committee is also responsible for oversight of the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The Audit Committee’s charter provides that the Audit Committee review and approve related party transactions and conflicts of interest questions between Board members or senior management, on the one hand, and the Company, on the other hand (as defined and required by applicable securities laws, rules and regulations and the rules of the Nasdaq). The Audit Committee is also responsible for reviewing and monitoring compliance with the Company’s Code of Ethics for Senior Financial Officers. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, financial reporting, internal accounting controls or auditing matters and the confidential and anonymous submission by Company employees of concerns regarding accounting and auditing matters.

The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, holds the authority to approve or remove the independent registered public accounting firm and to pre-approve the audit and any non-audit service to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee has three members, who currently are Messrs. Bhalla (Chairman), Benz and Keller. After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the Nasdaq listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2017. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that during 2017 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for Mr. Benz, who filed one Form 4 one day late, one Form 4 two days late and one Form 4 eight days late; Mr. Keller, who filed one Form 4 three days late and one form 4 six days late; Mr Bhalla, Mr. Wright and Mr. Hebard, who each filed one Form 4 four days late; Mr. Eckert and Mr. Herter, who each filed one Form 4 six days late; Mr. Raina, who filed one Form 4 two days late and Mr. d’Apice, who filed one Form 4 five days late.

Item 11. EXECUTIVE COMPENSATION

Compensation Disclosure and Analysis
Objectives and Goals

The objectives of the Compensation Committee have been to adopt a compensation approach that is simple, internally equitable, and externally competitive, and that attracts, motivates, and retains qualified people capable of contributing to the growth, success and profitability of the Company, thereby contributing to long-term stockholder value.

Simplicity. The Compensation Committee believes that a compensation package with three major elements of compensation is the simplest approach, consistent with the Company’s goals. The Company generally does not utilize special personal perquisites such as private jets, payment of country club dues, Company-furnished motor vehicles, permanent lodging, or defrayment of the cost of personal entertainment.

Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2017, the Compensation Committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the Compensation Committee believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the Company’s insurance services peer group and the market for executive-level personnel for public companies of similar size.

External Competitiveness. The Compensation Committee believes it is important to management retention and morale that compensation be competitive with our competitors. In setting annual compensation, the Compensation Committee generally reviews market data and compares total annual compensation opportunities for our executive officers with compensation opportunities for similar positions at comparable companies. Based on this review, the Compensation Committee approves compensation levels and opportunities for our CEO and our other executive officers that the Compensation Committee believes are competitive with the marketplace and provide appropriate retention and incentive value.

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

Base Salary. Base salaries for our executive officers are established based on the scope of their responsibilities, prior relevant background, professional experience, and technical training. Also in this regard, the Compensation Committee takes into account competitive market compensation paid by the companies represented in the compensation data it reviews for similar positions, and the overall market demand for such executives. Although the Company considered the same factors in establishing the base salaries of each of its executive officers, due to the different levels of roles played by each executive, the base salaries are justifiably substantially different.

On August 25, 2016, the Compensation Committee increased the base salary of Mr. Raina, the Company’s President and Chief Executive Officer (CEO), from $1,300,000 to $2,400,000, in recognition of his leadership and significant contributions to the growth of the Company and the creation of stockholder value. This was the first increase to the CEO’s base salary since 2012. There was no increase in Mr. Raina’s base salary in 2017.

Short-term incentives. The stockholders approved a Bonus Plan for Mr. Raina at the 2016 Annual Meeting. The Bonus Plan provides for the payment of annual cash incentive awards to the Company’s Chief Executive Officer based upon the achievement by the Company of specified performance goals. The Bonus Plan is intended to preserve the Company’s federal income tax deduction for annual incentive payments to the CEO by meeting the requirements for “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986 as amended (or any successor provision) (the “Code”). Participation in the Bonus Plan is limited to the CEO of the Company. The Company does not anticipate that compensation paid to any of its other executive officers will be subject to the compensation deduction limits of Section 162(m). The Bonus Plan provides that Mr. Raina is eligible to receive cash incentives in connection with a particular fiscal year during the term of the Bonus Plan if the Company meets or exceeds certain performance goals (“Performance Goals”) set each year by the Compensation Committee. Not later than ninety (90) days after the commencement of any fiscal year during the term of the Bonus Plan (or such other date as may be permitted or required by Section 162(m)), and at a time when the outcome is uncertain, the Compensation Committee will set in writing Performance Goals based on one or more of the following business criteria:

•	Revenue

•	Sales

•	Profit (net profit, gross profit, operating profit or other corporate profit measures)

•	Earnings (EBIT, EBITDA, earnings per share, or other corporate earnings measures)

•	Net income (before or after taxes, operating income or other income measures)

•	Cash (cash flow, cash generation or other cash measures)

•	Stock price or performance

•	Total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price)

•	Return measures (return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales)

•	Market share

•	Improvements in capital structure

•	Expenses (expense management, expense ratio, expense efficiency ratios or other expense measures)

•	Business expansion or consolidation (acquisitions and divestitures)

•	Strategic plan development and implementation

At the time the Compensation Committee sets the Performance Goals for a particular fiscal year, it will also set in writing the CEO’s incentive bonus opportunity, expressed as a dollar amount or a percentage of the CEO’s base salary, which will be earned if the established Performance Goals are achieved.

Performance Goals may be specified in absolute terms, on an adjusted basis, in percentages, or in terms of growth from period to period or growth rates over time, as well as measured relative to the performance of a group of comparator companies, or a published or special index, or a stock market index. Performance Goals need not be based upon an increase or positive result under a business criterion and could include, for example, the maintenance of the status quo or the limitation of economic losses (measured, in each case, by reference to a specific business criterion). Performance measures may but need not be determinable in conformance with generally accepted accounting principles.

Payment of annual incentives under the Bonus Plan will be made promptly following the Compensation Committee’s written certification that the Performance Goals and any other material conditions were satisfied. The Compensation Committee has the right to exercise negative discretion to pay out an annual incentive to the CEO under the Bonus Plan that is less than the amount that would have been payable based solely upon application of the applicable Performance Goals. In no event shall the CEO receive bonus payments under the Bonus Plan in connection with any one fiscal year which exceed $3,000,000. The Compensation Committee may, in its discretion pay annual incentives to the other named executive officers.

Long-Term Incentives. While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentives, such as stock options and restricted stock awards, is to link executive officer compensation with the long-term interests of the stockholders.

On July 25, 2017, the Compensation Committee, in consultation with the entire Board, granted 40,780 shares of restricted stock to Mr. Raina under the 2010 Plan. The shares vest over a three-year period. The first one-third of these awards vest on July 25, 2018. The remaining two-thirds vest in quarterly installments over the next eight quarters.

Use of Compensation Consultants and Benchmarking

During 2017, the Compensation Committee did not retain any compensation consultants or engage in any formal benchmarking; however the Compensation Committee engaged the services of Korn Ferry in connection with its review of the ABA in December of 2017. The compensation committee may decide to retain (but has not yet retained) a compensation consulting firm to review and evaluate the compensation arrangements for the Company’s executive officers for future periods.

Other Compensation Components

Company executives are eligible to participate in the Company’s health care, insurance and other welfare and employee benefit programs, which are the same for all eligible employees, including Ebix’s executive officers.

Use of Employment and Severance Agreements

In the past, the Compensation Committee has determined that competitive considerations merit the use of employment contracts or severance agreements for certain members of senior management. Presently, however, no member of senior management is employed under an employment contract.

Recapture and Forfeiture Policies

Historically the Company has not had formal policies with respect to the adjustment or recapture of performance based awards where the financial measures on which such awards are based or to be based are adjusted for changes in reported results such as, but not limited to, instances where the Company’s financial statements are restated. The Compensation Committee does not believe that repayment should be required where the Plan participant has acted in good faith and the errors are not attributable to the participant’s gross negligence or willful misconduct. In such later situations, the Compensation Committee believes the Company has or will have available negotiated or legal remedies. However, the Compensation Committee may elect to take into account factors such as the timing and amount of any financial restatement or adjustment, the amounts of benefits received, and the clarity of accounting requirements leading to any restatement in fixing of future compensation.

Deductibility of Compensation and Related Tax Considerations

As one of the factors in its review of compensation matters, the Compensation Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits.

Section 162(m). For 2017 and earlier, Section 162(m) imposes a $1.0 million limit on the amount that a publicly traded company may deduct for compensation paid to its chief executive officer and its next three most highly compensated executives, excluding the chief financial officer. This limitation does not apply to pay that qualifies as “performance-based compensation.” In order to qualify as performance-based, compensation must, among other things, be based solely on the attainment of pre-established, objective goals under a stockholder approved plan with no discretion permitted in determining award payouts. During 2017, compensation that qualifies as “performance-based” under Section 162(m) is not subject to the $1 million deduction limit.

The Bonus Plan was intended to preserve the Company’s federal income tax deduction for annual incentive payments to the CEO by meeting the requirements for “qualified performance-based compensation” under Section 162(m). However, the Tax Cuts and Jobs Act adopted in December 2017 made significant changes to Section 162(m) of the Code that will impact public companies, including our company, beginning in 2018. Starting with the 2018 fiscal year, only performance-based compensation that is paid pursuant to a binding contract in effect on November 2, 2017 will be exempt from the $1,000,000 deduction limit. Accordingly, any compensation that we pay in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1,000,000 deduction limit. In addition, the $1,000,000 deduction limit will apply to a broader group of executives, including the chief financial officer and any individual who serves as our chief executive officer or chief financial officer at any time after January 1, 2018, plus any executive who is among our three most highly compensated executive officers for any fiscal year beginning with 2018. As a result of these changes made to Section 162(m) and to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, we anticipate that some of the compensation that we provide to our executive officers may not be deductible in the future.

Section 280G. Code Section 280G generally denies a deduction for a significant portion of certain compensatory payments made to corporate officers, certain stockholders and certain highly-compensated employees if the payments are contingent on a change of control of the employer and the aggregate amounts of the payments to the relevant individual exceed a specified relationship to that individual’s average compensation from the employer over the preceding five years. In addition, Code Section 4999 imposes on that individual a 20% excise tax on the same portion of the payments received for which the employer is denied a deduction under Section 280G. In determining whether to approve an obligation to make payments for which Section 280G would deny the Company a deduction or whether to approve an obligation to indemnify (or “gross-up”) an executive against the effects of the Section 4999 excise tax, the Compensation Committee has adopted an approach similar to that described above with respect to payments which may be subject to the deduction limitations of Section 162(m).

Compensation Committee Conclusion

Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company’s CEO and other executive officers with those of stockholders. The Compensation Committee believes that Ebix’s 2017 compensation program met these objectives. Likewise, based on our review, the Compensation Committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company’s CEO and other named executive officers in the aggregate to be reasonable and not excessive.

 Acquisition Bonus Agreement and SAR Agreement

On April 10, 2018, the Company entered into a Stock Appreciation Right Award Agreement (the “SAR Agreement”) with Robin Raina, the Company’s Chairman, President and Chief Executive Officer. The SAR Agreement replaced the Acquisition Bonus Agreement (the “ABA”) between the Company and Mr. Raina, dated July 15, 2009. At the time that Mr. Raina and the Company entered into the ABA, the Board had concluded that Mr. Raina’s retention was critical to the future success and growth of the Company, and consequently, the Board’s intention in entering into the ABA was to ensure that Mr. Raina would be appropriately rewarded for his contributions to the Company prior to an Acquisition Event (as defined below), as well as to further motivate Mr. Raina to maximize the value received by all stockholders of the Company if the Company were to be acquired. Under the terms of the ABA (with some exceptions), if Mr. Raina was then employed by the Company upon an event by which: (a) more the fifty percent (50%) of the voting stock of the Company is sold, transferred, or exchanged; (b) a merger or consolidation of the Company occurs; (c) the sale, exchange, or transfer of substantially all of the Company’s assets occurs; or (d) the Company is acquired or dissolved (each, an “Acquisition Event”), Mr. Raina would have received a cash bonus.

In recent years, three stockholders of the Company have pursued claims in litigation in the Delaware Court of Chancery challenging the validity and interpretation of certain terms of the ABA in a consolidated action captioned In re Ebix Stockholder Litigation, C.A. No. 8526 (Del. Ch.). In connection with such litigation, Mr. Raina has asserted a conditional cross-claim against the Company for reformation of the ABA. On November 26, 2017, the non-executive members of the Board asked the Board’s Compensation Committee to review the ABA and recommend a course of action. After this review and based on the Committee’s recommendation, the Board directed the Committee to enter into negotiations with Mr. Raina for a new agreement to replace the ABA. As a result of those negotiations, the Committee presented a proposed new agreement to the non-executive members of the Board for their consideration. Upon the unanimous recommendation of the Committee, the Board then directed the Committee to finalize and enter into an agreement substantially in the form of the SAR Agreement. Upon the execution of the SAR Agreement, the ABA was terminated and each party relinquished all rights and benefits under the ABA.

In negotiating and entering into the SAR Agreement, the Board wished to resolve any uncertainty or ambiguities that may exist in the ABA, while preserving the original intent of the ABA of ensuring that Mr. Raina would be appropriately rewarded for his contributions prior to an Acquisition Event, as well as to further motivate Mr. Raina to maximize the value received by all stockholders of the Company if the Company were to be acquired. The SAR Agreement also recognizes Mr. Raina’s critical role in the future success and growth of the Company.

Upon the effective date of the SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event, each of the SARs entitles Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with an Acquisition Event over the base price of $7.95. Although the SARs were not granted under the Company’s 2010 Stock Incentive Plan, the SAR Agreement does incorporate certain provisions of the Plan, including the provisions requiring equitable adjustment of awards and base price in connection with certain corporate events (including stock splits). Mr. Raina will only be entitled to receive a payment with respect to the SARs if he is employed by the Company at the time of an Acquisition Event or was terminated by the Company without cause within the 180-day period immediately preceding an Acquisition Event.

Annually, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Board shall determine whether a “shortfall” (as defined in the SAR Agreement) existed as of the end of the immediately preceding fiscal year. In the event the Board determines that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall

Grant”). A “shortfall” will exist if the sum of the number of Company’s common shares deemed to be owned by Mr. Raina as of the date of the SAR Agreement (3,676,540 shares), the number of SARs granted to Mr. Raina, and the number of shares underlying any previously granted Shortfall Grant is less than twenty percent (20%) of the sum of the number of SARs and the number of outstanding shares reported by the Company in its audited financial statements as of the end of the immediately preceding fiscal year.

If a Shortfall Grant is made in the form of SARs, such SARs will be subject to the same terms and conditions as the SARs initially granted under the SAR Agreement. If the Board elects to grant a Shortfall Grant as a Share Grant, it will have such terms and conditions as determined by the Board, but shall generally follow the terms of restricted shares or restricted stock unit awards granted to other executives of the Company at or about the time of such Share Grant; but no Share Grant shall vest more rapidly than one-third of such Share Grant prior to the first anniversary of such Share Grant and the remainder in eight equal quarterly installments following the first anniversary of such Share Grant.

Like the ABA, the SAR Agreement provides for tax gross-up payments for excise taxes that would be imposed on Mr. Raina in respect of any payments (other than any payments with respect to Share Grants) made in connection with a change in control of the Company under Section 4999 of the Internal Revenue Code.

Stockholder Advisory Vote

At the last Annual Meeting of Stockholders, approximately 55% of the votes cast by the Ebix stockholders present in person or by proxy and entitled to vote at the Annual Meeting and on the proposal were cast in support of the compensation of the Company’s named executive officers, as discussed and disclosed in the proxy statement. The Board and the Compensation Committee appreciate and value the views of our stockholders. After discussions with certain Ebix stockholders, the Company understands that a portion of the negative vote was directed at the ABA and the related litigation described above.

The Board and Mr. Raina have terminated the ABA and entered into the SAR agreement, as described above. Going forward, future advisory votes on executive compensation will serve as an additional tool to guide the Board and the Compensation Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.

Risk Considerations

Our Compensation Committee has reviewed risks arising from our compensation policies and practices for both our executives and non-executive employees and has determined that they are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee currently consists of Mr. Keller and Mr. Benz. None of the members of the Compensation Committee have ever been officers or employees of the Company. No interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company.

 Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s Chief Executive Officer and Chief Financial Officer the above Compensation Disclosure and Analysis. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual proxy statement.

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
Summary Compensation Table

Name and Principal Position		Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total
Robin Raina, President,		2017	$2,400,000		$1,000,000	(2)	$2,300,000	$—	$—	$8,038	(4)	$5,708,038
Chief Executive Officer		2016	$2,492,308		$—		$—	$—	$—	$9,975	(4)	$2,502,283
and Chairman of the Board		2015	$1,300,000		$1,300,000	(2)	$3,091,802	$—	$—	$9,975	(4)	$5,701,777
Sean T. Donaghy, Chief Financial Officer and Secretary	(3)	2017	$157,500		$30,000		$—	$—	$—	$2,345	(5)	$189,845
Graham Prior,		2017	$163,064	(6)	$—		$—	$—	$—	$—		$163,064
Corporate Senior		2016	$150,723	(6)	$—		$—	$—	$—	$—		$150,723
Vice President		2015	$154,126	(6)	$—		$—	$—	$—	$48,205	(7)	$202,331
Leon d'Apice,		2017	$226,848	(8)	$100,000		$—	$—	$—	$27,318	(9)	$354,166
Managing Director-		2016	$200,882	(8)	$—		$—	$—	$—	$15,531	(9)	$216,413
Ebix Australia Group		2015	$164,250	(8)	$—		$—	$—	$—	$13,523	(9)	$177,773
James Senge, Sr.,		2017	$225,000		$—		$—	$—	$—	$3,075	(5)	$228,075
Senior Vice President		2016	$233,654		$—		$150,000	$—	$—	$3,193	(5)	$386,847
EbixHealth		2015	$225,000		$—		$—	$—	$—	$3,075	(5)	$228,075

Footnotes

(1)	These amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock compensation, based on the stock price on the date of grant.

(2)	Total bonus for 2015 was $1,300,000 which was unpaid as of December 31, 2015 but was paid in 2016. Total bonus for 2017 was $1,000,000 and was paid in 2017.

(3)	Mr. Donaghy was named Chief Financial Officer effective January 3, 2017.

(4)
Amount includes a Company matching contribution to a 401(k)/Retirement Plan of $ 2,038 in 2017, $ 3,975 in 2016 and $3,975 in 2015.  Also includes a $6,000 allowance for miscellaneous business and travel expenses.

(5)	Reflects a Company matching contribution to the 401(k)/Retirement Plan.

(6)
Mr. Prior was compensated in Singapore Dollars. For 2017 all sums were derived by using the exchange rate as of December 31, 2017 of 0.75554. For 2016, all sums were derived by using the exchange rate as of December 31, 2016 of 0.69139. For 2015, all sums were derived by using the exchange rate as of December 31, 2015 of 0.70700.

(7)
Amount includes a home leave travel allowance in the amount of $ 9,320 for 2015 and an accommodation benefit in the amount of $38,885 for 2015, to cover housing and other expenses associated with Mr. Prior’s temporary relocation to Singapore.

(8)
Mr. d’Apice was compensated in Australian Dollars. For 2017, all sums were derived by using the exchange rate as of December 31, 2017 of .7805. For 2016, all sums were derived by using the exchange rate as of December 31, 2016 of 0.72261. For 2015, all sums were derived by using the exchange rate as of December 31, 2015 of 0.7300.

(9)	Reflects a 401(k) superannuation in Australia which is accessible after age 65.

Grants of Plan-Based Awards for 2017

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold ($)	Target ($)	Maximum ($)
Robin Raina	7/25/2017	—	—	—	40,780	—	—	$2,300,000
Sean T. Donaghy		—	—	—	—	—	—	$—
Graham Prior		—	—	—	—	—	—	$—
Leon d' Apice		—	—	—	—	—	—	$—
James Senge, Sr		—	—	—	—	—	—	$—

(1)
On July 25, 2017, the Company granted shares of restricted stock to our CEO Mr. Robin Raina under the 2010 Plan. The shares vest over a three year period. The first one-third of these awards vest after one year on July 25, 2018. The remaining two-thirds vest in quarterly installments thereafter, with the first quarterly installment vesting on October 25, 2018.

(2)	The grant date fair value is determined in accordance with ASC Topic 718 and does not represent cash received by the named executive officers in 2017.

Outstanding Equity Awards at 2017 Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)		($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	—	—	—	$—		73,675	(1)	$5,838,744	—	$—

Sean T. Donaghy, Chief Financial Officer and Secretary	—	—	—	$—	—	432	(2)	$34,236	—	$—

Graham Prior, Corporate Senior Vice President	—	—	—	$—	—	—		$—	—	$—

Leon d'Apice, Managing Director, Ebix Australia Group	—	—	—	$—	—	—		$—	—	$—

James Senge, Sr., Senior Vice President, EbixHealth	—	—	—	$—	—	1,622	(3)	$128,544	—	$—

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 98,684 shares of Company common stock on November 5, 2015 of which 32,895 shares were unvested as of December 31, 2017; and, (ii) a grant of 40,780 shares of Company common stock on July 25, 2017 of which 40,780 shares were unvested as of December 31, 2017.

(2)	Sean T. Donaghy was awarded restricted stock grants by the Compensation Committee of 864 shares Company common stock on May 16, 2016 of which 432 shares were unvested as of December 31, 2017.
(3)
James Senge, Sr. was awarded restricted stock grants by the Compensation Committee of 8,727 shares of Company common Stock on March 18, 2014, of which zero shares were unvested as of December 31, 2017 and 3,243 shares of restricted stock on May 16, 2016, of which 1,622 shares were unvested as of December 31, 2017.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Acquired	Value Realized on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($) (1)	(#)	($) (2)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	—	$—	32,895	$2,011,590
Sean T. Donaghy—Chief Financial Officer and Secretary	—	$—	1,886	$117,806
Graham Prior, Corporate Senior Vice President	—	$—	1,211	$75,566
Leon d'Apice, Managing Director, Ebix Australia Group	—	$—	1,211	$75,566
James Senge, Sr., Senior Vice President, EbixHealth	—	$—	2,348	$144,359

(1)	Reflects the excess of the fair market value of the shares at the time of exercise over the exercise price of the options.
(2)	Reflects the fair market value of the shares on the vesting date.

Pension Benefits and Nonqualified Deferred Compensation
The Company does not sponsor or maintain any tax-qualified defined benefit plans, supplemental executive retirement plans or nonqualified deferred compensation plans.
Potential Payments for Mr. Raina Upon a Change of Control

Below is the description of severance payments that Mr. Raina would have received under the ABA had certain events occurred in 2017.  As described above on page 9 in the "Acquisition Bonus Agreement and SAR Agreement" section, the ABA has been terminated.  The below disclosure is the Company’s historical disclosure of potential payments under the ABA.  No payments to Mr. Raina have ever been made under the ABA, and as the ABA has been terminated, no payments ever will be made to Mr. Raina under the ABA.

As mentioned previously, no member of senior management other than Mr. Raina has an employment or severance agreement. Except as described below for Mr. Raina, upon a termination or change of control, each of the executive officers will receive only the unpaid portion of their salary and benefits through the date of termination. No severance payments, acceleration of equity vesting, or other special payments will be due to such executive officers, regardless of the circumstances of the termination.

In 2009 our independent directors unanimously approved the recommendation of the Compensation Committee regarding changes to the compensation structure for Mr. Raina. Specifically in this regard, the independent directors unanimously approved the Company’s execution of and entry into the Acquisition Bonus Agreement between the Company and Mr. Raina. The ABA aligned both the interests of the Company’s stockholders and Mr. Raina. Considering the continued healthy growth of the Company and the prevailing comparatively low price to earnings multiple of Ebix’s common stock, the Board evaluated the potential threat of the Company itself being an acquisition target. The ABA served in part to allow for stockholder value to be maximized by dissuading a potentially hostile acquisition attempt at an unacceptable price. Also, the Board acknowledged that Mr. Raina’s retention is critical to the future success and growth of Ebix, and as such, the ABA helped to ensure that Mr. Raina would be appropriately awarded for his contributions prior to any potential acquisition event as well as to further motivate Mr. Raina to maximize the value received by all stockholders of Ebix if the Company were to be acquired.

Under the terms of the ABA, the occurrence of any of the following events would constitute an “Acquisition Event:” (a) more than 50% of the voting stock of Ebix is sold, transferred, or exchanged; (b) a merger or consolidation of the Company occurs; (c) the sale, exchange, or transfer of substantially all of the Company’s assets; or (d) the Company is acquired or dissolved; provided, however, an Acquisition Event also must qualify as a “change in control” event as such term is defined in Treasury Regulation 1.409A-3. Upon the occurrence of an Acquisition Event, Mr. Raina would receive from the acquiring company, in cash, an amount that is determined by multiplying the “Share Base” by the “Spread.”

•	“Spread” is calculated by subtracting $7.95 (prior to the three-for-one split that occurred on January 4, 2010, this value was $23.84) from the Net Proceeds per share.

•
“Share Base” shall be the positive number, if any, that is determined when the number of Shares Deemed Held by Mr. Raina immediately prior to the Closing Date is subtracted from the number of shares that is 20% of the total shares of common stock outstanding immediately prior to the Closing Date on a fully diluted basis, taking into account the effect of the occurrence of the Acquisition Event on the vesting, repurchase of any stock by the Company, conversion or exercise terms of any outstanding securities or other instruments exercisable for, or convertible into, shares of common stock; provided that the difference that is so obtained shall be reduced by the number of shares, if any, sold by Mr. Raina after the first public announcement by the Company or any other party of any agreement, arrangement, proposal or intent to engage in a transaction which would constitute an Acquisition Event.

The number of Shares Deemed Held by Mr. Raina immediately prior to the Closing Date shall equal the number of shares of common stock of the Company then beneficially owned by Mr. Raina plus any shares sold by Mr. Raina between the signing of the agreement and the Closing Date, plus any additional shares issuable to Mr. Raina (other than pursuant to the ABA) immediately prior to or upon the Closing Date upon the exercise of stock options or the conversion of convertible securities, after giving effect to any acceleration of vesting that will occur due to the occurrence of the Acquisition Event.

As defined in the ABA, Net Proceeds shall equal the sum of any cash consideration received for each share of Company common stock plus the Fair Market Value of any securities received or receivable per share of Company common stock held by the stockholders of the Company by virtue of an Acquisition Event.

The “Fair Market Value” of any securities received by Company stockholders shall be determined as follows: (i) if such securities are listed and traded on a national securities exchange (as such term is defined by the Securities Exchange Act of 1934) on the date of determination, the Fair Market Value per share shall be the average of the closing prices of the securities on such national securities exchange, over the twenty trading day period ending three trading days prior to the closing date of an Acquisition Event; (ii) if such securities are traded in the over-the-counter market, the Fair Market Value per share shall be the average of the closing bid and asked prices on the day immediately prior to the closing date of an Acquisition Event; or (iii) if such securities are not listed on a national securities exchange, or if such securities are traded in the over-the-counter market but there shall be no published closing bid and asked prices available on the date immediately prior to the Closing Date, then the Board shall determine the Fair Market Value of such securities from all relevant available facts, which may include the average of the closing bid and ask prices reflected in the over-the-counter market on a date within a reasonable period either before or after the date of determination, or opinions of independent experts as to value, and may take into account any recent sales and purchases of such securities to the extent they are representative.

In the event of a determination by an accounting firm of national standing that any payment or distribution by the Company to or for the benefit of Mr. Raina, whether paid, payable, distributed or distributable pursuant to the ABA or otherwise would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties with respect to such excise tax, then Mr. Raina shall be entitled to receive an additional payment in an amount such that after the payment by Mr. Raina of all taxes (including any interest or penalties imposed with respect to such taxes), Mr. Raina retains an amount equal to any such tax.

The base price of $7.95 (post-stock split) from which any Net Proceeds will be subtracted represents the approximate price per share of the Company’s common stock on March 25, 2009 when the independent members of the Board agreed on the desirability of this type of agreement.

In the event that an Acquisition Event had occurred on December 31, 2017, and assuming that the Company received Net Proceeds of $79.25 per share (the closing price of the Company’s common stock on December 30, 2017), Mr. Raina would have received a $415.3 million payment upon the Acquisition Event, which payment does not include a tax gross-up payment described above. As noted above, the ABA was terminated and replaced with the SAR Agreement in April 2018.

Pay Ratio Disclosure

On August 5, 2015, the SEC adopted new rules implementing the pay ratio disclosure requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). These rules require reporting companies to disclose the ratio of the annual compensation of the company's median employee to the annual compensation of its principal executive officer and became effective for us in this proxy statement for our 2018 annual meeting.

The 2017 annual total compensation of our CEO Mr. Raina was $5,708,038, the 2017 annual total compensation of our median compensated employee was $9,255, and the ratio of those amounts is 617 to 1. The 2017 annual total compensation of our median compensated US employee was $69,700; and the ratio of those amounts is 82 to 1. For purposes of identifying the median compensated employee, we took into account salary, bonus, and fair market value of the shares on the vesting date during the year for all our employees as of December 31, 2017. We annualized this compensation for employees who did not work the entire year, except for employees designated as seasonal or temporary.

There is a lot of flexibility in how the median employees are identified. Companies are using different approaches that are appropriate for their employee population and compensation programs and are using estimates and assumptions. As a result, the ratio that other companies have calculated may not be comparable to the ratio that we have presented not only because of different businesses or different compensation programs, but because of using different methodologies and assumptions.
Director Compensation

On June 30, 2017, the Board granted to each non-employee director 6,000 stock options of which one-fourth will vest on June 30, 2018, and the remaining options will vest ratably each quarter in the years 2019, 2020 and 2021. In addition each non-employee director received an annual cash retainer of $25,000 during 2017. Mr. Keller received an additional cash retainer of $16,000 for serving as the Compensation Committee Chairman and $8,000 for serving on the Audit Committee. Mr. Benz received an additional cash retainer of $8,000 for serving on the Audit Committee and $8,000 for serving on the Compensation Committee. Mr. Bhalla received an additional cash retainer of $24,000 for serving as the Audit Committee Chairman and $8,000 for serving on the Audit Committee.
Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards ($)	Total ($)
Pavan Bhalla	$57,000	$92,273	$149,273
Hans Ueli Keller	$49,000	$92,273	$141,273
Hans U. Benz	$41,000	$92,273	$133,273
Neil D. Eckert	$25,000	$92,273	$117,273
Rolf Herter	$25,000	$92,273	$117,273
Joseph Wright, Jr.	$25,000	$92,273	$117,273
George Hebard, III	$25,000	$92,273	$117,273

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2017:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	18,187
Hans Ueli Keller	21,250
Hanz U. Benz	20,812
Neil D. Eckert	27,000
Rolf Herter	24,750
Joseph Wright, Jr.	18,000
George Hebard, III	18,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2017, we maintained the 1996 Stock Incentive Plan, as amended and restated in 2006 and the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2017 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	—	$—	1,097,563
—2010 Stock Incentive Plan	147,999	$37.68	4,265,657
Equity Compensation Plans Not Approved by Security Holders	—	N/A	N/A
Total	147,999	$37.68	5,363,220

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Current Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Robin Raina(3)	3,816,024	12.1%
Neil D. Eckert(4)	90,293	*
Rolf Herter(5)	84,216	*
Hans Ueli Keller(6)	26,155	*
Leon d’Apice	63,971	*
Hans U. Benz(7)	14,346	*
Pavan Bhalla(8)	58,091	*
George Hebard(9)	49,250	*
Graham Prior	18,506	*
James S. Senge, Sr.	24,227	*
Joseph R. Wright(10)	8,625	*
Sean Donaghy	6,571	*
Directors and executive officers as a group (12 persons)(11)	4,260,275	13.5%

Other Beneficial Holders

FMR LLC(12)	4,718,336	15.0%
Rennes Foundation (13)	3,438,781	10.9%
Blackrock Inc. (14)	2,831,365	9.0%
The Vanguard Group (15)	2,118,575	6.7%

*	Less than 1%.

(1)    For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she: (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within 60 days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.

(2)    In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days held by such individual or group, but are not deemed outstanding by any other person or group. Percentage is based on 31,549,428 shares of our common stock outstanding as of April 25, 2018.

(3)    Mr. Raina’s ownership includes: (a) 65,451 shares of restricted stock and (b) 217,064 shares held as trustee for the Robin Raina Foundation, a 501(c) charity organization, which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company and to which Mr. Raina disclaims any beneficial ownership. The Federal Tax ID Number for the foundation is 51-0497387. The address of Mr. Raina is 1 Ebix Way, Johns Creek, Georgia 30097.

(4) Mr. Eckert’s ownership includes options to purchase 17,625 shares of our common stock which are exercisable as of April 25, 2018, or that will become exercisable within 60 days after that date.
(5) Mr. Herter’s ownership includes options to purchase 15,375 shares of our common stock which are exercisable as of April 25, 2018, or that will become exercisable within 60 days after that date.
(6) Mr. Keller’s ownership includes options to purchase 11,875 shares of our common stock which are exercisable as of April 25, 2018, or that will become exercisable within 60 days after that date.
(7) Mr. Benz’s ownership includes options to purchase 11,437 shares of our common stock which are exercisable as of April 25, 2018, or that will become exercisable within 60 days after that date.
(8) Mr. Bhalla’s ownership includes options to purchase 8,812 shares of our common stock which are exercisable as of April 25, 2018, or that will become exercisable within 60 days after that date.
(9) Mr. Hebard’s ownership includes options to purchase 8,250 shares of our common stock which are exercisable as of April 25, 2018, or that will become exercisable within 60 days after that date.
(10) Mr. Wright’s ownership includes options to purchase 8,625 shares of our common stock which are exercisable as of April 25, 2018, or that will become exercisable within 60 days after that date.
(11) Includes options to purchase 81,999 shares of our common stock which are exercisable as of April 25, 2018, or that will become exercisable within 60 days after that date.
(12) Ownership consists of shares of our common stock beneficially owned by FMR LLC, certain of its subsidiaries and affiliates, and other companies (“FMR”) as disclosed on its joint Schedule 13G/A filed with the SEC on February 13, 2018. The address of FMR is 245 Summer Street, Boston, Massachusetts 02210.

(13) The address of the Rennes Fondation is Rätikonstrasse 13, Vaduz, Principality of Liechtenstein FL-9490. Although Mr. Herter is a director of Rennes Fondation, he disclaims any beneficial ownership of the shares held by Rennes Fondation.

(14)    Ownership consists of shares of our common stock beneficially owned by Blackrock, Inc. and its wholly-owned subsidiaries (“Blackrock”) as disclosed on its Schedule 13G/A filed with the SEC on January 29, 2018. The address of Blackrock is 55 East 52nd Street, New York, New York 10055.

(15)    Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiaries (collectively, “Vanguard”), as disclosed on Vanguard’s joint schedule 13G/A filed with the SEC on February 9, 2018. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

Rahul Raina is the Company’s Corporate Vice President — Operations Ebix RCS & A.D.A.M. International Business Development and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2017 and 2016 he was paid a salary of $135,000 and $120,000, respectively, and received a cash bonus of $20,000 in 2017 and $25,000 in 2016. He received no share-based compensation awards in either 2017 or 2016. Previously he was granted options to purchase 225,000 shares of our common stock with an exercise price of $0.74 per share, which was equal to the fair market value of the common stock underlying the stock options at the original grant date. The options had a four year vesting period from the date of grant and expired ten years from the date of grant. This grant was not subject to any of the Company's approved stock compensation incentive plans. The expense for these options had been earlier fully recognized in the Company's financial statements. The options are presently fully vested and during the year 2012 he exercised 130,000 of these then remaining stock options. As of December 31, 2017 he has no remaining outstanding and unexercised stock options.

During the year ended December 31, 2017, Ebix did not donate to the Robin Raina Foundation, a non-profit 501(c) charity in support of the cause of building and providing homes for the severely underprivileged in India, and donated $46,000 during the year ended December 31, 2016.

On November 26, 2014, we entered into a Director Nomination Agreement, by and among the Company, Barington Companies Equity Partners, L.P., Barington Companies Investors, LLC (together with Barington Companies Equity Partners, L.P., “Barington”), Ancora Advisors, LLC (together with Barington, the “Barington Group”), James A. Mitarotonda and Joseph R. Wright, Jr. (the “Director Nomination Agreement”). Pursuant to the Director Nomination Agreement, the Board expanded the size of the Board by two directorships to eight directors, and nominated James A. Mitarotonda and Joseph R. Wright, Jr. (the “New Nominees”), as well as all of the incumbent directors, for election at the 2014 Annual Meeting. On March 23, 2015, the Director Nomination Agreement was amended to accept the resignation of Mr. Mitarotonda from the Board and to appoint Mr. George W. Hebard III as a new director and to provide that Mr. Hebard become a New Nominee under the Director Nomination Agreement. The Director Nomination Agreement, as amended, also provides, among other things, that:

•
The Board and the Corporate Governance Committee agreed to consider the New Nominees for inclusion on committees of the Board, in good faith and in a manner consistent with other members of the Board in accordance with past practice:

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

•
Through the Standstill Period, the Barington Group and its affiliates are prohibited from taking certain actions, customarily restricted by an agreement of this kind, including soliciting proxies or written consents of stockholders, presenting proposals for action by stockholders, commencing legal action against the Company or certain of its representatives or launching a tender offer for shares of the Company; and

•
Through the Standstill Period, the Barington Group must vote all of its Company common stock for the Company’s nominees to the Board and according to the Board’s recommendations on any other routine matters, such as ratification of auditors and the advisory vote on executive compensation.

Director Independence

Our business is managed by the Company’s employees under the direction and oversight of the Board. Except for Mr. Raina, none of our current directors is an employee of the Company. We keep directors informed of our business through discussions with management, materials we provide to them, visits to our offices and facilities and their participation in Board and Board committee meetings.

Under our Corporate Governance Guidelines, we require that a majority of the Board consist of independent, non-management directors, who also meet the criteria for independence required by the Nasdaq Marketplace Rules. Under such rules, a director is independent if he or she does not have a material relationship with the Company. Our Board annually evaluates each member’s independent status.

The Board has determined that, as of January 1, 2017, the following seven of the Company’s directors are independent under the Nasdaq Marketplace Rules: Messrs. Benz, Bhalla, Eckert, Hebard, Herter, Keller and Wright. Mr. Raina, as a management director, participates in the Board’s activities and provides valuable insight and advice.

Non-management directors have access to individual members of management or to other employees of the Company on a confidential basis. Directors also have access to Company records and files and directors may contact other directors without informing Company management of the purpose or even the fact of such contact.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
Cherry Bekaert LLP (“CB”) served as Ebix’s registered public accountants for the years ended December 31, 2017 and 2016.
The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2017 and 2016 and fees billed for other services rendered during 2017 and 2016 by CB, our independent registered public accounting firm during these periods.

Services Rendered by Cherry Bekaert LLP	2017	2016
Audit Fees (1)	$610,000	$585,000
Audit Related Fees (2)	$11,000	$39,436
Tax Compliance Service Fees	$75,000	$65,000
All Other Fees (3)	$31,500	$—

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

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(b) Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed below in the exhibit index of this
Amendment are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K).

Exhibits
10.1**
Stock Appreciation Right Award Agreement, dated as of April 10, 2018, by and between Ebix, Inc. and Robin Raina (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2018)

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

Date: April 30, 2018