Form 10-Q
period 2018-03-31
EBIX INC
filed 2018-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2018 the number of shares of common stock outstanding was 31,467,615.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating revenue	$108,230	$79,103

Operating expenses:
Cost of services provided	39,591	25,187
Product development	8,434	8,350
Sales and marketing	3,998	4,337
General and administrative, net (see Note 1)	19,504	12,684
Amortization and depreciation	2,807	2,855
Total operating expenses	74,334	53,413

Operating income	33,896	25,690
Interest income	121	774
Interest expense	(4,847)	(2,468)
Non-operating income	53	—
Foreign currency exchange (loss) gain	(641)	3,496
Income before income taxes	28,582	27,492
Income tax expense	(2,126)	(869)
Net income including noncontrolling interest	26,456	26,623
Net income attributable to noncontrolling interest (see Note 8)	248	196
Net income attributable to Ebix, Inc.	$26,208	$26,427

Basic earnings per common share attributable to Ebix, Inc.	$0.83	$0.83

Diluted earnings per common share attributable to Ebix, Inc.	$0.83	$0.83

Basic weighted average shares outstanding	31,482	31,807

Diluted weighted average shares outstanding	31,659	31,973

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income including noncontrolling interest	$26,456	$26,623
Other comprehensive income:
Foreign currency translation adjustments	(4,759)	2,517
Total other comprehensive (loss) income	(4,759)	2,517
Comprehensive income	21,697	29,140
Comprehensive income attributable to noncontrolling interest (see Note 8)	248	196
Comprehensive income attributable to Ebix, Inc.	$21,449	$28,944

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$111,898	$63,895
Short-term investments	18,356	25,592
Restricted cash	3,992	4,040
Fiduciary funds- restricted	8,645	8,035
Trade accounts receivable, less allowances of $5,138 and $4,143, respectively	117,443	117,838
Other current assets	30,533	33,532
Total current assets	290,867	252,932

Property and equipment, net	40,647	41,704
Goodwill	672,159	666,863
Intangibles, net	43,679	45,711
Indefinite-lived intangibles	42,055	42,055
Capitalized software development costs, net	8,659	8,499
Deferred tax asset, net	48,489	43,529
Other assets	15,889	11,720
Total assets	$1,162,444	$1,113,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$77,231	$75,073
Accrued payroll and related benefits	7,235	8,201
Cash overdraft	9,941	9,243
Fiduciary funds- restricted	8,645	8,035
Short term debt, net of deferred financing costs of $449 and $136, respectively	13,824	14,364
Capital lease obligations	17	17
Deferred rent	205	278
Contingent liability for accrued earn-out acquisition consideration	4,000	4,000
Deferred revenue	27,492	22,562
Other current liabilities	10,085	5,159
Total current liabilities	158,675	146,932

Revolving line of credit	173,694	274,529
Long term debt and capital lease obligations, less current portion, net of deferred financing costs of $1,748 and $298, respectively	235,778	110,978
Other liabilities	11,632	11,658
Contingent liability for accrued earn-out acquisition consideration	32,511	33,096
Deferred revenue	8,822	1,423
Deferred rent	405	638
Total liabilities	621,517	579,254

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—

Common stock, $0.10 par value, 120,000,000 shares authorized, 31,458,976 issued and outstanding, at March 31, 2018, 2017 and 120,000,000 shares authorized, 31,476,428 issued and outstanding at December 31, 2017	3,146	3,148
Additional paid-in capital	—	1,410
Retained earnings	523,668	510,975
Accumulated other comprehensive loss	(28,782)	(24,023)
Total Ebix, Inc. stockholders’ equity	498,032	491,510
Noncontrolling interest (see Note 8)	42,895	42,249
Total stockholders' equity	540,927	533,759
Total liabilities and stockholders’ equity	$1,162,444	$1,113,013
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2018	31,476,428	$3,148	$1,410	$510,975	$(24,023)	$42,249	$533,759
Cumulative effect of accounting change (adoption of Topic 606), net of tax effect	—	—	—	(8,802)	—	—	$(8,802)
Cumulative effect of accounting change (adoption of ASC 340-40), net of tax effect	—	—	—	(1,460)	—	—	(1,460)
Net income attributable to Ebix, Inc.	—	—	—	26,208	—	—	26,208
Net income attributable to noncontrolling interest (see Note 8)	—	—	—	—	—	248	248
Cumulative translation adjustment	—	—	—	—	(4,759)	—	(4,759)
Repurchase and retirement of common stock	(30,000)	(3)	(1,339)	(884)	—	—	(2,226)
Vesting of restricted stock	13,274	1	(1)	—	—	—	—
Share based compensation	—	—	753	—	—	—	753
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(726)	—	(36)	—	—	—	(36)
Recognized noncontrolling ownership of joint venture	—	—	(787)	—	—	398	(389)
Dividends paid	—	—	—	(2,369)	—	—	(2,369)
Balance, March 31, 2018	31,458,976	$3,146	$—	$523,668	$(28,782)	$42,895	$540,927
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$26,208	$26,427
Net income attributable to noncontrolling interest	248	196
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	2,807	2,855
Benefit for deferred taxes	(1,874)	(850)
Share based compensation	753	686
Provision for doubtful accounts	1,045	407
Unrealized foreign exchange loss (gain)	419	(860)
Amortization of capitalized software development costs	525	410
Purchase accounting adjustment	—	(948)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,401)	(5,661)
Other assets	(554)	198
Accounts payable and accrued expenses	1,438	(7,118)
Accrued payroll and related benefits	(946)	(1,021)
Deferred revenue	(2,361)	382
Deferred rent	(317)	(102)
Reserve for potential uncertain income tax return positions	30	518
Other liabilities	(527)	268
Net cash provided by operating activities	25,493	15,787

Cash flows from investing activities:
Acquisition of Transcorp	(6,554)	—
Cash received from Paul Merchants for 10% stake in MTSS combined business	4,996	—
Capitalized software development costs	(622)	(514)
Maturities (Purchases) of marketable securities	5,198	(1,005)
Capital expenditures	(531)	(2,705)
Net cash provided by (used in) investing activities	2,487	(4,224)

Cash flows from financing activities:
(Repayments of) Proceeds from revolving line of credit, net	(100,835)	40,000
Proceeds from term loan	124,250	—
Principal payments of term loan obligation	—	(3,125)
Repurchases of common stock	—	(40,517)
Proceeds from the exercise of stock options	—	52
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(36)	(167)
Dividend payments	(2,369)	(2,428)
Cash Overdraft	745	—
Payments of capital lease obligations	—	(1)
Net cash provided by (used in) financing activities	21,755	(6,186)
Effect of foreign exchange rates on cash	(1,723)	786
Net change in cash and cash equivalents, and restricted cash	48,012	6,163
Cash and cash equivalents, and restricted cash at the beginning of the period	70,867	116,941
Cash and cash equivalents, and restricted cash at the end of the period	$118,879	$123,104
Supplemental disclosures of cash flow information:
Interest paid	$4,280	$2,289
Income taxes paid	$6,751	$6,663
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

During the three months ended March 31, 2018 there were 726 shares, totaling $36 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

As of March 31, 2018 there were 30,000 shares totaling $2.2 million of share repurchases that were not settled until April 2018.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure Exchanges to the insurance, financial, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing Software-as-a-Service ("SaaS") enterprise solutions in the area of customer relationship management, front-end & back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southeast Asian Nations (“ASEAN”) countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, travel, pre-paid & gift cards, utility payments, etc., in emerging countries such as India. EbixCash through its travel portal Via.com is also one of Southeast Asia’s leading travel exchanges with distribution outlets and corporate clients processing millions of transactions every year. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom, Brazil, Philippines, Indonesia, and United Arab Emirates. International revenue accounted for 53.9% and 34.0% of the Company’s total revenue for the three months ended March 31, 2018 and 2017, respectively.
The Company’s revenues are derived from four product/service channels. Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Exchanges	$81,858	$52,614
Broker Systems	3,610	3,788
Risk Compliance Solutions (“RCS”)	22,267	21,852
Carrier Systems	495	849
Totals	$108,230	$79,103

The Company is continuing to evaluate the classification of the 2017 acquisitions that collectively make up the EbixCash Financial Exchanges, refer to Part I, Item I Business in our Form 10-K for the year ended December 31, 2017. Currently these acquisitions are reported under the Exchange channel, but this classification is subject to change based on the conclusions of our continued evaluations.

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2018. The condensed consolidated December 31, 2017 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Restricted Cash- As part of the ItzCash Card Limited ("ItzCash") acquisition, $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. Additionally, as part of the Wdev Solucoes em Technologia SA ("Wdev") acquisition, upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. As of March 31, 2018 there is $3.0 million included in other long-term assets of the Company's Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cash and cash equivalents	$111,898	$120,195
Restricted cash	3,992	—
Restricted cash included in other long-term assets	2,989	2,909
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$118,879	$123,104

Advertising—Advertising costs amounted to $1.5 million and $1.5 million in the first three months of 2018 and 2017, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. Under legacy US GAAP 340-20, direct response advertising was eligible for capitalization if certain conditions were met. During the first three months of 2017 reported sales and marketing expenses included $1.0 million of amortization of certain direct-response advertising costs associated with our medical education services, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs were previously amortized to advertising expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchased. Effective January 1, 2018 Subtopic 340-40 replaced that guidance to require the costs of direct-response advertising to be expensed as they are incurred or the first time the advertising takes place. The Company was required to recognize a cumulative effective change to opening retained earnings in the year of adoption of the standard. The Company recorded a one-time $1.9 million adjustment to retained earnings on January 1, 2018 and is expensing all future costs from this date forward. Under the new guidance Subtopic 340-40, the Company's expense increased by $217 thousand during the first three months of 2018 from what would have been recorded under legacy US GAAP 340-20.
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

•
Level 2 Inputs - Other than quoted prices included in Level 1 inputs, which are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

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

As of March 31, 2018, the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

•	Short-term investments (commercial bank certificates of deposits and mutual funds), for which the fair values are measured as a Level 1 instrument.

•
Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 31, 2018 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at March 31, 2018 and December 31, 2017 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($4.23 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$22,588	$22,588	$—	$—
Mutual Funds ($771 thousand recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	771	771	—	—
Total assets measured at fair value	$23,359	$23,359	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$36,511	$—	$—	$36,511
Total liabilities measured at fair value	$36,511	$—	$—	$36,511

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2018 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($2.19 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$22,293	22,293	$—	$—
Mutual Funds ($785 thousand recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	6,278	6,278	—	—
Total assets measured at fair value	$28,571	$28,571	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$37,096	$—	$—	$37,096
Total liabilities measured at fair value	$37,096	$—	$—	$37,096

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the twelve months ended December 31, 2017 there were no transfers between fair value Levels 1, 2 or 3.
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2018 and during the year ended December 31, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	March 31, 2018	December 31, 2017
	(In thousands)

Beginning balance	$37,096	$8,510

Total remeasurement adjustments:
Gains included in earnings **	—	(164)
Reductions recorded against goodwill	—	(4,007)
Foreign currency translation adjustments ***	(585)	522

Acquisitions and settlements
Business acquisitions	—	34,156
Settlement payments	—	(1,921)

Ending balance	$36,511	$37,096

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$—

** recorded as a reduction to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at March 31, 2018	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev and ItzCash acquisition)	$36,511	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev and ItzCash acquisition)	$37,096	Discounted cash flow	Projected revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During 2017, certain of the Company's contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously provisional.
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard.

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
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the relevant technical accounting guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate performance obligations for the purpose of revenue recognition. These types of arrangements include obligations pertaining to software licenses, system set-up, and professional services associated with product customization or modification. Delivery of the various contractual obligations typically occurs over periods of less than eighteen months. These arrangements generally do not have refund provisions or have very limited refund terms.
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
The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method and applying the new standard to those contracts which were not completed as of January 1, 2018. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption resulted in a decrease to retained earnings of $11.6 million for the cumulative effect of applying the Topic 606. This decrease was principally driven by the deferral of certain services revenues associated with programming, setup, and implementation activities related to our SaaS offering and changes related to costs to obtain customers, including the related amortization period.
Impact of New Revenue Recognition Standard on Financial Statement Line Items
The cumulative effect of applying the new guidance to all contracts was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2018:

	Impact of Change in Accounting Policy
(In thousands)	As Reported December 31, 2017	Adjustments	Adjusted January 1, 2018
Other Current Assets	$33,532	$898	$34,430
Current Assets	252,932	898	253,830
Deferred tax asset, net	43,529	2,843	46,372
Other Assets	11,720	1,502	13,222
Total Assets	1,113,013	5,243	1,118,256
Current Deferred Revenue	22,562	5,124	27,686
Current Liabilities	146,932	5,124	152,056
Long Term Deferred Revenue	1,423	8,921	10,344
Total Liabilities	579,254	14,045	593,299
Retained Earnings	510,975	(8,802)	502,173

The following tables present the impact of adopting Topic 606 on the Company’s unaudited consolidated financial statements for the three months ended March 31, 2018:

	Impact of Change in Accounting Policy
	As Reported March 31, 2018	Adjustments	Balances without adoption of Topic 606
Condensed Consolidated Statement of Income	(In thousands)
Operating Revenue	$108,230	$(623)	$107,607
Costs of Services Provided	39,591	(139)	39,452
Total Operating Expenses	74,334	(139)	74,195
Operating Income	33,896	(484)	33,412
Income before income taxes	28,582	(484)	28,098
Income tax (expense) benefit	(2,126)	118	(2,008)
Net income including noncontrolling interest	26,456	(366)	26,090
Net income attributable to Ebix, Inc.	26,208	(366)	25,842
Basic earnings per common share attributable to Ebix, Inc	0.83	(0.01)	0.82
Diluted Earnings per common share attributable to Ebix, Inc	0.83	(0.01)	0.82

Condensed Consolidated Balance Sheet
Other current assets	$30,533	$(870)	$29,663
Total current assets	290,867	(870)	289,997
Deferred tax asset, net	48,489	(2,843)	45,646
Other assets	15,889	(1,392)	14,497
Total assets	1,162,444	(5,105)	1,157,339
Current Deferred Revenue	27,492	(4,787)	22,705
Total current liabilities	158,675	(4,787)	153,888
Long Term Deferred Revenue	8,822	(7,565)	1,257
Total liabilities	621,517	(12,352)	609,165
Retained earnings	523,668	7,247	530,915

Condensed Consolidated Statement of Cash Flows
Net income attributable to Ebix, Inc.	$26,208	$(366)	$25,842
Other assets	(554)	(139)	(693)
Deferred Revenue	(2,361)	1,693	(668)
Net cash provided by operating activities	25,493	1,188	26,681

Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product channels for the three months ended March 31, 2018:

	Three Months Ended March 31,
	(In thousands)
Revenue:	2018	2017(1)
United States	$49,902	$52,179
Canada	1,600	2,108
Latin America	5,394	3,899
Australia	9,487	8,899
Singapore	2,216	1,731
New Zealand	487	480
India	32,003	5,620
Europe	4,031	4,187
Dubai	4	—
Indonesia	1,541	—
Philippines	1,348	—
United Arab Emirates	217	—
	$108,230	$79,103
See Note 7 for additional geographic information

	Three Months Ended
	March 31,
(In thousands)	2018	2017(1)
Exchanges	$81,858	$52,614
Broker Systems	3,610	3,788
RCS	22,267	21,852
Carrier Systems	495	849
Totals	$108,230	$79,103
(1) Prior period amount have not been adjusted under the modified retrospective method.

Costs to Obtain and Fulfill a Contract
The Company capitalizes certain costs to obtain and fulfill a new contract and contract renewals. These costs are primarily related to the setup and customization of our SaaS based platforms and are amortized over the benefit period. Under our treatment prior to implementing Topic 606, these costs were expensed as incurred. As of March 31, 2018, the Company had $870 thousand of contract costs in “Other current assets” and $1.4 million in “Other Assets” on the Condensed Consolidated Balance Sheets.

Three Months Ended
(In thousands)	March 31, 2018
Balance, beginning of period	$—
Topic 606 adjustment	2,401
Adjusted beginning balance	$2,401
Costs recognized from adjusted beginning balance	(240)
Additions, net of costs recognized	101
Balance, end of period	$2,262

Deferred Revenue
The Company records deferred revenue when it receives payments or invoices in advance of the performance of services. A significant portion of this balance relates to contracts where the customer has paid in advance for the use of our SaaS platforms over a specified period of time. This portion is recognized as the related performance obligation is fulfilled, generally less than one year. The remaining portion of the deferred revenue balance consists primarily of customer specific customizations that are not distinct from related performance obligations that transfer over time. This portion is recognized over the expected useful life of the customizations.

Three Months Ended
(In thousands)	March 31, 2018
Balance, beginning of period	$23,985
Topic 606 adjustment	14,045
Adjusted beginning balance	$38,030
Revenue recognized from adjusted beginning balance	(12,560)
Additions, net of revenue recognized	10,844
Balance, end of period	$36,314

Practical Expedients and Exemptions
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed, and (iii) contracts from periods prior to the application of Topic 606.
Income Taxes
The adoption of ASC 606 resulted in an increase to deferred revenue, which in turn generated an additional deferred tax asset that increased the Company’s net deferred tax asset position.

Accounts Receivable and the Allowance for Doubtful Accounts—Reported accounts receivable include $85.4 million of trade receivables stated at invoice billed amounts and $32.0 million of unbilled receivables (net of the estimated allowance for doubtful accounts receivable in the amount of $5.1 million.) The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company is continuing to evaluate the 2017 and first quarter 2018 acquisitions that collectively make up the EbixCash Financial Exchanges, refer to Part I, Item I Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and their impact on our condensed consolidated balance sheets. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $7.8 million of deferred revenue is included in billed accounts receivable at March 31, 2018. During the three months ending March 31, 2018 and 2017 the Company recognized and recorded bad debt expense in the amount of $1.0 million and $407 thousand, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the three months ended March 31, 2018 and 2017, $40 thousand and $82 thousand, respectively, of accounts receivable, which had been specifically reserved for in prior periods, were written off.
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

In 2017 the goodwill residing in the Exchange reporting unit, the RCS reporting unit, and the Carrier reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of three of these reporting units were found to be greater than their carrying value, and thus step-two of the quantitative testing process described above became unnecessary because no impairment was indicated.  In specific regards to the RCS reporting unit, its assessed fair value was was $158.0 million which was $42.4 million or 36.7% in excess of its $115.6 million carrying value. Key assumptions used in the fair value determination were annual revenue growth of 7.5% to 12.5% and discount rate of 16%. As of September 30, 2017 there was $78.2 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is performed during the fourth quarter each year. During the year ended December 31, 2017 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the three months ended March 31, 2018 and the year ended December 31, 2017 are reflected in the following table.

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Beginning Balance	$666,863	$441,404
Additions (see Note 3)	7,254	233,095
Purchase accounting adjustments	1,528	(12,158)
Foreign currency translation adjustments	(3,486)	4,522
Ending Balance	$672,159	$666,863

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
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Dealer networks	15-20
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$73,916	$73,725
Developed technology	15,124	15,076
Dealer network	10,401	10,581
Trademarks	2,712	2,698
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	103,269	103,196
Accumulated amortization	(59,590)	(57,485)
Finite-lived intangibles, net	$43,679	$45,711

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$42,055
Amortization expense recognized in connection with acquired intangible assets was $2.0 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In January 2017 the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment". To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In January 2017 the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business" which amended the existing FASB Accounting Standards Codification. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet
In November 2016 the FASB issued ASU 2016-18, "Statement of Cash Flow (Topic 230) Restricted Cash" amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company adopted the new guidance on January 1, 2018 with no material impact to its statement of cash flows. For the three month ended March 31, 2018 and 2017, the Company held $4.0 million and zero, respectively, in "Restricted cash" and $3.0 million and $2.9 million, respectively, in "Other long-term assets" of the Company's Condensed Consolidated Balance Sheet.
    In October 2016 the FASB issued ASU 2016-16, "Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments specified by ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property, and property, plant and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the new guidance on January 1, 2018 with no material impact to its consolidated financial statements.
In August 2016 the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. This ASU addresses the following eight specific cash flow issues: Contingent consideration payments made after a business combination; distributions received from equity method investees; debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and bank-owned life insurance policies; and beneficial interests in securitization transactions; and also addresses separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the ASU for those issuers would be applied prospectively as of the earliest date practicable. The Company adopted the new guidance on January 1, 2018 with no material impact to its consolidated financial statements.
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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$26,208	$26,427
Basic Weighted Average Shares Outstanding	31,482	31,807
Dilutive effect of stock options and restricted stock awards	177	166
Diluted weighted average shares outstanding	31,659	31,973
Basic earnings per common share	$0.83	$0.83
Diluted earnings per common share	$0.83	$0.83

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the three months ended March 31, 2018, the Company completed one business acquisitions, as follows:
Effective February 1, 2018 Ebix acquired the Money Transfer Service Scheme ("MTSS") Business of Transcorp International Limited (BSE:TRANSCOR.BO), for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities. Ebix is consolidating this recent acquisition into Ebix's Financial Exchange operations which will bring synergies and reduce certain redundancies to the combined operation. The valuation and purchase price allocation for the Transcorp acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
During the twelve months ended December 31, 2017, the Company completed six business acquisitions, as follows:
Effective November 1, 2017 Ebix acquired Via.com ("Via"), a recognized leader in the travel space in India and an Omni-channel online travel and assisted e-commerce exchange. Ebix acquired Via for upfront cash consideration in the amount $78.8 million plus possible future contingent payments of up to $2.3 million based on any potential claims made by tax authorities over the subsequent twelve month period following the effective date of the acquisition and $2.0 million based on the receipt of refunds pertaining to certain advance tax payments and withholding taxes, both of which are included in "Other current liabilities" in the Company's Consolidated Balance Sheet. The valuation and purchase price allocation for the Via acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
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
On August 18 2017 Ebix entered into an agreement to acquire MTSS Business of YouFirst Money Express Private Limited ("YouFirst") for upfront cash consideration in the amount $10.2 million. The acquisition, effective September 1, 2017, was funded in October following the securing of requisite approvals for the closing. The valuation and purchase price allocation for the

YouFirst acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
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
Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash Card Limited ("ItzCash"), India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The Company has determined that the fair value of the contingent earn-out consideration is $34.0 million as of March 31, 2018. The valuation and purchase price allocation for the ItzCash acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended March 31, 2018 and 2017, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and zero, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels. In the first three months ended March 31, 2018 and 2017 these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of zero and zero, respectively to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of zero and zero, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of March 31, 2018, the total of these contingent liabilities was $36.5 million, of which $32.5 million is reported in long-term liabilities, and $4.0 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2017 the total of these contingent liabilities was $37.1 million, of which $33.1 million was reported in long-term liabilities, and $4.0 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions that have an impact on the three months ended March 31, 2018 and March 31, 2017, which includes the acquisitions of the ItzCash (acquired April 2017), beBetter (acquired June 2017), YouFirst (acquired September 2017), WallStreet (acquired October 2017), Paul Merchants (acquired November 2017), Via (acquired November 2017) and Transcorp (acquired February 2018) and as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2018 and 2017 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2017, whereas the Company's reported financial statements for the three months ended March 31, 2018 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$108,230	$108,818	$79,103	$111,849
Net Income attributable to Ebix, Inc.	$26,208	$26,267	$26,427	$28,340
Basic EPS	$0.83	$0.83	$0.83	$0.89
Diluted EPS	$0.83	$0.83	$0.83	$0.89

During the three months ended March 31, 2018 the Company's reported total operating revenues increased by $29.1 million or 37% to $108.2 million as compared to $79.1 million during the same period in 2017.
With respect to business acquisitions completed during the years 2018 and 2017 on a pro forma basis, as disclosed in the above pro forma financial information table, combined revenues decreased 2.7% for the three months ending March 31, 2018 versus the same periods in 2017. The 2018 and 2017 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2017, whereas the Company's reported financial statements for three months ended March 31, 2018 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being April 2017 for Itzcash, June 2017 for beBetter, September 2017 for YouFirst, October 2017 for WallStreet. November 2017 for Paul Merchants, November 2017 for Via, and February 2018 for Transcorp.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:
•2018 and 2017 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.
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

Note 4: Debt with Commercial Bank

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement"). The Sixth Amendment amends the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants.The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co syndication agents, BBVA Compass and Fifth Third Bank as co documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint bookrunners. The new credit facility has the following key components; A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility, also, allows for up to $150 million of incremental facilities. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 3.88%.

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

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders (the “Regions Secured Credit Facility”). The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement now consists of a five-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016 . The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million.

As of March 31, 2018 the Company's consolidated balance sheet includes $5.7 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.5 million pertains to the revolving line of credit component of the Credit Agreement, and $2.2 million pertains to the term loan component of the Credit Agreement of which $449 thousand is netted against the current portion and $1.7 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At March 31, 2018, the outstanding balance on the revolving line of credit under the Credit Agreement was $173.7 million and the facility carried an interest rate of 3.88%. During the three months ended March 31, 2018, $20.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $224.2 million and $274.5 million, respectively.

At March 31, 2018, the outstanding balance on the term loan was $250.0 million of which $12.5 million is due within the next twelve months, with no payments having been made during the three months ended March 31, 2018. This term loan also carried an interest rate of 3.88%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $237.5 million respectively at March 31, 2018.

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
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at March 31, 2018 and 2017. Rental expense for office facilities and certain equipment subject to operating leases for the three months ended March 31, 2018 and 2017 was $1.9 million and $790 thousand (net of a $(948) thousand purchase accounting adjustment), respectively.

Business Acquisition Earn-out Contingencies-A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of March 31, 2018, the total of these contingent liabilities was $36.5 million, of which $32.5 million is reported in long-term liabilities, and $4.0 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2017, the total of these contingent liabilities was $37.1 million, of which $33.1 million is reported in long-term liabilities, and $4.0 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Self-Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2018, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $332 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2019, was $2.8 million.

Note 6: Income Taxes
The Company recorded income tax expense of $2.13 million (7.44%) during the three months ended March 31, 2018 , which included discrete items for additions to the reserve for uncertain tax positions. The income tax expense exclusive of discrete items for the three months ended March 31, 2018 is $2.10 million (7.33%). Our tax expense and effective tax rate increased year over year, exclusive of discrete charges, due to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries as part of the Tax Act. The Company expects its full year tax rate before discrete items to be approximately 7.35%.
On December 22, 2017, the U.S. enacted the Tax Act, which implemented a number of changes that took effect on January 1, 2018, including but not limited to, a new minimum tax on GILTI earned by foreign subsidiaries.  The Company estimated the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense.  Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 issued March 2018.  In addition, the Company continues to gather information to compute the amount of the Transition Tax under the Tax Act and expects to finalize its calculation prior to filing its U.S. federal tax return, which is due October 15, 2018.

The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 21% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company, also, had income during the quarter ended March 31, 2018 in the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 21%.

As of March 31, 2018 a liability of $9.2 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three months ended March 31, 2018 there was $30 thousand in additions to this liability reserve. During the same periods in 2017, there were $518 thousand in additions to this liability reserve. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

Note 7: Geographic Information
The Company operates with one reportable segment whose results are regularly reviewed by the Company's CEO, its chief operating decision maker as to performance and allocation of resources. External customer revenues in the tables below are attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services with an Ebix subsidiary located in that country.

During the first three months of 2018 the United States' revenues decreased $2.3 million due primarily to a combination of decreased professional services and a seasonal decrease of continuing medical education services. Canada's revenues decreased by $508 thousand due primarily to decreased professional services. Latin America's revenues increased $1.5 million due primarily due to increased professional services. Australia's revenues increased by $588 thousand primarily due to a combination of increased professional services and transaction fees, and a $340 thousand increase due to changes in foreign currency exchange rates. India's revenue increased $26.4 million of which $1.2 million is due to the various new e-governance contracts with a number of large clients and $25.0 million due to its 2017 acquisitions of ItzCash (Q2 2017), YouFirst (Q3 2017), Wall Street (Q4 2017), Paul Merchants (Q4 2017), Via (Q4 2017) and the Q1 2018 acquisition of Transcorp. Increases in Indonesia, Philippines and United Arab Emirates are due to the November 2017 acquisition of Via.

The following enterprise-wide information relates to the Company's geographic locations:

	As of and for the Three Months Ended March 31, 2018		As of and for the Three Months Ended March 31, 2017
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
United States	$49,902	$396,775	$52,179	$385,474
Canada	1,600	6,381	2,108	6,389
Latin America	5,394	22,499	3,899	24,374
Australia	9,487	1,713	8,899	1,290
Singapore	2,216	17,950	1,731	17,457
New Zealand	487	289	480	216
India	32,003	344,568	5,620	87,301
Europe	4,031	27,317	4,187	21,696
Dubai	4	53,396	—	53,969
Indonesia	1,541	109	—	—
Philippines	1,348	550	—	—
United Arab Emirates	217	30	—	—
	$108,230	$871,577	$79,103	$598,166

In the geographical information table above the significant changes to long-lived assets from March 31, 2017 to March 31, 2018 were comprised of an increase in the United States of $8.0 million primarily due to capitalized continuing medical education product costs and the continued build out of our global corporate headquarters campus in Johns Creek, Georgia. A decrease in Latin America of $1.9 million primarily due to a 4.8% weakening of the Brazilian Real versus the U.S. Dollar which caused a $1.2 million decrease in the translation of long-lived assets and amortization of intangible assets. An increase in India of $257.3 million is primarily due to a $253.2 million increase associated with the 2017 acquisitions of ItzCash (Q2 2017), YouFirst (Q3 2017), Wall Street (Q4 2017), Paul Merchants (Q4 2017), Via (Q4 2017) and the Q1 2018 acquisition of Transcorp. The Europe increase of $5.6 million is primarily due to a 12.2% strengthening of the British Pound Sterling versus the U.S. Dollar which caused a $2.7 million increase in the translation of long-lived assets, an increase in deferred tax assets of $4.3 million primarily due to the release of valuation allowances of operating loss carryforwards, partially offset by the amortization of intangible assets and capitalized software development costs.

Note 8: Investment in Joint Ventures

Effective January 2, 2018 Paul Merchants acquired a 10% equity interest in Ebix’s combined international remittance business in India (comprised of YouFirst, Wall Street , Paul Merchants, and Transcorp) for cash consideration of $5.0 million. The consolidation of these acquisitions into Ebix's Financial Exchange operations will bring synergies and reduce certain redundancies to the combined operation. As part of this agreement Ebix retains an irrevocable option to reacquire 10% of the equity interest after one year at a predetermined price which is included in other current liabilities of the Company's Condensed Consolidated Balance Sheet.
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

Effective September 1, 2015 Ebix and IHC formed the joint venture EbixHealth JV (as defined in Note 3). This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain was reflected as a component of other non-operating income in the accompanying Condensed Consolidated Statement of Income. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. IHC is, also, a customer of the EbixHealth JV, and during the three months ending March 31, 2018 and 2017 the EbixHealth JV recognized $2.3 million and $2.6 million, respectively, of revenue from IHC, and as of March 31, 2018 the EbixHealth JV had $1.0 million of accounts receivable from IHC. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three ending March 31, 2018 and 2017 the Company recognized $0 thousand and $97 thousand revenue from IHC, and as of March 31, 2018 IHC had $23 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, and the Company’s development of its property and casualty underwriting insurance data exchange platform servicing the London markets. During the three months ended March 31, 2018 and 2017, respectively, the Company capitalized $622 thousand and $514 thousand of such development costs. As of March 31, 2018 and December 31, 2017 , a total of $8.7 million and $8.5 million, respectively, of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the three months ended March 31, 2018 and 2017, the Company recognized $525 thousand and $410 thousand, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education products costs are immediately expensed. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years.

Note 10: Other Current Assets

Other current assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Prepaid expenses	$26,074	$29,347
Sales taxes receivable from customers	—	2,218
Due from prior owners of acquired businesses for working capital settlements	280	284
Accrued interest receivable	315	515
Tax refunds receivable	2,522	—
Credit card merchant account balance receivable	1,076	1,008
Other	266	160
Total	$30,533	$33,532

Note 11: Concentrations of Credit Risk

Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at March 31, 2018. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Customer

As previously disclosed in Note 8, effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three months ending March 31, 2018 and 2017 the Ebix Vayam Limited JV recognized $6.2 million and $5.0 million of revenue from Vayam, respectively, and as of March 31, 2018 the Ebix Vayam Limited JV had $28.4 million of accounts receivable with Vayam.

Note 11: Subsequent Events

Acquisition Bonus Agreement and SAR Agreement

On April 10, 2018, the Company entered into a Stock Appreciation Right Award Agreement (the “SAR Agreement”) with Robin Raina, the Company’s Chairman, President and Chief Executive Officer. The SAR Agreement replaced the Acquisition Bonus Agreement (the “ABA”) between the Company and Mr. Raina, dated July 15, 2009.

Amendment to Bank Credit Facility
On April 9, 2018, the Company and certain of its subsidiaries entered into the Seventh Amendment and Waiver (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment increased the allowed indebtedness in the form of unsecured convertible notes of up to $250 million to $300 million at any time outstanding.

Acquisitions and Joint Ventures

On April 19, 2018 the Company announced that it has entered into an agreement to acquire a 60% stake in India based Smartclass Educational Services Private Limited (Smartclass), a leading e-learning Company engaged in the business of education services, development of education products, and implementation of education solutions for K-12 Schools. Under the terms of the agreement, Ebix will pay up to $8 million in cash for its stake in SmartClass.

On April 3, 2018 the Company announced that it has entered into an agreement to acquire India based CentrumDirect Limited (CDL), a leader in India’s Foreign exchange and outward remittance markets for approximately $175 million. CDL will be tightly integrated into Ebix’s Financial Exchange EbixCash offering in India and abroad, with key CDL business executives becoming an integral part of the combined EbixCash senior leadership. the agreement while approved by the Centrum Board, is subject to its shareholders and other regulatory/commercial approvals.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2017 which is incorporated by reference herein and identified, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, as well as: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

•
Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") regarding uncertainties pertaining to the actual ultimate cost of our legal contingencies;

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
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Company Overview

Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also, providing SaaS enterprise solutions in the area of CRM, front-end & back-end systems, outsourced administrative and risk compliance.

With a "Phygital” strategy that combines 231,500 physical distribution outlets in many ASEAN countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, travel, pre-paid & gift cards, utility payments, etc., in an emerging country like India. EbixCash, through its travel portal Via.com, is also one of Southeast Asia’s leading travel exchanges with over 110,000 distribution outlets and 8,000 corporate clients processing over 24.5 million transactions every year.

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

Results of Operations — Three Months Ended March 31, 2018 and 2017
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider (“ASP”) platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as remittance and related services, including travel, from our new financial exchange. International revenue accounted for 53.9% and 34.0% of the Company’s total revenue for the three months ended March 31, 2018 and 2017, respectively.
Ebix’s revenue streams come from four product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and three month periods ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Exchanges	$81,858	$52,614
Broker Systems	3,610	3,788
RCS	22,267	21,852
Carrier Systems	495	849
Totals	$108,230	$79,103

The Company is continuing to evaluate the classification of the 2017 acquisitions that collectively make up the EbixCash Financial Exchanges, refer to Part I, Item I Business in our Form 10-K for the year ended December 31, 2017. Currently they are reported under Exchange channel, but is subject to change based on the conclusions of our evaluations.
During the three months ended March 31, 2018 our total operating revenues increased $29.1 million or 37%, to $108.2 million as compared to $79.1 million during the first quarter of 2017. The year-over-year revenues primarily increased as a result of the Company's acquisitions of Via, YouFirst and ItzCash.
During the three months ended March 31, 2018 the Company's reported total operating revenues increased by $29.1 million or 37% to $108.2 million as compared to $79.1 million during the same period in 2017.
With respect to business acquisitions completed during the years 2018 and 2017 on a pro forma basis, as disclosed in the above pro forma financial information table, combined revenues decreased 2.7% for the three months ending March 31, 2018 versus the same periods in 2017. The 2018 and 2017 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2017, whereas the Company's reported financial statements for three months ended March 31, 2018 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being April 2017 for Itzcash, June 2017 for beBetter, September 2017 for YouFirst, October 2017 for WallStreet, November 2017 for Paul Merchants, November 2017 for Via, and February 2018 for Transcorp.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:
•2018 and 2017 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.
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
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $14.4 million or 57%, to $39.6 million in the first quarter of 2018 as compared to $25.2 million in the first quarter of 2017. This increase is primarily due to costs associated with the business acquisitions of ItzCash,Via, YouFirst, WallStreet and Paul Merchants offset by reduced U.S. consulting salary costs.

Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professionals, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses remained flat at $8.4 million during the first quarter of 2018 as compared to $8.4 million during the first quarter of 2017.

Sales and Marketing Expenses
Sales and marketing expenses decreased $339 thousand or 8%, to $4.0 million in the first quarter of 2018 as compared to $4.3 million in the first quarter of 2017 primarily due to a decrease in expenses relating to commissions.
General and Administrative Expenses
Reported general and administrative expenses increased $6.8 million or 54% to $19.5 million in the first quarter of 2018 as compared to $12.7 million in the first quarter of 2017 primarily due to costs associated with the business acquisitions of ItzCash,Via, YouFirst, WallStreet and Paul Merchants, a $1.1 million increase in professional fees, a $948 thousand purchase accounting adjustment in 2017, and a $638 thousand increase in bad debt expense.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $48 thousand or 2% to $2.81 million in the first quarter of 2018 as compared to $2.86 million in the first quarter of 2017.
Interest Income
Interest income decreased $653 thousand or 84% to $121 thousand in the first quarter of 2018 as compared to $774 thousand in the first quarter of 2017 primarily due to interest now recorded as revenue in India and a reduction in the average cash balances in interest bearing accounts.
Interest Expense
Interest expense increased $2.4 million or 96%, to $4.8 million in the first quarter of 2018 as compared to $2.5 million in the first quarter of 2017. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 44% to $402.4 million during Q1 2018 from $278.9 million during Q1 of 2017, as well as an increase in the underlying average interest rate which increased to 4.3% for Q1 2018 versus 3.1% for Q1 2017.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange losses for the three months ended March 31, 2018 in the amount of $641 thousand consists of $222 thousand of losses realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $419 thousand of unrealized losses pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded income tax expense of $2.13 million (7.44%) during the three months ended March 31, 2018 , which included discrete items for additions to the reserve for uncertain tax positions. The income tax expense exclusive of discrete items for the three months ended March 31, 2018 is $2.10 million (7.33%). Our tax expense and effective tax rate increased year over year, exclusive of discrete charges, due to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries as part of the Tax Act. The Company expects its full year tax rate before discrete items to be approximately 7.35%.
On December 22, 2017, the U.S. enacted the Tax Act, which implemented a number of changes that took effect on January 1, 2018, including but not limited to, a new minimum tax on GILTI earned by foreign subsidiaries.  The Company estimated the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense.  Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which is also included in ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 issued March 2018.  In addition, the Company continues to gather information to compute the amount of the Transition Tax under the Tax Act and expects to finalize its calculation prior to filing its U.S. federal tax return, which is due October 15, 2018.

Liquidity and Capital Resources
The Company's ability to generate significant cash flows from ongoing operating activities is one of its fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, the Company's commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carry-forwards and minimum alternative tax obligations in the U.S., Great Britain, and India), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our commercial bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategic and accretive business acquisitions in the insurance services sector, and to re-purchase shares of our common stock as market conditions warrant.

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
Our cash and cash equivalents were $111.9 million and $63.9 million at March 31, 2018 and December 31, 2017, respectively. The $4.0 million of restricted cash on the condensed consolidated balance sheet as of March 31, 2018 consists of the ItzCash acquisition $4.0 million of the possible future contingent earn-out payments being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The $8.6 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 7, 2018 are presented in the table below (figures denominated in thousands):

Country/Region	Cash and ST investments
United States	$16,635
Canada	5,386
Latin America	2,446
Australia	6,043
Singapore	2,075
New Zealand	968
India	56,787
Europe	3,857
Mauritius	257
Dubai	145
Sweden	—
Total	$94,599

Our current ratio increased to 1.83 at March 31, 2018 from 1.72 at December 31, 2017 and accordingly our working capital position increased to $132.2 million at March 31, 2018 from $106.0 million at the end of 2017. Our short-term liquidity has primarily increased due to increased cash and cash equivalents, partially offset by a decrease in short-term investments and increased deferred revenues. The Company's days sales outstanding in accounts receivable ("DSO") was 99 days at March 31, 2018 up 7 days from 92 days at December 31, 2017. The increase is primarily due to contracts in Brazil, the US and India that have longer payment terms.
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
During the three months ended March 31, 2018, the Company completed one business acquisitions, as follows:
Effective February 1, 2018 Ebix acquired the MTSS Business of Transcorp International Limited (BSE:TRANSCOR.BO), for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities. Ebix is consolidating this recent acquisition into Ebix's Financial Exchange operations which will bring synergies and reduce certain redundancies to the combined operation. The valuation and purchase price allocation for the Transcorp acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
During the twelve months ended December 31, 2017, the Company completed six business acquisitions, as follows:
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
On August 18 2017 Ebix entered into an agreement to acquire MTSS Business of YouFirst Money Express Private Limited ("YouFirst") for upfront cash consideration in the amount $10.2 million. The acquisition, effective September 1, 2017, was funded in October following the securing of requisite approvals for the closing. The valuation and purchase price allocation for the YouFirst acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
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
Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash Card Limited ("ItzCash"), India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The Company has determined that the fair value of the contingent earn-out consideration is $34.0 million as of March 31, 2018. The valuation and purchase price allocation for the ItzCash acquisition remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, to the Notes to Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2018, the total of these contingent liabilities was $36.5 million, of which $32.5 million is reported in long-term liabilities, and $4.0 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2017 the total of these contingent liabilities was $37.1 million, of which $33.1 million was reported in long-term liabilities, and $4.0 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Operating Activities
Net cash provided by our operating activities was $25.5 million for the three months ended March 31, 2018. The primary components of the cash provided by our operating activities during the three month period consisted of net income of $26.2 million, net of $419 thousand of unrealized foreign currency exchange gains, $2.8 million of depreciation and amortization, $248 thousand of net income attributable to a non-controlling interest, $753 thousand of non-cash share-based compensation, and $525 thousand of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(5.5) million of working capital requirements primarily due to increased outstanding trade accounts receivable and other assets and a decrease in deferred revenues. During the three months ended March 31, 2018 the Company made $6.8 million of tax payments including $2.5 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

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

Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2018 was $2.5 million, and consisted of $5.0 million received from Paul Merchants for a 10% equity interest in Ebix’s combined international remittance business in India, $5.2 million for the net maturities of marketable securities (specifically bank certificates of deposit). Partially offsetting these inflows were $6.6 million used for the acquisition of Transcorp, $531 thousand for the expansion of our product development facilities in India and the continued build out of our global corporate headquarters campus in Johns Creek, Georgia, and $622 thousand for software development costs that were capitalized.

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

Financing Activities
During the three months ended March 31, 2018 net cash provided by financing activities was $21.8 million which consisted of $124.3 million provided by the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank, $20.0 million provided by the Company's revolving credit facility with Regions, $745 thousand provided by the EbixCash overdraft facility in India. Partially offsetting this cash inflow were $120.8 million used as part of the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank and $2.4 million was used to pay quarterly dividends to our common stockholder.

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
Commercial Bank Financing Facility

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement"). The Sixth Amendment amends the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants.The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co syndication agents, BBVA Compass and Fifth Third Bank as co documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint bookrunners. The new credit facility has the following key components; A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility, also, allows for up to $150 million of incremental facilities. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 3.88%.

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, Regions Capital Markets, PNC Capital Markets, LLC, and TD Securities (USA) as joint Lead Arrangers for the syndicate of lenders (the “Regions Secured Credit Facility”). The Second Amendment increases the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement now consists of a five-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments due in the amount $3.13 million due each quarter, starting September 30, 2016 . The Credit Agreement also contains an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million.

As of March 31, 2018 the Company's consolidated balance sheet includes $5.7 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.5 million pertains to the revolving line of credit component of the Credit Agreement, and $2.2 million pertains to the term loan component of the Credit Agreement of which $449 thousand is netted against the current portion and $1.7 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At March 31, 2018, the outstanding balance on the revolving line of credit under the Credit Agreement was $173.7 million and the facility carried an interest rate of 3.88%. During the three months ended March 31, 2018, $20.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $224.2 million and $274.5 million, respectively.

At March 31, 2018, the outstanding balance on the term loan was $250.0 million of which $12.5 million is due within the next twelve months, with no payments having been made during the three months ended March 31, 2018. This term loan also carried an interest rate of 3.88%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $237.5 million respectively at March 31, 2018.

Contractual Obligations

For a presentation regarding material changes outside the ordinary course of business to the Company's contractual obligations please refer to Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We do not engage in off balance sheet financing arrangements.
Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2017 Form 10-K.
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
Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
For contracts that contain multiple deliverables, we analyze the revenue arrangements in accordance with the relevant technical accounting guidance, which provides criteria governing how to determine whether goods or services that are delivered separately in a bundled sales arrangement should be considered as separate performance obligations for the purpose of revenue recognition. These types of arrangements include obligations pertaining to software licenses, system set-up, and professional services associated with product customization or modification. Delivery of the various contractual obligations typically occurs over periods of less than eighteen months. These arrangements generally do not have refund provisions or have very limited refund terms.
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2017 we had no impairment of our reporting unit goodwill balances.

Valuation of Contingent Liabilities related to Earn-Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018 and 2017, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and zero, respectively, due to re-measurements based on the then assessed fair value and changes in anticipated future revenue levels. In the first three months ended March 31, 2018 and 2017 these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of zero and zero, respectively to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of zero and zero, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of March 31, 2018, the total of these contingent liabilities was $36.5 million.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S and India, furthermore the functional currencies in our main India and Singapore offices is the U.S. dollar, and accordingly, a substantial portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, India (specifically EbixCash), New Zealand, Great Britain, Canada, Brazil, Dubai, Singapore, Philippines, Indonesia, and United Arab Emirates where we conduct transactions in the local currencies of each of these locations.There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2018 and 2017 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized gains (losses) of $4.8 million and $2.5 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $3.1 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2018 the Company had $425.5 million of outstanding debt obligations which consisted of a $250.0 million term loan, a $173.7 million balance on our commercial banking revolving line of credit, and a $1.8 million note due to IHC by the EbixHealth JV. The Company's revolving line of credit bears interest at the rate of LIBOR plus 2.25%, and stood at 3.88% at March 31, 2018. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $611 thousand and $179 thousand for the three months ended March 31, 2018 and 2017, respectively. The Company's average cash balances and short term investments during the three months ended March 31, 2018 were $109.9 million and its existing cash balances as of March 31, 2018 were $111.9 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $139 thousand and $155 thousand for the three months ended March 31, 2018 and 2017, respectively.
There were no other material changes to our market risk exposure during the three months ended March 31, 2018 and 2017. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2017 Form 10-K.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2018. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as a result of not having completed the remediation of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s disclosure controls and procedures were not effective as of March 31, 2018.

Remediation Plans

Management is actively remediating the identified material weaknesses as identified and described in Item 9A of our Annual Report on Form 10-K, and has identified the following remediation steps:

•	The engagement of Ernst & Young LLP to assist in the review and analysis of the Company’s interim and annual income tax provision methodology computations and financial reporting;

•	The strengthening of controls for income taxes in 2018 with the use of additional resources and expanded use of independent third party resources and outside legal tax counsel

•	Reviewing and revising internal procedures surrounding valuation accounting, including the use of independent third party resources, internal review and documentation processes.

Changes in Internal Control over Financial Reporting

The above described remediation actions are changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) made in the first quarter of 2018 or in the process of being made that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company's business, financial condition or future results. There have not been any significant changes with respect to the risk factors described in the Company's 2017 Annual Report on Form 10-K. The risks described in that 2017 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES

The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2018, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Period

January 1, 2018 to January 31, 2018	—	—	$—	$133,861,000
February 1, 2018 to February 28, 2018	—	—	$—	$133,861,000
March 1, 2018 to March 31, 2018 (3)	3,000	3,000	$74.22	$131,634,520
Total	3,000	3,000		$131,634,520

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

(3)	As of March 31, 2018 there were 30,000 shares totaling $2.2 million of share repurchases that were not settled until
April 2018.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 4: MINE SAFETY DISCLOSURES
Not applicable.

Item 5: OTHER INFORMATION

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment amends the Regions Credit Facility by increasing its existing credit facility from $450 million to$650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank Of The West to the Banking Syndicate, which further diversifies Ebix’s lending group under the credit facility to ten participants.The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank Of The West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co syndication agents, BBVA Compass and Fifth Third Bank as co documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint bookrunners. The new credit facility has the following key components; A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility, also, allows for up to $150 million of incremental facilities. The Regions Secured Credit Facility carries a leverage-based LIBOR related interest rate, which currently stands at approximately 3.88%.

On November 3, 2017 the Company and certain of its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $50 million of its aggregate $100 million accordion option, increasing the total Term Loan Commitment to$175 million. $20 million of the increase was funded on November 3, 2017 and the remaining $30 million shall be disbursed upon the satisfaction of certain closing requirements set forth in the Fifth Amendment. Both such disbursements are tied to permitted acquisitions as set forth in the Fifth Amendment.
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

EXHIBITS INDEX

Exhibits
3.1
Amendment No.6 dated February 21, 2018 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto. (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference).

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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	May 10, 2018	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Sean T. Donaghy
Sean T. Donaghy
Chief Financial Officer (Principal Financial and Accounting Officer)