Form 10-Q
period 2018-09-30
EBIX INC
filed 2018-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2018 the number of shares of common stock outstanding was 31,270,168.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating revenue	$128,643	$92,800	$361,499	$259,290

Operating expenses:
Cost of services provided	42,963	34,937	126,113	91,056
Product development	11,010	8,536	28,115	25,303
Sales and marketing	4,721	3,833	13,542	12,312
General and administrative, net (see Note 1)	28,188	14,874	74,416	42,156
Amortization and depreciation	2,523	2,709	7,864	8,323
Total operating expenses	89,405	64,889	250,050	179,150

Operating income	39,238	27,911	111,449	80,140
Interest income	103	375	309	1,614
Interest expense	(7,467)	(3,552)	(18,064)	(9,038)
Non-operating income	7	—	60	—
Foreign currency exchange (loss) gain	(921)	(400)	(2,919)	2,705
Income before income taxes	30,960	24,334	90,835	75,421
Income tax benefit (expense)	(1,679)	204	(6,027)	(363)
Net income including noncontrolling interest	29,281	24,538	84,808	75,058
Net income attributable to noncontrolling interest (see Note 8)	39	354	178	1,013
Net income attributable to Ebix, Inc.	$29,242	$24,184	$84,630	$74,045

Basic earnings per common share attributable to Ebix, Inc.	$0.93	$0.77	$2.69	$2.34

Diluted earnings per common share attributable to Ebix, Inc.	$0.92	$0.76	$2.67	$2.33

Basic weighted average shares outstanding	31,492	31,453	31,480	31,582

Diluted weighted average shares outstanding	31,628	31,622	31,638	31,743

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income including noncontrolling interest	$29,281	$24,538	$84,808	$75,058
Other comprehensive income:
Foreign currency translation adjustments	(30,873)	659	(61,810)	3,917
Total other comprehensive (loss) income	(30,873)	659	(61,810)	3,917
Comprehensive income	(1,592)	25,197	22,998	78,975
Comprehensive income attributable to noncontrolling interest (see Note 8)	39	354	178	1,013
Comprehensive income attributable to Ebix, Inc.	$(1,631)	$24,843	$22,820	$77,962

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$134,987	$63,895
Short-term investments	20,481	25,592
Restricted cash	—	4,040
Fiduciary funds- restricted	7,254	8,035
Trade accounts receivable, less allowances of $6,382 and $4,143, respectively	153,171	117,838
Other current assets	32,799	33,532
Total current assets	348,692	252,932

Property and equipment, net	45,648	41,704
Goodwill	870,311	666,863
Intangibles, net	36,948	45,711
Indefinite-lived intangibles	42,055	42,055
Capitalized software development costs, net	10,039	8,499
Deferred tax asset, net	44,656	43,529
Other assets	30,546	11,720
Total assets	$1,428,895	$1,113,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,458	$75,073
Accrued payroll and related benefits	9,801	8,201
Cash overdraft	8,703	9,243
Fiduciary funds- restricted	7,254	8,035
Short term debt, net of deferred financing costs of $449 and $136, respectively	13,825	14,364
Capital lease obligations	100	17
Deferred rent	121	278
Contingent liability for accrued earn-out acquisition consideration	14,202	4,000
Deferred revenue	30,174	22,562
Other current liabilities	29,274	5,159
Total current liabilities	222,912	146,932

Revolving line of credit	399,694	274,529
Long term debt and capital lease obligations, less current portion, net of deferred financing costs of $1,523 and $298, respectively	229,982	110,978
Other liabilities	11,158	11,658
Contingent liability for accrued earn-out acquisition consideration	15,083	33,096
Deferred revenue	8,153	1,423
Deferred rent	323	638
Total liabilities	887,305	579,254

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—

Common stock, $0.10 par value, 120,000,000 shares authorized, 31,501,029 issued and outstanding, at September 30, 2018, and 120,000,000 shares authorized, 31,476,428 issued and outstanding at December 31, 2017	3,150	3,148
Additional paid-in capital	1,414	1,410
Retained earnings	577,353	510,975
Accumulated other comprehensive loss	(85,833)	(24,023)
Total Ebix, Inc. stockholders’ equity	496,084	491,510
Noncontrolling interest (see Note 8)	45,506	42,249
Total stockholders' equity	541,590	533,759
Total liabilities and stockholders’ equity	$1,428,895	$1,113,013
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2018	31,476,428	$3,148	$1,410	$510,975	$(24,023)	$42,249	$533,759
Cumulative effect of accounting change (adoption of Topic 606), net of tax effect	—	—	—	(8,802)	—	—	(8,802)
Cumulative effect of accounting change (adoption of ASC 340-40), net of tax effect	—	—	—	(1,460)	—	—	(1,460)
Net income attributable to Ebix, Inc.	—	—	—	84,630	—	—	84,630
Net income attributable to noncontrolling interest (see Note 8)	—	—	—	—	—	178	178
Cumulative translation adjustment	—	—	—	—	(61,810)	—	(61,810)
Repurchase and retirement of common stock	(30,000)	(3)	(1,339)	(884)	—	—	(2,226)
Vesting of restricted stock	53,956	5	(5)	—	—	—	—
Exercise of stock options	2,283	—	42	—	—	—	42
Share based compensation	—	—	2,240	—	—	—	2,240
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,638)	—	(147)	—	—	—	(147)
Recognized noncontrolling ownership of joint venture	—	—	(787)	—	—	3,079	2,292
Dividends paid	—	—	—	(7,106)	—	—	(7,106)
Balance, September 30, 2018	31,501,029	$3,150	$1,414	$577,353	$(85,833)	$45,506	$541,590
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$84,630	$74,045
Net income attributable to noncontrolling interest	178	1,013
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	7,864	8,323
Benefit for deferred taxes	(3,077)	(6,327)
Share based compensation	2,240	1,994
Provision for doubtful accounts	2,622	1,107
Unrealized foreign exchange loss	1,337	432
Amortization of capitalized software development costs	1,608	1,304
Reduction of acquisition earnout accruals	(645)	(164)
Purchase accounting adjustment	—	(948)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,518)	(30,250)
Other assets	(655)	212
Accounts payable and accrued expenses	6,811	838
Accrued payroll and related benefits	322	(1,009)
Deferred revenue	(10,772)	(3,160)
Deferred rent	(458)	(292)
Reserve for potential uncertain income tax return positions	88	3,335
Other liabilities	(5,410)	(255)
Net cash provided by operating activities	74,165	50,198

Cash flows from investing activities:
Acquisition of Transcorp	(6,554)	—
Cash received from Paul Merchants for 10% stake in MTSS combined business	4,996	—
Acquisition of beBetter, net of cash acquired	—	(1,000)
Acquisition of ItzCash, net of cash acquired	—	(70,184)
Acquisition of Centrum, net of cash acquired	(176,137)	—
Acquisition of SmartClass, net of cash acquired	(7,593)	—
Acquisition of YouFirst, net of cash acquired	—	(1,806)
Cash paid for acquisition of Indus, net of cash acquired	(24,261)	—
Cash paid for acquisition of Mercury, net of cash acquired	(11,356)	—
Cash paid for acquisition of Miles, net of cash acquired	601	—
Cash paid for acquisition of Leisure, net of cash acquired	(1,304)	—
Additional Investment in ItzCash	(3,831)	—
Capitalized software development costs paid	(3,574)	(2,109)
Maturities of marketable securities	4,444	7,517
Capital expenditures	(5,840)	(6,370)
Net cash used in investing activities	(230,409)	(73,952)

Cash flows from financing activities:
(Repayments of) Proceeds from revolving line of credit, net	125,165	80,000
Proceeds from term loan	124,250	—
Principal payments of term loan obligation	(6,250)	(9,375)
Repurchases of common stock	(2,226)	(45,732)
Proceeds from the exercise of stock options	42	52
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(147)	(327)
Dividend payments	(7,106)	(7,176)
Cash Overdraft	609	—
Payments of capital lease obligations	(6)	(7)
Net cash provided by financing activities	234,331	17,435
Effect of foreign exchange rates on cash	(11,444)	381
Net change in cash and cash equivalents, and restricted cash	66,643	(5,938)
Cash and cash equivalents, and restricted cash at the beginning of the period	70,867	116,941
Cash and cash equivalents, and restricted cash at the end of the period	$137,510	$111,003
Supplemental disclosures of cash flow information:
Interest paid	$16,865	$8,474
Income taxes paid	$9,320	$8,536

See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:
As of September 30, 2018 the $18.3 million of consideration for the Miles acquisition was included in other current liabilities of the Company's Condensed Consolidated Balance Sheet as it was not funded until October 2018.

During the nine months ended September 30, 2018 there were 1,638 shares, totaling $147 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure Exchanges to the insurance, financial e-learning, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing Software-as-a-Service ("SaaS") enterprise solutions in the area of customer relationship management, front-end & back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southeast Asian Nations (“ASEAN”) countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, foreign exchange, travel, pre-paid & gift cards, utility payments, etc., in emerging countries such as India. EbixCash through its travel portal Via.com is also one of Southeast Asia’s leading travel exchanges with distribution outlets and corporate clients processing millions of transactions every year. EbixCash, also, is a provider of lending software solutions to financial institutions and on-demand software on wealth and asset management to banks, asset managers and wealth management firms. The Company’s E-learning solutions are provided to schools across the breadth of India with the goal of educating students in a classroom through high quality 2-D and 3-D animation and multimedia learning. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom, Brazil, Philippines, Indonesia, and United Arab Emirates. International revenue accounted for 59.4% and 39.2% of the Company’s total revenue for the nine months ended September 30, 2018 and 2017, respectively.
The Company’s revenues are derived from four product/service channels. Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Exchanges	$106,853	$64,130	$290,292	$177,117
Broker Systems	3,414	3,715	10,720	11,098
Risk Compliance Solutions (“RCS”)	18,066	24,265	59,340	68,780
Carrier Systems	310	690	1,147	2,295
Totals	$128,643	$92,800	$361,499	$259,290

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

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2018. The condensed consolidated December 31, 2017 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Restricted Cash- As part of the Wdev Solucoes em Technologia SA ("Wdev") acquisition, upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. As of September 30, 2018 there is $2.5 million included in other long-term assets of the Company's Condensed Consolidated Balance Sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash and cash equivalents	$134,987	$96,734
Restricted cash	—	11,219
Restricted cash included in other long-term assets	2,523	3,050
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$137,510	$111,003

Advertising—Advertising costs amounted to $6.2 million and $4.4 million in the first nine months of 2018 and 2017, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. Under legacy US GAAP 340-20, direct response advertising was eligible for capitalization if certain conditions were met. During the first nine months of 2017 reported sales and marketing expenses included $3.0 million of amortization of certain direct-response advertising costs associated with our medical education services, which have been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs were previously amortized to advertising expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchased. Effective January 1, 2018 Subtopic 340-40 replaced that guidance to require the costs of direct-response advertising to be expensed as they are incurred or the first time the advertising takes place. The Company was required to recognize a cumulative effective change to opening retained earnings in the year of adoption of the standard. The Company recorded a one-time $1.9 million adjustment to retained earnings on January 1, 2018 and is expensing all future costs from this date forward. Under the new guidance Subtopic 340-40, the Company's expense decreased by $625 thousand during the first nine months of 2018 from what would have been recorded under legacy US GAAP 340-20.
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

As of September 30, 2018, the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2018 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at September 30, 2018 and December 31, 2017 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($2.86 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$23,342	$23,342	$—	$—
Mutual Funds (recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	9,668	9,668	—	—
Total assets measured at fair value	$33,010	$33,010	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$29,285	$—	$—	$29,285
Total liabilities measured at fair value	$29,285	$—	$—	$29,285

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three and nine months ended September 30, 2018 there were no transfers between fair value Levels 1, 2 or 3.

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
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2018 and during the year ended December 31, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	September 30, 2018	December 31, 2017
	(In thousands)

Beginning balance	$37,096	$8,510

Total remeasurement adjustments:
Gains included in earnings **	(645)	(164)
Reductions recorded against goodwill	(13,718)	(4,007)
Foreign currency translation adjustments ***	(2,843)	522

Acquisitions and settlements
Business acquisitions	13,226	34,156
Settlement payments	(3,831)	(1,921)

Ending balance	$29,285	$37,096

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$(645)	$—

** recorded as a reduction to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at September 30, 2018	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, ItzCash, Indus, and Miles acquisition)	$29,285	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev and ItzCash acquisition)	$37,096	Discounted cash flow	Projected revenue and probability of achievement

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

The following tables present the impact of adopting Topic 606 on the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018:

	Impact of Change in Accounting Policy
	As Reported Three Months Ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Condensed Consolidated Statement of Income	(In thousands)
Operating Revenue	$128,643	$32	$128,675
Costs of Services Provided	42,963	(2)	42,961
Total Operating Expenses	89,405	(2)	89,403
Operating Income	39,238	34	39,272
Income before income taxes	30,960	34	30,994
Income tax (expense) benefit	(1,679)	(8)	(1,687)
Net income including non-controlling interest	29,281	26	29,307
Net income attributable to Ebix, Inc.	29,242	26	29,268
Basic earnings per common share attributable to Ebix, Inc.	0.93	—	0.93
Diluted Earnings per common share attributable to Ebix, Inc.	0.92	—	0.92

	As Reported Nine Months Ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Condensed Consolidated Statement of Income	(In thousands)
Operating Revenue	$361,499	$(592)	$360,907
Costs of Services Provided	126,113	(122)	125,991
Total Operating Expenses	250,050	(122)	249,928
Operating Income	111,449	(470)	110,979
Income before income taxes	90,835	(470)	90,365
Income tax (expense) benefit	(6,027)	115	(5,912)
Net income including non-controlling interest	84,808	(355)	84,453
Net income attributable to Ebix, Inc.	84,630	(355)	84,275
Basic earnings per common share attributable to Ebix, Inc.	2.69	(0.01)	2.68
Diluted Earnings per common share attributable to Ebix, Inc.	2.67	(0.01)	2.66

	As Reported September 30, 2018	Adjustments	Balances without adoption of Topic 606
Condensed Consolidated Balance Sheet	(In thousands)
Other current assets	$32,799	$(843)	$31,956
Total current assets	348,692	(843)	347,849
Deferred tax asset, net	44,656	(2,056)	42,600
Other assets	30,546	(1,273)	29,273
Total assets	1,428,895	(4,172)	1,424,723
Current Deferred Revenue	30,174	(4,618)	25,556
Total current liabilities	222,912	(4,618)	218,294
Long Term Deferred Revenue	8,153	(6,866)	1,287
Total liabilities	887,305	(11,484)	875,821
Retained earnings	577,353	7,312	584,665

	As Reported Nine Months Ended September 30, 2018	Adjustments	Balances without adoption of Topic 606
Condensed Consolidated Statement of Cash Flows	(In thousands)
Net income attributable to Ebix, Inc.	$84,630	$(355)	$84,275
Other assets	(655)	(122)	(777)
Deferred Revenue	(10,772)	2,561	(8,211)
Net cash provided by operating activities	74,165	2,084	76,249

Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product channels for the three months and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
Revenue:	2018	2017(1)	2018	2017(1)
United States	48,395	52,603	$146,697	$157,682
Canada	1,267	1,827	4,323	5,969
Latin America	4,586	6,268	15,141	14,486
Australia	8,576	8,575	26,803	25,091
Singapore*	1,731	1,368	5,871	4,493
New Zealand	454	462	1,467	1,485
India*	56,631	17,509	139,985	37,508
Europe	3,854	4,188	11,726	12,576
United Arab Emirates*	319	—	694	—
Indonesia*	1,683	—	5,052	—
Philippines*	1,147	—	3,740	—
	$128,643	$92,800	$361,499	$259,290
*India led businesses, except for portion of Singapore which is not part of EbixCash. Total revenue in the third quarter of 2018 was $60.3 million. See Note 7 for additional geographic information

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2018	2017(1)	2018	2017
Exchanges	$106,853	$64,130	$290,292	$177,117
Broker Systems	3,414	3,715	10,720	11,098
RCS	18,066	24,265	59,340	68,780
Carrier Systems	310	690	1,147	2,295
Totals	$128,643	$92,800	$361,499	$259,290
(1) Prior period amounts have not been adjusted under the modified retrospective method.

Costs to Obtain and Fulfill a Contract
The Company capitalizes certain costs in order to maintain the ability to obtain and fulfill new contracts and contract renewals. These costs are primarily related to the setup and customization of our SaaS based platforms and such costs are amortized over the benefit period. Under our treatment prior to implementing Topic 606, these costs were expensed as incurred. As of September 30, 2018, the Company had $844 thousand of contract costs in “Other current assets” and $1.3 million in “Other Assets” on the Company's Condensed Consolidated Balance Sheets.

(In thousands)	September 30, 2018
Balance, beginning of period	$—
Topic 606 adjustment	2,401
Adjusted beginning balance	$2,401
Costs recognized from adjusted beginning balance	(686)
Additions, net of costs recognized	402
Balance, end of period	$2,117

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

(In thousands)	September 30, 2018
Balance, beginning of period	$23,985
Topic 606 adjustment	14,045
Adjusted beginning balance	$38,030
Revenue recognized from adjusted beginning balance	(26,902)
Additions from business acquisitions	12,223
Additions, net of revenue recognized and currency translation	14,976
Balance, end of period	$38,327

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

Accounts Receivable and the Allowance for Doubtful Accounts—Reported accounts receivable include $111.0 million of trade receivables stated at invoice billed amounts and $42.2 million of unbilled receivables (net of the estimated allowance for doubtful accounts receivable in the amount of $6.4 million). The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $5.3 million of deferred revenue is included in billed accounts receivable at September 30, 2018. The Company recognized and recorded bad debt expense in the amount of $524 thousand and $2.6 million for the three and nine-month periods ended September 30, 2018 and $385 thousand and $1.1 million for the three and nine-month periods ended September 30, 2017, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the nine months ended September 30, 2018 and 2017, $332 thousand and $513 thousand, respectively, of accounts receivable, which had been specifically reserved for in prior periods, were written off.
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
Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 and the year ended December 31, 2017 are reflected in the following table.

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Beginning Balance	$666,863	$441,404
Additions (see Note 3)	261,428	233,095
Purchase accounting adjustments	(12,745)	(12,158)
Foreign currency translation adjustments	(45,235)	4,522
Ending Balance	$870,311	$666,863

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
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Dealer networks	15-20
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$72,665	$73,725
Developed technology	16,613	15,076
Dealer network	5,496	10,581
Trademarks	3,169	2,698
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	99,059	103,196
Accumulated amortization	(62,111)	(57,485)
Finite-lived intangibles, net	$36,948	$45,711

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$42,055
Amortization expense recognized in connection with acquired intangible assets was $1.6 million and $5.2 million for the three and nine months ended September 30, 2018, respectively, and $1.8 million and $5.4 million for the three and nine months ended September 30, 2017, respectively.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In June 2018 the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.

In February 2018, the FASB issued 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In January 2017 the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business which amended the existing FASB ASC. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet
In November 2016 the FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230) Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company adopted the new guidance on January 1, 2018 with no material impact to its statement of cash flows. For the nine months ended September 30, 2018 and 2017, the Company held zero and $11.2 million, respectively, in "Restricted cash" and $2.5 million and $3.1 million, respectively, in "Other long-term assets" of the Company's Condensed Consolidated Balance Sheet.
    In October 2016 the FASB issued ASU 2016-16, Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments specified by ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property, and property, plant and equipment. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the new guidance on January 1, 2018 with no material impact to its consolidated financial statements.
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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$29,242	$24,184	$84,630	$74,045
Basic Weighted Average Shares Outstanding	31,492	31,453	31,480	31,582
Dilutive effect of stock options and restricted stock awards	136	169	158	161
Diluted weighted average shares outstanding	31,628	31,622	31,638	31,743
Basic earnings per common share	$0.93	$0.77	$2.69	$2.34
Diluted earnings per common share	$0.92	$0.76	$2.67	$2.33

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the nine months ended September 30, 2018, the Company completed seven business acquisitions, as follows:

Effective August 1, 2018 Ebix entered into an agreement to acquire India based Miles Software ("Miles"), a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, included in other current liabilities of the Company's Condensed Consolidated Balance Sheet as it was not funded until October 2018, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Leisure Corp ("Leisure") for approximately $2.1 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business will be integrated into EbixCash’s existing CDL Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Indus Software Technologies Pvt. Ltd. ("Indus"), a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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
Effective June 1, 2017 Ebix acquired the assets of beBetter Health, Inc., ("beBetter"), a technology enabled corporate wellness provider that provides end-to-end wellness solutions offering a variety of tools and programs, including interactive platforms, health screening, coaching, tobacco cessation, weight and stress management, health information, and numerous other products and services. Ebix acquired the assets and intellectual property of beBetter for $1.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is zero as of September 30, 2018.
Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash Card Limited ("ItzCash"), India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. During the third quarter of 2018 $3.8 million of the possible future contingent earn-out payments which was previously being held in escrow accounts for the twelve-month period following the effective date of the acquisition to ensure that the acquired business achieved the minimum specified annual gross revenue threshold, was paid. The Company has determined that the fair value of the contingent earn-out consideration is $14.8 million as of September 30, 2018.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the nine months ended September 30, 2018 and 2017, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $14.4 million and $3.6 million, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels. In the first nine months ended September 30, 2018 and 2017 these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $645 thousand and $164 thousand, respectively to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $13.7 million and $3.4 million, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of September 30, 2018, the total of these contingent liabilities was $29.3 million, of which $15.1 million is reported in long-term liabilities, and $14.2 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2017 the total of these contingent liabilities was $37.1 million, of which $33.1 million was reported in long-term liabilities, and $4.0 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions that have an impact on the nine months ended September 30, 2018 and September 30, 2017, which includes the acquisitions of the ItzCash (acquired April 2017), beBetter (acquired June 2017), YouFirst (acquired September 2017), Wall Street (acquired October 2017), Paul Merchants (acquired November 2017), Via (acquired November 2017), Transcorp (acquired February 2018), Centrum (acquired April 2018), Smartclass (acquired April 2018), Indus (acquired July 2018), Mercury acquired July 2018), Leisure (acquired July 2018), and Miles (acquired August 2018) and as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2018 and 2017 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2017, whereas the Company's reported financial statements for the three and nine months ended September 30, 2018 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$128,643	$129,081	$92,800	$141,057	$361,499	$401,295	$259,290	$425,413
Net Income attributable to Ebix, Inc.	$29,242	$29,097	$24,184	$26,434	$84,630	$86,742	$74,045	$86,060
Basic EPS	$0.93	$0.92	$0.77	$0.84	$2.69	$2.76	$2.34	$2.72
Diluted EPS	$0.92	$0.92	$0.76	$0.84	$2.67	$2.74	$2.33	$2.71

During the three months ended September 30, 2018 the Company's reported total operating revenues increased by $35.8 million or 39% to $128.6 million as compared to $92.8 million during the same period in 2017.
During the nine months ended September 30, 2018 the Company's reported total operating revenues increased by $102.2 million or 39% to $361.5 million as compared to $259.3 million during the same period in 2017.
With respect to business acquisitions completed during the years 2018 and 2017 on a pro forma basis, as disclosed in the above pro forma financial information table, combined revenues decreased 8.5% and 5.7% for the three and nine months ending September 30, 2018, respectively, versus the same periods in 2017. The 2018 and 2017 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2017, whereas the Company's reported financial statements for three months and nine months ended September 30, 2018 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being April 2017 for Itzcash, June 2017 for beBetter, September 2017 for YouFirst, October 2017 for Wall Street, November 2017 for Paul Merchants, November 2017 for Via, February 2018 for Transcorp, April 2018 for Centrum, April 2018 for Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure, and August 2018 for Miles.
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

Note 4: Debt with Commercial Bank

On April 9, 2018 the Company and certain of its subsidiaries entered into the Seventh Amendment (the “Seventh Amendment”) to the to the Regions Secured Credit Facility increasing the permitted indebtedness in the form of unsecured convertible notes from $250 million to $300 million.

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement"). The Sixth Amendment amends the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank of the West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants. The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank of the West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co-syndication agents, BBVA Compass and Fifth Third Bank as co-documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint bookrunners. The new credit facility has the following key components; A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility also allows for up to $150 million of incremental facilities. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.63%.

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

As of September 30, 2018 the Company's consolidated balance sheet includes $5.1 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.1 million pertains to the revolving line of credit component of the Credit Agreement, and $2.0 million pertains to the term loan component of the Credit Agreement of which $449 thousand is netted against the current portion and $1.5 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At September 30, 2018, the outstanding balance on the revolving line of credit under the Credit Agreement was $399.7 million and the facility carried an interest rate of 4.63%. During the nine months ended September 30, 2018, $246.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2018, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $288.8 million and $399.7 million, respectively.

At September 30, 2018, the outstanding balance on the term loan was $243.8 million of which $12.5 million is due within the next twelve months, with $6.25 million payments having been made during the nine months ended September 30, 2018. This term loan also carried an interest rate of 4.63% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $231.3 million respectively at September 30, 2018.

Note 5: Commitments and Contingencies
Contingencies- Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints named as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Plaintiffs Desert States Employers & UFCW Union Pension Plan and Gilbert C. Spagnola (collectively, “Lead Plaintiffs”) amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. On October 25, 2016, the Court entered an Order permitting Lead Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which made additional claims and added two directors as Defendants.  The Verified Third Amended and Supplemented Class Action and Derivative Complaint was then filed on October 26, 2016. On October 31, 2016, Lead Plaintiffs filed a Motion for Class Certification.  On November 1, 2016, Lead Plaintiffs moved for partial summary judgment on Claims (ii), (iii), and (vi) as described below.  The directors added as Defendants in the Third Amended and Supplemented Class Action and Derivative Complaint moved to dismiss all Claims against them. The remaining Defendants moved to dismiss certain Claims, and filed answers to the other claims in the Verified Third Amended and Supplemented Complaint. On December 12, 2017, the Court postponed the pending hearing on the Plaintiffs’ Motion for Class Certification and the Defendants’ motions to dismiss and, instead, granted the Plaintiffs leave to file a Verified Fourth Amended and Supplemented Class Action and Derivative Complaint, which pleading was filed on January 19, 2018. The claims in the fourth amended complaint are as follows: (i) a purported class and derivative claim for breach of fiduciary duty for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim for breach of fiduciary duty to the Company in causing incentive compensation to be awarded under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty  in adopting certain bylaw amendments on December 19, 2014;  (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law; (vi) a purported claim for breach of fiduciary duty for not duly adopting the ABA at the July 15, 2009 Board meeting, and seeking declaratory relief invalidating the ABA; (vii) a purported claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the ABA, and seeking declaratory relief invalidating the ABA; (viii) a purported claim seeking invalidation of the 2008 Stockholder Meeting, 2008 Certificate Amendment, 2008 Stock Split and subsequent corporate actions; (ix) a purported class claim for breach of fiduciary duty, and seeking declaratory relief invalidating the 2016 CEO Bonus Plan because of incomplete disclosures with respect to the ABA; and (x) for breach of fiduciary duty and declaratory judgment relating to the interpretation of the ABA. Lead Plaintiffs sought declaratory relief with respect to the ABA, the 2010 Stock Incentive Plan, the 2010 Proxy Statement, the bylaw amendments, the 2008 Stockholder Meeting, the 2008 Certificate Amendment, the 2008 Stock Split, and the 2016 CEO Bonus Plan. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs, all in unspecified amounts. On May 31, 2018, the plaintiffs filed their Verified Supplement (the “Supplement”) to their Verified Fourth Amended and Supplemented Class Action and Derivative Complaint in which they sought to have the April 10, 2018 Stock Appreciation Rights Agreement (the “SAR”) adopted by the board of directors of Ebix, which agreement expressly canceled the July 15, 2009 Acquisition Bonus Agreement declared void ab initio. Specifically, the Supplement added to the Verified Fourth Amended and Supplemented Class Action and Derivative Complaint: one count purporting to state class and derivative claims against all Defendants for such a declaration; one count purporting to state class and derivative claims for breach of fiduciary duty in adopting the SAR; and one count purporting class and derivative claims for breach of fiduciary duty in adopting the SAR as an improper anti-takeover defense. On July 5, 2018, the court entered as an order the parties’ stipulation dismissing Count VIII of the FAC, which count had purported to state a claim seeking invalidation of the 2008 stockholders meeting, the 2008 certificate amendment, the 2008 stock dividend and subsequent corporate actions.  On July 17, 2018 the court entered an order granting summary judgment as to all Defendants with respect to Counts I, IV, V, VI, VII and X of the FAC, and as to Ebix and Defendants Joseph R. Wright, Jr. and George W. Hebard III with respect to Count IX. Following the court’s July 17, 2018 order, the claims remaining from the Verified Fourth Amended and Supplemented Class Action and Derivative Complaint are Count II (against all directors other than
Messrs. Wright and Hebard for allegedly false disclosures in Ebix’s 2010 proxy statement); Count III (against all directors and challenging grants under a 2010 stock incentive plan); and Count IX (against all directors other than Messrs. Wright and Hebard for allegedly failing to disclose certain unwritten terms of the ABA). On August 9, 2018, the Court denied Defendants’ Motion to Dismiss the Supplement under Court of Chancery Rule 23.1, and granted in part and denied in part Defendants’ motion under Court of Chancery Rule 12(b)(6).  On July 24, 2018, Plaintiffs filed a motion for leave to file a second supplement to the FAC to assert claims relating to Ebix’s July 16, 2018 proxy statement. On August 15, 2018, during the telephonic pretrial conference, the Court denied that motion. The parties then filed pre-trial briefs, and a trial was held on the remaining claims on August 20, 21, and 23, 2018. The parties are currently conducting post-trial briefing, with a hearing scheduled for January 2019. The Company denies any liability and intends to defend the action vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Capital leases range from three to five years and are primarily for office equipment. There were multiple assets under various individual capital leases at September 30, 2018 and 2017. Rental expense for office facilities and certain equipment subject to operating leases for the nine months ended September 30, 2018 and 2017 was $14.7 million and $4.3 million (net of a $(948) thousand purchase accounting adjustment), respectively.

Business Acquisition Earn-out Contingencies-A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of September 30, 2018, the total of these contingent liabilities was $29.3 million, of which $15.1 million is reported in long-term liabilities, and $14.2 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2017, the total of these contingent liabilities was $37.1 million, of which $33.1 million was reported in long-term liabilities, and $4.0 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Self-Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2018, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $282 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2019, was $2.8 million.

Note 6: Income Taxes
The Company recorded income tax expense of $1.68 million (5.42%) and $6.03 million (6.64%), respectively, during the three and nine months ended September 30, 2018 which included discrete items for additions to the reserve for uncertain tax positions. The income tax expense exclusive of discrete items for the three and nine months ended September 30, 2018 is $1.65 million (5.33%) and $5.94 million (6.54%), respectively. Our tax expense and effective tax rate increased year over year, exclusive of discrete charges, due to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries as part of the Tax Act. The Company expects its full year tax rate before discrete items to be approximately 6.54%.
On December 22, 2017, the U.S. enacted the Tax Act, which implemented a number of changes that took effect on January 1, 2018, including but not limited to, a new minimum tax on GILTI earned by foreign subsidiaries.  The Company estimated the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with ASU 2018-05 Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 118.  ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.  In addition, the Company continues to gather information to compute the amount of the Transition Tax under the Tax Act and will complete the accounting in its December 31, 2018 financial statements.

The Company’s effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the US statutory rate of 21% and where the Company enjoys a tax holiday in India. During 2015, the Company secured an additional tax holiday in India until the year 2020 to support certain portions of its expanding operations there. The Company also had income during the quarter ended September 30, 2018 in the United Kingdom, Dubai, and Sweden, where the statutory tax rates are lower than the US rate of 21%.

As of September 30, 2018 a liability of $9.2 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three and nine months ended September 30, 2018 there was $29 thousand and $88 thousand in additions to this liability reserve, respectively. During the three and nine months ended September 30, 2017, there were $55 thousand and $3.3 million, respectively, in additions to this liability reserve. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

During the first nine months of 2018 the United States' revenues decreased $11.0 million primarily due to a combination of decreased professional services and a decrease of third party administrator services. Canada's revenues decreased by $1.6 million primarily due to decreased revenue from professional services. Australia's revenues increased by $1.7 million primarily due to a combination of increased professional services and transaction fees, net of a $(276) thousand increase due to changes in foreign currency exchange rates. India's revenue increased $102.5 million due to $103.8 million of revenues associated with the acquisitions of ItzCash (Q2 2017), YouFirst (Q3 2017), Wall Street (Q4 2017), Paul Merchants (Q4 2017), Via (Q4 2017), Transcorp (Q1 2018), Centrum (Q2 2018), Smartclass (Q2 2018), Indus (Q3 2018), Mercury (Q3 2018), Leisure (Q3 2018), and Miles (Q3 2018). Partially offsetting this was a $(900) thousand decrease in e-governance contracts. Increases in Indonesia, Philippines, Singapore and United Arab Emirates are due to the November 2017 acquisition of Via (Q4 2017).
The following enterprise-wide information relates to the Company's geographic locations:

	As of and for the Nine Months Ended September 30, 2018		As of and for the Nine Months Ended September 30, 2017
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
United States	$146,697	$393,066	$157,682	$390,950
Canada	4,323	6,265	5,969	6,674
Latin America	15,141	18,338	14,486	23,919
Australia	26,803	1,605	25,091	1,273
Singapore*	5,871	19,054	4,493	17,427
New Zealand	1,467	267	1,485	251
India*	139,985	561,966	37,508	268,449
Europe	11,726	24,852	12,576	22,613
United Arab Emirates*	694	54,252	—	53,602
Indonesia*	5,052	64	—	—
Philippines*	3,740	474	—	—
	$361,499	$1,080,203	$259,290	$785,158
*India led businesses, except for portion of Singapore which is not part of EbixCash and United Arab Emirate long-lived assets pertain to intellectual property research and development activities located in Dubai which is not part of EbixCash either. Total revenue in the third quarter of 2018 for India led businesses was $60.3 million.

In the geographical information table above the significant changes to long-lived assets from September 30, 2017 to September 30, 2018 were comprised of an increase in the United States of $2.1 million primarily due to capitalized continuing medical education product costs and the continued build out of our global corporate headquarters campus in Johns Creek, Georgia. A decrease occurred in Latin America of $5.6 million primarily due to a 22.0% weakening of the Brazilian Real versus the U.S. Dollar which caused a $5.2 million decrease in the translation of long-lived assets plus continued amortization of intangible assets. An increase in India of $293.5 million is primarily due to a $319.5 million increase associated with the acquisitions of Wall Street (Q4 2017), Paul Merchants (Q4 2017), Via (Q4 2017), Transcorp (Q1 2018), Centrum (Q2 2018), Smartclass (Q2 2018), Indus (Q3 2018), Mercury (Q3 2018), Leisure (Q3 2018), and Miles (Q3 2018), partially offset for purchase accounting adjustments made for ItzCash (Q2 2017) acquisition. The Europe increase of $2.2 million is primarily due to an increase in deferred tax assets primarily due to the release of valuation allowances of operating loss carryforwards, partially offset by the amortization of intangible assets and capitalized software development costs.

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

Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. During the third quarter of 2018 $3.8 million of the possible future contingent earn-out payments which was previously being held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieved the minimum specified annual gross revenue threshold, was paid.

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

Effective September 1, 2015 Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain was reflected as a component of other non-operating income in the accompanying Condensed Consolidated Statement of Income. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. IHC is, also, a customer of the EbixHealth JV, and during the three and nine months ending September 30, 2018 the EbixHealth JV recognized $1.7 million and $6.4 million, respectively, of revenue from IHC, and as of September 30, 2018 the EbixHealth JV had $642 thousand of accounts receivable from IHC. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and nine months ending September 30, 2018 the Company recognized zero and zero revenue from IHC respectively, and as of September 30, 2018 IHC had $23 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, and the Company’s development of its property and casualty underwriting insurance data exchange platform servicing the London markets. During the nine months ended September 30, 2018 and 2017, respectively, the Company capitalized $3.6 million and $2.1 million of such development costs. As of September 30, 2018 and December 31, 2017, a total of $10.0 million and $8.5 million, respectively, of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the nine months ended September 30, 2018 and 2017, the Company recognized $1.6 million and $1.3 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education products costs are immediately expensed. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years.

Note 10: Other Current Assets

Other current assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Prepaid expenses	$24,147	$29,347
Sales taxes receivable from customers	—	2,218
Due from prior owners of acquired businesses for working capital settlements, etc...	1,346	284
Accrued interest receivable	247	515
Tax refunds receivable	5,035	—
Credit card merchant account balance receivable	1,126	1,008
Other	898	160
Total	$32,799	$33,532

Note 11: Concentrations of Credit Risk

Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at September 30, 2018. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Customer

As previously disclosed in Note 8, effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three months ending September 30, 2018 and 2017 the Ebix Vayam Limited JV recognized $2.6 million and $6.0 million of revenue from Vayam, respectively. During the nine months ending September 30, 2018 and 2017 the Ebix Vayam Limited JV recognized $12.8 million and $16.5 million of revenue from Vayam, respectively and as of September 30, 2018 the Ebix Vayam Limited JV had $35.1 million of accounts receivable with Vayam.

Note 12: Subsequent Events

Repurchases of Common Stock

Subsequent to September 30, 2018 and through November 9, 2018 the Company has re-purchased an additional 243,651 shares of its outstanding common stock for aggregate cash consideration in the amount of $14.0 million and at an average rate of $57.60 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were funded from available cash resources, cash generated from the Company's operating activities and draws from the Company's revolving line of credit with our syndicated commercial banking facility.
Acquisitions

On October 23, 2018 the Company announced that one of its India-based EbixCash subsidiaries has acquired a 67 percent stake in Routier, a Delhi-based B2B Marketplace for Trucking Logistics for approximately $400 thousand. Routier is pioneering a cloud based technology to change the way people move and receive inland goods in India.

On October 22, 2018 Company announced that it decided to further invest in the growth of its B2B business by acquiring the assets of travel company Business Travels Private Limited for approximately $1.1 million.

Stock Split

Ebix is holding a special meeting of shareholders on November 16, 2018 to approve an amendment to the Company’s certificate of incorporation to increase the number of authorized common shares. The increase is required to effect a five-for-one split of the Company’s common stock which has been approved by Ebix’s Board of Directors, subject to shareholder approval of the amendment. Provided shareholders approve the amendment, the Company plans to set a record date for the stock split, and thereafter shareholders of record on such date will receive four additional shares of common stock for each share of common stock held on the record date. Assuming shareholder approval, trading is expected to begin on a split-adjusted basis prior to December 15, 2018.

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

•	MD&A and the analysis of the nine-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
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
Offices and Geographic Information
The Company has its worldwide headquarters in Johns Creek, Georgia with its international operations being managed from its Singapore offices, and it also has domestic operations in Santa Barbara, Pasadena and Hemet, California; Miami, Florida; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Grove City, Ohio; Bohemia, New York; Norwalk and New Britain, Connecticut; Portland, Michigan; Birmingham, Alabama; Iselin, New Jersey as well as an additional operations office in Johns Creek, Georgia. The Company also has multiple operating facilities and offices in Australia, Brazil, Thailand, New Zealand, the United Kingdom, Canada, Singapore, United Arab Emirates, and India. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.
Results of Operations — Three Months Ended September 30, 2018 and 2017
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward) and related services, including travel, from our new financial exchange. International revenue accounted for 62.4% and 43.3% of the Company’s total revenue for the three months ended September 30, 2018 and 2017, respectively.

Ebix’s revenue streams come from four product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Exchanges	$106,853	$64,130	$290,292	$177,117
Broker Systems	3,414	3,715	10,720	11,098
RCS	18,066	24,265	59,340	68,780
Carrier Systems	310	690	1,147	2,295
Totals	$128,643	$92,800	$361,499	$259,290

The Company is continuing to evaluate the classification of the 2017 and 2018 acquisitions that collectively make up the EbixCash Financial Exchanges, refer to Part I, Item I Business in our Form 10-K for the year ended December 31, 2017. Currently they are reported under Exchange channel, but this is subject to change based on the conclusions of our evaluations.
During the three months ended September 30, 2018 our total operating revenues increased $35.8 million or 39%, to $128.6 million as compared to $92.8 million during the third quarter of 2017.
With respect to business acquisitions completed during the years 2018 and 2017 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements, combined revenues decreased 8.49% for the three months ending September 30, 2018 versus the same periods in 2017. The 2018 and 2017 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2017, whereas the Company's reported financial statements for three months ended September 30, 2018 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being April 2017 for Itzcash, June 2017 for beBetter, September 2017 for YouFirst, October 2017 for Wall Street, November 2017 for Paul Merchants, November 2017 for Via, February 2018 for Transcorp, April 2018 for Centrum, April 2018 for Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure Corp and August 2018 for Miles.
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
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $8.0 million or 23%, to $43.0 million in the third quarter of 2018 as compared to $34.9 million in the third quarter of 2017. This increase is primarily due to costs associated with operations of recent acquisitions of Via, Ebix Money, and Leisure partially offset by reduced U.S. consulting salary costs and a reduction of our e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professionals, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $2.5 million or 29% to $11.0 million during the third quarter of 2018 as compared to $8.5 million during the third quarter of 2017. This increase is primarily due to costs associated with the operations of the recent acquisition of Indus.
Sales and Marketing Expenses
Sales and marketing expenses increased $888 thousand or 23%, to $4.7 million in the third quarter of 2018 as compared to $3.8 million in the third quarter of 2017 primarily due to costs associated with operations of recent acquisitions of SmartClass and Centrum.
General and Administrative Expenses
Reported general and administrative expenses increased $13.3 million or 90% to $28.2 million in the third quarter of 2018 as compared to $14.9 million in the third quarter of 2017 primarily due to costs associated with operations of recent acquisitions of Centrum, SmartClass, Via, Mercury and Indus.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $186 thousand or 7% to $2.5 million in the third quarter of 2018 as compared to $2.7 million in the third quarter of 2017.
Interest Income
Interest income decreased $272 thousand or 73% to $103 thousand in the third quarter of 2018 as compared to $375 thousand in the third quarter of 2017 primarily due to interest earned from our EbixCash Financial exchanges included in operating revenue in 2018.
Interest Expense
Interest expense increased $3.9 million or 110%, to $7.5 million in the third quarter of 2018 as compared to $3.6 million in the third quarter of 2017. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 86% to $618.1 million during Q3 2018 from $331.7 million during Q3 of 2017, as well as an increase in the underlying interest rate which increased to 4.63% for Q3 2018 versus 4.0% for Q3 2017.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange losses for the three months ended September 30, 2018 in the amount of $921 thousand consists of $846 thousand of losses realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $75 thousand of unrealized losses pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded income tax expense of $1.68 million (5.42%) during the three months ended September 30, 2018 which included discrete items for additions to the reserve for uncertain tax positions. The income tax expense exclusive of discrete items for the three months ended September 30, 2018 is $1.65 million (5.33%). Our tax expense and effective tax rate increased year over year, exclusive of discrete charges, due to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries as part of the Tax Act. The Company expects its full year tax rate before discrete items to be approximately 6.54%.
On December 22, 2017, the U.S. enacted the Tax Act, which implemented a number of changes that took effect on January 1, 2018, including but not limited to, a new minimum tax on GILTI earned by foreign subsidiaries.  The Company estimated the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense.  Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with ASU 2018-05 Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 118.  ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.  In addition, the Company continues to gather information to compute the amount of the Transition Tax under the Tax Act and will complete the accounting in its December 31, 2018 financial statements.

Results of Operations — Nine Months Ended September 30, 2018 and 2017
Operating Revenue
During the nine months ended September 30, 2018 our total operating revenues increased $102.2 million or 39%, to $361.5 million as compared to $259.3 million during the same period in 2017.
International revenue accounted for 59.4% and 39.2% of the Company’s total revenue for the nine months ended September 30, 2018 and 2017, respectively.
With respect to business acquisitions completed during the years 2018 and 2017 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3 of the Condensed Notes to the Condensed Consolidated Financial Statements, combined revenues decreased 5.7% for the nine months ending September 30, 2018 versus the same periods in 2017. The 2018 and 2017 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2017, whereas the Company's reported financial statements for nine months ended September 30, 2018 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being April 2017 for Itzcash, June 2017 for beBetter, September 2017 for YouFirst, October 2017 for Wall Street, November 2017 for Paul Merchants, November 2017 for Via, February 2018 for Transcorp, April 2018 for Centrum and April 2018 for Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure Corp and August 2018 for Miles.
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
Cost of Services Provided
Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $35.1 million or 39%, to $126.1 million during the nine months ended September 30, 2018 as compared to $91.1 million during the same period in 2017. This increase is primarily due to costs associated with operations of recent acquisitions of ItzCash,Via, Ebix Money, Leisure and Smartclass partially offset by reduced U.S. consulting salary costs and a reduction of our e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses
The Company’s product development efforts are focused on the development of new processing technologies, software, systems and related services for use by healthcare professionals, consumers, insurance carriers, brokers and agents, and the development of new data exchanges for use in the domestic and international insurance markets. Product development expenses increased $2.8 million or 11%, to $28.1 million during the nine months ended September 30, 2018 as compared to $25.3 million during the same period in 2017. This increase is primarily due to costs associated with operations of recent acquisitions of Indus and Miles.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.2 million or 10%, to $13.5 million during the nine months ended September 30, 2018 as compared to $12.3 million during the same period in 2017 primarily due to promotional activities in India.

General and Administrative Expenses
Reported general and administrative expenses increased $32.3 million or 77% to $74.4 million during the nine months ended September 30, 2018 as compared to $42.2 million during the same period in 2017 primarily due to costs associated with operations of recent acquisitions of Via, Ebix Money, Centrum, Mercury, Miles, Indus and Smartclass, a $1.9 million increase in professional fees, and a $1.5 million increase in bad debt expense.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $459 thousand or 6% to $7.9 million during the nine months ended September 30, 2018 as compared to $8.3 million during the same period in 2017.
Interest Income
Interest income decreased $1.3 million or 81% to $309 thousand during the nine months ended September 30, 2018 as compared to $1.6 million during the same period in 2017 primarily due to interest earned from our EbixCash Financial exchanges included in operating revenue in 2018.
Interest Expense
Interest expense increased $9.0 million or 100%, to $18.1 million during the nine months ended September 30, 2018 as compared to $9.0 million during the same period in 2017. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 67% to $514.0 million during during nine months ending September 30, 2018 from $307.1 million during nine months ending September 30, 2017, as well as an increase in the underlying average interest rate which increased to an average of 4.4% during nine months ending September 30, 2018 versus 3.6% for the same nine-month period in 2017.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange losses for the nine months ended September 30, 2018 in the amount of $2.9 million consists of $1.6 million of losses realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $1.3 million of unrealized losses pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded income tax expense of $6.03 million (6.64%) during the nine months ended September 30, 2018 which included discrete items for additions to the reserve for uncertain tax positions. The income tax expense exclusive of discrete items for the nine months ended September 30, 2018 is $5.94 million (6.54%), respectively. Our tax expense and effective tax rate increased year over year, exclusive of discrete charges, due to a new minimum tax on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries as part of the Tax Act. The Company expects its full year tax rate before discrete items to be approximately 6.54%.
On December 22, 2017, the U.S. enacted the Tax Act, which implemented a number of changes that took effect on January 1, 2018, including but not limited to, a new minimum tax on GILTI earned by foreign subsidiaries.  The Company estimated the impact of GILTI on the expected annual effective income tax rate and recorded a provisional tax expense. Any adjustment of the Company’s provisional tax expense will be reflected as a change in estimate in its results in the period in which the change in estimate is made in accordance with ASU 2018-05 Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 118.  ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts.  In addition, the Company continues to gather information to compute the amount of the Transition Tax under the Tax Act and will complete the accounting in its December 31, 2018 financial statements.
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
Our cash and cash equivalents were $135.0 million and $63.9 million at September 30, 2018 and December 31, 2017, respectively. The $7.3 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 5, 2018 are presented in the table below (figures denominated in thousands):

Country/Region	Cash and ST investments
United States	$10,004
Canada	311
Latin America	1,385
Australia	3,459
Singapore	4,913
New Zealand	622
India	78,189
Europe	473
Mauritius	59
Philippines	5,973
Indonesia	4,244
United Arab Emirates	482
Total	$110,114

Our current ratio slightly decreased to 1.56 at September 30, 2018 from 1.72 at December 31, 2017 while our working capital position increased to $125.8 million at September 30, 2018 from $106.0 million at the end of 2017. While our Current ratio decreased, our short-term liquidity has primarily increased due to increased cash and cash equivalents and accounts receivables. Partially offseting these are increased accounts payable and accrued expenses, deferred revenues, and other current liabilities. The Company's days sales outstanding in accounts receivable ("DSO") was 108 days at September 30, 2018 up 16 days from 92 days at December 31, 2017. The increase is primarily due to the timing of credit card transaction settlements in our Via.com division and certain e-governance and other India contracts that have longer payment terms.
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
During the nine months ended September 30, 2018, the Company completed seven business acquisitions, as follows:

Effective August 1, 2018 Ebix entered into an agreement to acquire India based Miles Software ("Miles"), a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, included in other current liabilities of the Company's Condensed Consolidated Balance Sheet as it was not funded until October 2018, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Leisure Corp ("Leisure") for approximately $2.1 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business will be integrated into EbixCash’s existing CDL Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Indus Software Technologies Pvt. Ltd. ("Indus"), a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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
During the twelve months ended December 31, 2017, the Company completed six business acquisitions, as follows:
Effective November 1, 2017 Ebix acquired Via, a recognized leader in the travel space in India and an Omni-channel online travel and assisted e-commerce exchange. Ebix acquired Via for upfront cash consideration in the amount $78.8 million plus possible future contingent payments of up to $2.3 million based on any potential claims made by tax authorities over the subsequent twelve-month period following the effective date of the acquisition and $2.0 million based on the receipt of refunds pertaining to certain advance tax payments and withholding taxes, both of which are included in Other current liabilities in the Company's Consolidated Balance Sheet.
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
Effective April 1, 2017 Ebix entered into a joint venture with ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150.0 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120.0 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $3.8 million of the possible future contingent earn-out payments is being held in escrow accounts for the twelve-month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual gross revenue threshold, which if not achieved will result in said funds being returned to Ebix. The Company has determined that the fair value of the contingent earn-out consideration is $14.8 million as of September 30, 2018.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, to the Notes to Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2018, the total of these contingent liabilities was $29.3 million, of which $15.1 million is reported in long-term liabilities, and $14.2 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2017 the total of these contingent liabilities was $37.1 million, of which $33.1 million was reported in long-term liabilities, and $4.0 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash provided by our operating activities was $74.2 million for the nine months ended September 30, 2018. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $84.6 million, net of $1.3 million of unrealized foreign currency exchange gains, $7.9 million of depreciation and amortization, $178 thousand of net income attributable to a non-controlling interest, $2.2 million of non-cash share-based compensation, and $1.6 million of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(23.0) million of working capital requirements primarily due to increased outstanding trade accounts receivable and other assets and a decrease in deferred revenues. During the nine months ended September 30, 2018 the Company made $9.3 million of tax payments including $2.5 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Net cash provided by our operating activities was $50.1 million for the nine months ended September 30, 2017. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $74.0 million, net of $432 thousand of unrealized foreign currency exchange gains, $8.3 million of depreciation and amortization, $1.0 million of net income attributable to a non-controlling interest, $2.0 million of non-cash share-based compensation, and $1.3 million of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(35.9) million of working capital requirements primarily due to increased outstanding trade accounts receivable combined with a reduction in accounts payable and accrued operating and payroll expenses. During the nine months ended September 30, 2017 the Company made $8.5 million of tax payments including $4.9 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.
Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2018 was $230.4 million, and consisted of $176.1 million (net of cash acquired) used for the acquisition of Centrum, $7.6 million (net of cash acquired) used for the acquisition of SmartClass, $6.6 million used for the acquisition of Transcorp, $24.3 million (net of cash acquired) used for the acquisition of Indus, $11.4 million (net of cash acquired) used for the acquisition of Mercury, $1.3 million (net of cash acquired) used for the acquisition of Leisure, $3.8 million used for the additional investment in ItzCash, $5.8 million primarily for capital expenditures in India , and $3.6 million for software development costs that were capitalized. Partially offsetting these outflows was $5.0 million received from Paul Merchants for a 10% equity interest in Ebix’s combined international remittance business in India and, $4.4 million from the net maturities of marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the nine months ended September 30, 2017 was $74.0 million, and consisted of $1.0 million used for the acquisition of beBetter, $70.2 million for the acquisition of ItzCash (net of cash acquired), $1.8 million for the acquisition of YouFirst (net of cash acquired), $2.0 million for the expansion of our product development facilities in India, $3.9 million for the continued build out of our global corporate headquarters campus in Johns Creek, Georgia, $2.1 million for software development costs that were capitalized, and partially offset by $7.5 million for the net maturities of marketable securities (specifically bank certificates of deposit).

Financing Activities
During the nine months ended September 30, 2018 net cash provided by financing activities was $234.3 million which consisted of $124.3 million provided by the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank, $205.0 million provided by the Company's revolving credit facility with Regions and $609 thousand net provided by the EbixCash overdraft facility in India. Partially offsetting this cash inflow were $120.8 million used as part of the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank, $7.1 million was used to pay quarterly dividends to our common stockholder, $2.2 million used to repurchase shares of our common stock and $6.3 million was used to make the scheduled payments against the existing term loan with Regions.

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
Commercial Bank Financing Facility

On April 9, 2018 the Company and certain of its subsidiaries entered into the Seventh Amendment (the “Seventh Amendment”) to the to the Regions Secured Credit Facility increasing the permitted indebtedness in the form of unsecured convertible notes from $250 million to $300 million.

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement"). The Sixth Amendment amends the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank of the West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants. The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank of the West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co-syndication agents, BBVA Compass and Fifth Third Bank as co-documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint book runners. The new credit facility has the following key components; A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility also allows for up to $150 million of incremental facilities. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.63%.

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

As of September 30, 2018 the Company's consolidated balance sheet includes $5.1 million of remaining deferred financing costs in connection with this credit facility, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.1 million pertains to the revolving line of credit component of the Credit Agreement, and $2.0 million pertains to the term loan component of the Credit Agreement of which $449 thousand is netted against the current portion and $1.5 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance.

At September 30, 2018, the outstanding balance on the revolving line of credit under the Credit Agreement was $399.7 million and the facility carried an interest rate of 4.63%. During the nine months ended September 30, 2018, $246.0 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2018, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $288.8 million and $399.7 million, respectively.

At September 30, 2018, the outstanding balance on the term loan was $243.8 million of which $12.5 million is due within the next twelve months, with $6.25 million payments having been made during the nine months ended September 30, 2018. This term loan also carried an interest rate of 4.63% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $12.5 million and $231.3 million respectively at September 30, 2018.
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
Valuation of Contingent Liabilities related to Earn-Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2018 and 2017, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $14.4 million and 3.6 million, respectively, due to re-measurements based on the then assessed fair value and changes in anticipated future revenue levels. During the nine months ended September 30, 2018 and 2017 these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $645 thousand and $164 thousand, respectively to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of $13.7 million and $3.4 million, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of September 30, 2018, the total of these contingent liabilities was $29.3 million.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S and India, furthermore the functional currencies in our main India and Singapore offices is the U.S. dollar, and accordingly, a substantial portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, India (specifically EbixCash), New Zealand, Great Britain, Canada, Brazil, Singapore, Philippines, Indonesia, and United Arab Emirates where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2018 and 2017 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized gains (losses) of $(61.8) million and $3.9 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $11.1 million and $5.1 million for the nine months ended September 30, 2018 and 2017, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2018 the Company had $645.2 million of outstanding debt obligations which consisted of a $243.8 million term loan, a $399.7 million balance on our commercial banking revolving line of credit, and a $1.8 million note due to IHC by the EbixHealth JV. The Company's revolving line of credit bears interest at the rate of LIBOR plus 2.25%, and stood at 4.63% at September 30, 2018. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $2.5 million and $915 thousand for the nine months ended September 30, 2018 and 2017, respectively. The Company's average cash balances and short term investments during the nine months ended September 30, 2018 were $135.1 million and its existing cash balances as of September 30, 2018 were $135.0 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $342 thousand and $323 thousand for the nine months ended September 30, 2018 and 2017, respectively.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2018 and 2017. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2017 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2018. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as a result of not having completed the remediation of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

The above described remediation actions are changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) made in the third quarter of 2018 or in the process of being made that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

Following the announcement on May 1, 2013 of the Company's execution of a merger agreement with affiliates of Goldman Sachs & Co., twelve putative class action complaints challenging the proposed merger were filed in the Delaware Court of Chancery. These complaints named as Defendants some combination of the Company, its directors, Goldman Sachs & Co. and affiliated entities. On June 10, 2013, the twelve complaints were consolidated by the Delaware Court of Chancery, now captioned In re Ebix, Inc. Stockholder Litigation, CA No. 8526-VCS. On June 19, 2013, the Company announced that the merger agreement had been terminated pursuant to a Termination and Settlement Agreement dated June 19, 2013. After Defendants moved to dismiss the consolidated proceeding, Plaintiffs Desert States Employers & UFCW Union Pension Plan and Gilbert C. Spagnola (collectively, “Lead Plaintiffs”) amended their operative complaint to drop their claims against Goldman Sachs & Co. and focus their allegations on an Acquisition Bonus Agreement (“ABA”) between the Company and Robin Raina. On September 26, 2013, Defendants moved to dismiss the Amended Consolidated Complaint. On July 24, 2014, the Court issued its Memorandum Opinion that granted in large part the Company’s Motion to Dismiss and narrowed the remaining claims. On September 15, 2014, the Court entered an Order implementing its Memorandum Opinion. On January 16, 2015, the Court entered an Order permitting Plaintiffs to file a Second Amended and Supplemented Complaint. On February 10, 2015, Defendants filed a Motion to Dismiss the Second Amended and Supplemented Complaint, which was granted in part and denied in part in a January 15, 2016 Memorandum Opinion and Order. On October 25, 2016, the Court entered an Order permitting Lead Plaintiffs to file a Verified Third Amended and Supplemented Class Action and Derivative Complaint, which made additional claims and added two directors as Defendants.  The Verified Third Amended and Supplemented Class Action and Derivative Complaint was then filed on October 26, 2016. On October 31. 2016, Lead Plaintiffs filed a Motion for Class Certification.  On November 1, 2016, Lead Plaintiffs moved for partial summary judgment on Claims (ii), (iii), and (vi) as described below.  The directors added as Defendants in the Third Amended and Supplemented Class Action and Derivative Complaint moved to dismiss all Claims against them. The remaining  Defendants moved to dismiss certain Claims, and filed answers to the other claims in the Verified Third Amended and Supplemented Complaint. On December 12, 2017, the Court postponed the pending hearing on the Plaintiffs’ Motion for Class Certification and the Defendants’ motions to dismiss and, instead, granted the Plaintiffs leave to file a Verified Fourth Amended and Supplemented Class Action and Derivative Complaint, which pleading was filed on January 19, 2018. The claims in the fourth amended complaint are as follows: (i) a purported class and derivative claim for breach of fiduciary duty for improperly maintaining the ABA as an unreasonable anti-takeover device; (ii) a purported class claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the Company’s 2010 Proxy Statement and 2010 Stock Incentive Plan; (iii) a purported derivative claim for breach of fiduciary duty to the Company in causing incentive compensation to be awarded under the 2010 Stock Incentive Plan; (iv) a purported class and derivative claim for breach of fiduciary duty  in adopting certain bylaw amendments on December 19, 2014;  (v) a purported class and derivative claim seeking invalidation of the December 19, 2014 bylaw amendments under Delaware law; (vi) a purported claim for breach of fiduciary duty for not duly adopting the ABA at the July 15, 2009 Board meeting, and seeking declaratory relief invalidating the ABA; (vii) a purported claim for breach of the fiduciary duty of disclosure to the stockholders with respect to the ABA, and seeking declaratory relief invalidating the ABA; (viii) a purported claim seeking invalidation of the 2008 Stockholder Meeting, 2008 Certificate Amendment, 2008 Stock Split and subsequent corporate actions; (ix) a purported class claim for breach of fiduciary duty, and seeking declaratory relief invalidating the 2016 CEO Bonus Plan because of incomplete disclosures with respect to the ABA; and (x) for breach of fiduciary duty and declaratory judgment relating to the interpretation of the ABA. Lead Plaintiffs sought declaratory relief with respect to the ABA, the 2010 Stock Incentive Plan, the 2010 Proxy Statement, the bylaw amendments, the 2008 Stockholder Meeting, the 2008 Certificate Amendment, the 2008 Stock Split, and the 2016 CEO Bonus Plan. Lead Plaintiffs also seek compensatory damages, interest, and attorneys’ fees and costs, all in unspecified amounts. On May 31, 2018, the plaintiffs filed their Verified Supplement (the “Supplement”) to their Verified Fourth Amended and Supplemented Class Action and Derivative Complaint in which they sought to have the April 10, 2018 Stock Appreciation Rights Agreement (the “SAR”) adopted by the board of directors of Ebix, which agreement expressly cancelled the July 15, 2009 Acquisition Bonus Agreement declared void ab initio. Specifically, the Supplement added to the Verified Fourth Amended and Supplemented Class Action and Derivative Complaint: one count purporting to state class and derivative claims against all Defendants for such a declaration; one count purporting to state class and derivative claims for breach of fiduciary duty in adopting the SAR; and one count purporting class and derivative claims for breach of fiduciary duty in adopting the SAR as an improper anti-takeover defense. On July 5, 2018, the court entered as an order the parties’ stipulation dismissing Count VIII of the FAC, which count had purported to state a claim seeking invalidation of the 2008 stockholders meeting, the 2008 certificate amendment, the 2008 stock dividend and subsequent corporate actions.  On July 17, 2018 the court entered an order granting summary judgment as to all Defendants with respect to Counts I, IV, V, VI, VII and X of the FAC, and as to Ebix and Defendants Joseph R. Wright, Jr. and George W. Hebard III with respect to Count IX. Following the court’s July 17, 2018 order, the claims remaining from the Verified Fourth Amended and Supplemented Class Action and Derivative Complaint are Count II (against all directors other than Messrs. Wright and Hebard for allegedly false disclosures in Ebix’s 2010 proxy statement); Count III (against all directors and challenging grants under a 2010 stock incentive plan); and Count IX (against all directors other than Messrs. Wright and Hebard for allegedly failing to disclose certain unwritten terms of the ABA). On August 9, 2018, the Court denied Defendants’ Motion to Dismiss the Supplement under Court of Chancery Rule 23.1, and granted in part and denied in part Defendants’ motion under Court of Chancery Rule 12(b)(6).  On July 24, 2018, Plaintiffs filed a motion for leave to file a second supplement to the FAC to assert claims relating to Ebix’s July 16, 2018 proxy statement. On August 15, 2018, during the telephonic pretrial conference, the Court denied that motion. The parties then filed pre-trial briefs, and a trial was held on the remaining claims on August 20, 21, and 23, 2018. The parties are currently conducting post-trial briefing, with a hearing scheduled for January 2019. The Company denies any liability and intends to defend the action vigorously.
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

Item 2: REPURCHASES OF EQUITY SECURITIES

Effective February 6, 2017 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $150.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility. There were no share repurchases during the three months ended September 30, 2018, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $131.6 million.

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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements which were tagged as blocks of text.

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	November 9, 2018	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Sean T. Donaghy
Sean T. Donaghy
Chief Financial Officer (Principal Financial and Accounting Officer)