Form 10-K
period 2018-12-31
EBIX INC
filed 2019-03-01
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
As of February 26, 2019, the number of shares of Common Stock outstanding was 30,546,212. As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the Nasdaq Global Capital Market on such date, was approximately $1.81 billion (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to:

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
Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also, providing Software-as-a-Service ("SaaS") enterprise solutions in the area of Customer Relationship management ("CRM"), front-end & back-end systems, outsourced administrative and risk compliance.
The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities.

With a "Phygital” strategy that combines 320,000 physical distribution outlets in many Associations of Southeast Asian Nations (“ASEAN”) countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, foreign exchange (Forex), travel, pre-paid & gift cards, utility payments, software solutions for lending and wealth management etc. in India and other markets. EbixCash’s Forex operations have emerged as a leader in India’s airport Foreign Exchange business with operations in 32 international airports including Delhi, Mumbai, Bangalore, Hyderabad, Chennai and Kolkata, conducting over $4.8 billion in gross transaction value per year. EbixCash’s inward remittance business in India conducts approximately $5 billion gross annual remittance business, confirming its undisputed leadership position in India. EbixCash, through its travel portfolio of Via and Mercury, is also one of Southeast Asia’s leading travel exchanges with over 2,200+ employees, 212,450+ agent network, 25 branches and over 9,800 corporate clients; processing an estimated $2.5 billion in gross merchandise value per year.
During the year ended December 31, 2018, approximately 80% of Ebix revenues came from on-demand exchanges.
EbixCash is also a provider of lending software solutions to financial institutions and on-demand software on wealth and asset management to banks, asset managers and wealth management firms.
The Company’s E-learning solutions are provided to schools across the breadth of India with the goal of educating students in a classroom through high quality 2-D and 3-D animation and multimedia learning.
International revenue accounted for 60.4% and 41.8% of the Company’s total revenue for the twelve months ended December 31, 2018 and 2017, respectively.
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

In cases where an acquired company's products and services are competitive to our existing products and services, the Company immediately strives towards the goal of providing a single product or service in the functional area, with a common code base around the world rather than having multiple products addressing the same need. In each case, the Company immediately works towards assimilating the best of breed functionality on a common architecture approach, to provide a single product or service to our end customers. The Company's goal remains to provide an easy to use solution for our customer base, while ensuring that any product or service integrates seamlessly with other existing or outside functionalities. Irrespective of whether the acquired company's product/service is retired, or the existing product/service is retired, the Company is focused on maximizing operational efficiency for our business while creating new cutting-edge products and services that can replace either existing or acquired product or service offerings in order to make future product sales and maintenance more efficient.

Once an acquisition is consummated, the infrastructure, personnel resources, sales, product management, development, and other common functions are integrated with our existing operations to ensure that efficiencies are maximized and redundancies eliminated. We generally do not maintain separate sales, development, product management, implementation or quality control functions following the closing of any acquisition, in order to ensure that the integration is efficient across all fronts. The Company integrates and, where appropriate, centralizes certain key functions such as product development, information technology, marketing, sales, finance, administration, and quality assurance immediately after an acquisition, to ensure that the Company can maximize on cost efficiencies. Simultaneously with the integration of any acquired company, the Company's resources and infrastructure are leveraged to work across multiple functions, products and services, making it neither practical nor feasible to precisely separately track and disclose the specific earnings impact from the business combinations we have executed after they have been acquired. Consequently, the concept of “acquisitive growth” versus “organic growth” becomes obscured given the dynamics and underlying operating principals of Ebix's acquisition, integration, and growth strategy. This tactic is a key part of our business strategy that facilitates high levels of efficiency, operating income margins and consistent end-to-end vision for our business, and differentiates the Company from our competitors. Our plan is to make niche acquisitions in the insurance, e-learning, healthcare and finance sectors, integrate them seamlessly into the Company and make them efficient by implementing Ebix's standardized processes, with the goal of increasing operating profits and cash flows for the Company.

In many of the acquisitions made by the Company, there are contingent consideration terms associated with the achievement of certain designated revenue targets for the acquired Company. This structure allows us to still carry on with our integration strategy, while enabling the acquired company to be eligible for a revenue based contingent purchase consideration. Accordingly, we are able to maximize operational productivity while allowing the principals of the acquired company access to a greater opportunity for a contingent reward.

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

Recent Strategic Business Acquisitions

During the year ended December 31, 2018 the Company completed thirteen business acquisitions, as follows:

Effective December 1, 2018 Ebix entered into an agreement to acquire 74.84% controlling stake in India based Weizmann Forex Limited ("Weizmann") for $63.1 million. Ebix also made a 90-day time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018 Ebix acquired the assets of India based Pearl International Tours and Travels Limited ("Pearl"), a provider of a comprehensive range of B2B and B2C travel services under the brand name ‘Sastiticket’, ranging from domestic and international ticketing, incentives travel, leisure products, luxury holidays, and travel documentation for $3.4 million and has been integrated with Ebix Travels’ operations, which has brought in operational synergies and certain redundancies for the acquired operations . The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018 Ebix acquired India based Lawson Travels ("Lawson"), a B2B provider of travel services and international ticketing, for $2.7 million and same has been integrated with Ebix Travels’ operations to bring in operational synergies and wider country wide footprint. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective October 1, 2018 Ebix acquired a 70% stake in India based AHA Taxis ("AHA Taxis"), a platform for on-demand inter-city cabs in India for $310 thousand. AHA Taxis focuses its attention on Corporate and Consumer inter-city travel primarily, with a network of thousands of registered AHA Taxis.

Effective October 1, 2018 Ebix acquired a 67% stake in India based Routier ("Routier"), a marketplace for trucking logistics for $413 thousand.

Effective October 1, 2018 Ebix acquired the assets of India based Business Travels Pvt. Ltd ("Business Travels") to for $1.1 million and same has been integrated with Ebix Travels’ operations to expand the wholesale travel and consolidation business.. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective August 1, 2018 Ebix entered into an agreement to acquire India based Miles Software ("Miles"), a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition.

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

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business has been integrated into EbixCash’s existing Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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

Effective April 1, 2018 Ebix entered into an agreement to acquire India based CentrumDirect Limited ("Centrum"), a leader in India’s foreign exchange and outward remittance (“Foreign Exchange Operations”) markets for approximately $179.5 million. This acquisition was completed in June 2018. Subsequently, Centrum has been renamed as Ebixcash World Money Limited (“Ebixcash World Money”) and has been tightly integrated into Ebix’s Financial Exchange ‘EbixCash’ offerings in India and abroad, with key business executives of Foreign Exchange Operations becoming an integral part of the combined EbixCash senior leadership.

Effective April 1, 2018 Ebix entered into an agreement to acquire a 60% stake in India based Smartclass Educational Services Private Limited ("Smartclass"), a leading e-learning Company engaged in the business of education services, development of education products, and implementation of education solutions for K-12 Schools through its E-Learning Venture. Under the terms of the agreement Ebix paid $8.6 million in cash for its stake in Smartclass.

Effective February 1, 2018 Ebix acquired the Money Transfer Service Scheme ("MTSS") Business of Transcorp International Limited ("Transcorp"), for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities. MTSS operations of Transcorp has been consolidated with EbixCash’s MTSS operations resulting in operational synergies and certain redundancies to the combined operation.

During the year ended December 31, 2017 the Company completed six business acquisitions, as follows:

Effective November 1, 2017 Ebix acquired Via.com ("Via"), a recognized leader in the travel space in India and an omni-channel online travel and assisted e-commerce exchange with presence in India, Middle East and South East Asia. Ebix acquired Via for upfront cash consideration in the amount $78.8 million plus possible future contingent payments of up to $2.3 million based on any potential claims made by tax authorities over the subsequent twelve month period following the effective date of the acquisition, of which was not achieved after this period and $2.0 million based on the receipt of refunds pertaining to certain advance tax payments and withholding taxes, both of which are included in Other current liabilities in the Company's Consolidated Balance Sheet.

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

Effective June 1, 2017 Ebix acquired the assets of beBetter Health, Inc., ("beBetter"), a technology enabled corporate wellness provider that provides end-to-end wellness solutions offering a variety of tools and programs, including interactive platforms, health screening, coaching, tobacco cessation, weight and stress management, health information, and numerous other products and services. Ebix acquired the assets and intellectual property of beBetter for $1.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is zero as of December 31, 2018.

Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash Card Limited ("ItzCash"), India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments was previously held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieved the minimum specified annual gross revenue threshold, which was achieved and paid during the third quarter of 2018. The Company has determined that the fair value of the contingent earn-out consideration is $15.4 million as of December 31, 2018.

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
Industry Overview
The insurance and financial industry markets have initiatives to reduce paper-based processes and facilitate improvements in the efficiency both at the back-end side and also at the consumer-end side. Such consolidation has involved all industry constituents and is directly impacting the manner in which various products are distributed. Management believes that both the industries will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across the world markets.
Products and Services
The Company reports as a single segment. The Company’s revenues are derived from four product or service groups. Presented in tabular format below is the breakout of our revenue streams for each of those product or service groups for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(dollar amounts in thousands)	2018	2017	2016
Exchanges	$396,457	$259,470	$206,427
Broker P&C Systems	14,379	14,674	14,105
Risk Compliance Solutions (“RCS”)	79,976	86,832	74,196
Carrier P&C Systems	7,014	2,995	3,566
Totals	$497,826	$363,971	$298,294
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 15 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K. See Item 1A (Risk Factors) for discussion of certain risks related to our foreign operations.
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
Exchanges: This channel forms the primary focus of the Company across the world. Ebix operates data exchanges in the areas of finance, travel, life insurance, annuities, employee health benefits, risk management, workers compensation, insurance underwriting, and P&C insurance. Each of these exchanges connects multiple entities within the financial and insurance markets enabling the participant to seamlessly and efficiently carry and process data from one end to another. Ebix’s life, annuity, and employee health benefit exchanges currently operate primarily in the United States. The P&C exchanges operate primarily in Australia, New Zealand, and the United Kingdom. Ebix financial and travel exchanges currently operate primarily in India, the Middle East and certain ASEAN countries. Exchange revenue is derived from two main sources, namely subscription fees associated with accessing the exchange and transaction fees charged for each transaction processed on an Ebix Exchange. These exchanges have been designed to completely adhere to industry and regulatory data standards.
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
The Company has spent $39.1 million, $33.9 million, and $33.0 million during the years ended December 31, 2018, 2017 and 2016, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the Exchange, broker systems, carrier systems, and RCS product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
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
Life Insurance Exchange - Ebix operates a straight through processing end-to-end Life Exchange service that has three life insurance exchanges in the United States - namely Winflex, TPP, and LifeSpeed. Winflex is an exchange for pre-sale life insurance illustrations between brokers and carriers, TPP is an underwriting and highly customized electronic application platform for Life insurance, while LifeSpeed is an order entry platform for life insurance. Each of these exchanges is presently deployed in the United States and the Company is also continuing to deploy them in other parts of the world. Ebix has one main competitor in the life exchange area: iPipeline. Ebix differentiates itself from this competitor by virtue of having an end-to-end solution in the market as with all of its exchanges being interfaced with other broker systems and customer relationship management ("CRM") services such as EbixCRM. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange - Ebix operates a straight through processing end-to-end Annuity Exchange service that has three life insurance exchanges in the United States - namely AnnuityNet, AMP and AN4. These exchanges are platforms for annuity transactions between brokers, carriers, broker general agents (“BGAs”), and other entities involved in annuity transactions. These exchanges are mainly deployed in the United States, while the Company endeavors to deploy it in other parts of the world, such as Latin America and Australia. Ebix deployed its AN4 service that was fully developed internally by Ebix, and is highly scalable, customizable and can be delivered over the cloud. Ebix has one main competitor in the annuity exchange area, iPipeline. Again, Ebix differentiates itself from this competitor by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems and customer relationship management (CRM) services such as EbixCRM. Ebix exchanges also benefit from transacting the largest amounts of premiums in annuity business on any single exchange in the United States.
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
P&C Exchanges - Ebix operates P&C exchanges in Australia, New Zealand, the United Kingdom, and the United States. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix continues to deploy these exchanges in the United States, Asia, Europe, Latin America, and Africa. There is presently little competition in the P&C exchange area in Australia and New Zealand. Our PPL insurance underwriting exchange platform is deployed in London. Our competitive differentiation exists by virtue of having an end-to-end solution offering in the market allowing our exchanges to be interfaced with multiple broker systems.

EbixCash Financial Exchanges - Exchanges - With a "Phygital” strategy that combines 320,000 physical distribution outlets in many Associations of Southeast Asian Nations (“ASEAN”) countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, foreign exchange (Forex), travel, pre-paid & gift cards, utility payments, lending, wealth management etc. in India and other markets. EbixCash’s Forex operations have emerged as a leader in India’s airport Foreign Exchange business with operations in 32 international airports including Delhi, Mumbai, Bangalore, Hyderabad, Chennai and Kolkata, conducting over $4.8 billion in gross transaction value per year. EbixCash’s inward remittance business in India conducts approx. $5 billion gross annual remittance business, confirming its undisputed leadership position in India. EbixCash, through its travel portfolio of Via and Mercury, is also one of Southeast Asia’s leading travel exchanges with over 2,200+ employees, 212,450+ agent network, 25 branches and over 9,800 corporate clients; processing an estimated $2.5 billion in gross merchandise value per year.

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

Employees
As of December 31, 2018, the Company had 9,263 employees, distributed as follows: 94 in sales and marketing, 1,721 in product development, 870 in back-end operations, 284 in administration, general management and finance, and 6,294 in the EbixCash operations. None of the Company’s employees are presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to generally be good.

Executive Officers of the Registrant
Following are the persons serving as our executive officers as of February 26, 2019, together with their ages, positions and brief summaries of their business experience:

Name	Age	Position	Officer Since
Robin Raina	52	Chairman, President, and Chief Executive Officer	1998
Sean T. Donaghy	53	Chief Financial Officer	2017
Graham Prior	62	Corporate Executive Vice President International Business & Intellectual Property	2012
Leon d'Apice	62	Corporate Executive Vice President & Managing Director - Ebix Australia Group	2012
James Senge Sr.	58	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 52, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.
SEAN T. DONAGHY, 53, joined Ebix on September 15, 2006 as a Controller and in April 2014 he was named Chief Accounting Officer. Effective January 3, 2017 Mr. Donaghy was appointed as the Company’s Chief Financial Officer. Mr. Donaghy has over 26 years of accounting experience, including 21 years in a management capacity and 16 years of financial reporting for public software companies.
GRAHAM PRIOR, 62, was made an executive officer of the Company in 2012. He serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.
LEON d’APICE, 62, was made an executive officer of the Company in 2012 He serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia business units.
JAMES SENGE, SR., 58, was made an executive officer of the Company in 2012. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008 when the Company acquired Acclamation Systems, Inc. ("Acclamation"). Mr. Senge had been employed by Acclamation since 1979. During his over 32 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.
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
Certain materials we file with the SEC may also be read and copied at or through the Internet website maintained by the SEC at www.sec.gov.

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

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance and financial services industries. Given the concentration of our business activities in these industries, we may be particularly exposed to certain economic downturns affecting these industry groups. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment (including as a result of a prolonged U.S. Government shutdown) could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors' products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company that has a poor economic outlook or is closed.

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

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically twelve to thirty-six months. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. Any such decline, however, will negatively impact our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

Any of these occurrences, whether intentional or accidental, could lead to interruptions, delays or cessation of operation of the servers of third-party service providers used by our customers, and to the unauthorized use or access of our software and proprietary information and sensitive or confidential data stored or transmitted by our products. The inability of service providers used by our customers to provide continuous access to their hosted services, and to secure their hosted services and associated customer information from unauthorized use, access or disclosure, could cause us to lose customers and to incur significant liability, and could harm our reputation, business, financial condition and results of operations.

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

We market our products and services internationally and plan to continue to expand our Internet-based services to locations outside of the United States. We currently conduct operations in Australia, Canada, New Zealand, Brazil, Dubai, India, New Zealand, Singapore and United Kingdom, and have product development activities and call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:

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

We have significant offshore operations in foreign countries, including Australia, Brazil, Canada, Dubai, India, New Zealand, Singapore and United Kingdom. Wages in these countries have historically increased at a faster rate than in the United States. If this trend continues in the future, it would result in increased labor costs and thereby potentially reduce our operating margins. Also, there is no assurance that, in future periods, competition for skilled workers will not drive salaries higher in these countries, thereby resulting in increased costs for our technical professionals and reduced operating margins.

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

We are a global company and currently market our products and services in Australia, Canada, New Zealand, Brazil,
Singapore, India and United Kingdom. Our business in these countries is subject to numerous risks inherent in international business operations. Among others, these risks include:

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

The decision by British voters to exit the European Union may negatively impact our operations.

The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed.  On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union.

The terms of Brexit and the resulting U.K./E.U. relationship are uncertain for companies doing business both in the U.K. and the overall global economy. The U.K. vote has impacted global markets, including various currencies, and resulted in a sharp decline in the value of the British Pound as compared to the U.S. dollar and other major currencies.  The fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. Volatility in the securities markets and in currency exchange rates may continue as the U.K. negotiates its exit from the E.U. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.

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

In March 2018, the FASB Issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”). ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the TCJA. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff had issued SAB No. 118 which allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. ASU 2018-05 became effective immediately and permitted companies to use provisional amounts for certain income tax effects of the TCJA during a one-year measurement period. The Transition Tax is based on the Company’s total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company did not recorded an amount for the Transition Tax expense in 2017, as they did not have the necessary information to determine a reasonable estimate to include as a provisional amount.The Company completed its tax accounting for the TCJA during Q4 2018 and recorded an adjustment of $24.5 million related to the transition tax after taking into consideration carried forward NOLs and other tax attributes available for set-off.

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
The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017 and in 2018. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued in 2015, and is expected to continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities and expiring tax holiday benefits, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

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

The Company has an SAR Agreement with Mr. Robin Raina which could have the effect of discouraging or making more difficult an acquisition or change of control of the Company even in situations that may be viewed as desirable by our shareholders.

On April 10, 2018, the Company entered into a Stock Appreciation Right Award Agreement (the “SAR Agreement”) with Robin Raina, the Company’s Chairman, President and Chief Executive Officer. The SAR Agreement replaced the Acquisition Bonus Agreement (the “ABA”) between the Company and Mr. Raina, dated July 15, 2009. At the time that Mr. Raina and the Company entered into the ABA, the Board had concluded that Mr. Raina’s retention was critical to the future success and growth of the Company, and consequently, the Board’s intention in entering into the ABA was to ensure that Mr. Raina would be appropriately rewarded for his contributions to the Company prior to an Acquisition Event (as defined below), as well as to further motivate Mr. Raina to maximize the value received by all stockholders of the Company if the Company were to be acquired. Under the terms of the ABA (with some exceptions), if Mr. Raina was then employed by the Company upon an event by which: (a) more than fifty percent (50%) of the voting stock of the Company is sold, transferred, or exchanged; (b) a merger or consolidation of the Company occurs; (c) the sale, exchange, or transfer of substantially all of the Company’s assets occurs; or (d) the Company is acquired or dissolved (each, an “Acquisition Event”).

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

Upon the effective date of the SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event (as defined in the SAR Agreement), each of the SARs entitles Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with an Acquisition Event over the base price of  $7.95.  Mr. Raina will only be entitled to receive a payment with respect to the SARs if he is employed by the Company at the time of an Acquisition Event or was terminated by the Company without cause within the 180-day period immediately preceding an Acquisition Event.

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

In the event that an Acquisition Event had occurred on December 31, 2018, and assuming that the stockholders of the Company received Net Proceeds of $42.56 per share (the closing price of the Company’s common stock on December 31, 2018) in connection with the Acquisition Event, Mr. Raina would have received a $206.1 million payment with respect to the SARs upon the occurrence of the Acquisition Event, determined by multiplying the number of SARS by the excess of the Net Proceeds per share over the base price of $7.95 per share.  In the event of a determination by an accounting firm of national standing that the entire $206.1 million payment would be subject to the excise tax imposed by Section 4999 of the Code, and making conservative estimates regarding applicable state and federal tax rates, then Mr. Raina would have received an additional tax gross-up payment in an amount equal to $75 million.

Risks Related To Accounting and Financial Statements

We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets.

Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with those property and casualty insurance carriers in Australia using our property and casualty data exchange and with certain large corporate customers using our client relationship management platform in the United States. At December 31, 2018, we had $946.7 million of goodwill and $42.1 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.

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

Risks Related to Litigation and Regulation

The costs and effects of litigation, investigations or similar matters involving us or our subsidiaries, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition. Our insurance may not cover these costs.

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

The Company has been subject to government investigations approximately five years back. The amount of time needed to resolve any such investigations is uncertain, and the Company cannot predict the outcome any such investigations or whether the Company will face additional government investigations, inquiries or other actions. Subject to certain limitations, the Company is obligated to indemnify current and former directors, officers and employees in connection with ongoing governmental investigations and any future government inquiries, investigations or actions. Such matters could require the Company to expend significant management time and incur significant legal and other expenses, result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company and adversely affect our ability to attract and retain customers and employees, which could have a material effect on the Company's financial condition, business, results of operations and cash flow. Additionally, marketplace rumors regarding any such investigations could affect the trading price of our common stock, regardless of whether these rumors are accurate.
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

Our ability and intent to pay cash dividends in the future may be limited.

We currently pay a $0.075 quarterly dividend on our common shares, and while the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, our financial condition, funds from operations, the level of our capital expenditures and future business prospects.

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

While the Company amended its certificate of incorporation to increase the number of authorized shares in order to effect a five-for-one stock split, given the recent stock price decline, the Board has delayed and may reduce the stock split.

Ebix held a special meeting of shareholders on November 16, 2018 to approve an amendment to the Company’s certificate of incorporation to increase the number of authorized common shares. The increase was required to affect a five-for-one split of the Company’s common stock which had been approved by Ebix’s Board of Directors, subject to shareholder approval of the amendment. On December 21, 2018, Ebix announced that its shareholders had approved the amendment by a wide margin, and while its intentions were to still implement a split of its common stock, in light of the decline in Ebix’s share price since the end of September, the Company elected to delay such action until its share price has rebounded to a level where a stock split would result in a higher post-split share price. Additionally, the Company may consider implementing an alternative stock split ratio, such as two-, three- or four-for one, depending on the prevailing share price, market conditions and other factors. There can be no assurance when and at what level, if any, the Board will approve a stock split.

1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Johns Creek, Georgia where we own a commercial office building. In addition the Company and its subsidiaries lease office space primarily for sales and operations support in Salt Lake City, Utah,  Pittsburgh, Pennsylvania, Pasadena, California, Grove City, Ohio, New Britain, Connecticut, Birmingham, Alabama,  Irvine, California and Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Brazil, Canada, and London for support, operations and sales offices. The Company also leases facilities all over the world, while owning five facilities in India. The Indian facilities provide software development and other technical and business process outsourcing services. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at reasonable rates.
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 15 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K.

Item 3. LEGAL PROCEEDINGS

In May 2013, twelve putative class action complaints were filed in the Delaware Court of Chancery against the Company and its board of directors challenging a proposed merger between the Company and an affiliate of Goldman Sachs & Co.  On June 10, 2013, the Court entered an Order of Consolidation and Appointment of Lead Plaintiffs and a Leadership Structure consolidating the twelve actions and appointing lead plaintiffs (“Plaintiffs”) and lead counsel in the litigation, captioned In re Ebix, Inc. Stockholder Litigation, Consol. C.A. No. 8526-VCS (the “Litigation”). On June 19, 2013, the Company announced that the merger agreement had been terminated.  Thereafter, on August 27, 2013, Plaintiffs filed a Verified Amended and Supplemented Class Action and Derivative Complaint (the “First Amended Complaint”), which defendants moved to dismiss on September 26, 2013. On July 24, 2014, the Court issued a Memorandum Opinion granting in part and denying in part the motions to dismiss the First Amended Complaint and subsequently entered an implementing order on September 15, 2014.  On January 16, 2015, Plaintiffs filed a Verified Second Amended and Supplemented Class Action and Derivative Complaint (the “Second Amended Complaint”).  On February 10, 2015, defendants filed a Motion to Dismiss the Second Amended Complaint, which was granted in part and denied in part in a Memorandum Opinion and Order issued on January 15, 2016.  On October 26, 2016, Plaintiffs filed a Verified Third Amended and Supplemented Class Action and Derivative Complaint (the “Third Amended Complaint”), which, among other things, added certain directors of the Company as defendants.  On January 5, 2018, Plaintiffs filed a motion for leave to join an additional plaintiff as co-lead plaintiff in this action (collectively, “Plaintiffs,” and together with all defendants, the “Parties”), which was granted on April 2, 2018.

On January 19, 2018, Plaintiffs filed a Fourth Amended and Supplemented Class Action and Derivative Complaint (the “Fourth Amended Complaint”), which asserted claims against the defendants, including: breach of fiduciary duty claims for improperly maintaining an acquisition bonus agreement between the Company and its Chief Executive Officer, dated July 15, 2009 (the “ABA”) (Count I); disclosure claims relating to the 2010 Proxy Statement and the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) (Count II); a derivative claim for breach of fiduciary duty based on awards made pursuant to 2010 Plan (Count III); a breach of fiduciary duty claim for implementing purported additional entrenchment measures (Count IV); a claim seeking to declare the invalidity of certain bylaws adopted by the Company in 2014 (Count V); a claim seeking to declare the invalidity of the ABA (Count VI); a breach of fiduciary duty claim related to public disclosures about the ABA (Count VII); a claim seeking to declare the invalidity of the 2008 stockholder meeting, a 2008 Certificate amendment (the “Certificate Amendment”) and a 2008 stock split (the “Stock Dividend”), among other corporate acts, including the Company’s ratification of these 2008 corporate acts (Count VIII); a claim seeking to declare the invalidity of the CEO Bonus Plan (Count IX); and a claim for breach of fiduciary duty for deliberately inserting additional terms when calculating a potential bonus under the ABA (Count X).  The Fourth Amended Complaint sought declaratory relief, compensatory damages, interest, and attorneys’ fees and costs, among other things.  On March 7, 2018, defendants filed motions for summary judgment on all counts in the Fourth Amended Complaint. In connection with the Litigation, the Company’s Chief Executive Officer asserted a cross-claim for reformation of the ABA.

The terms of the ABA generally provided that if Mr. Raina was employed by the Company upon the occurrence of: (i) an event in which more than 50% of the voting stock of the Company was sold, transferred, or exchanged, (ii) a merger or consolidation of the Company, (iii) the sale, exchange, or transfer of all or substantially all of the Company’s assets, or (iv) the acquisition or dissolution of the Company (each, an “Acquisition Event”), the Company would pay Mr. Raina a cash bonus based on a formula that was disputed by Plaintiffs in the Litigation and a tax gross-up payment for excise taxes that would be imposed on Mr. Raina for the cash bonus payment. Upon the execution of a Stock Appreciation Right Award Agreement between the

Company and its Chief Executive Officer, dated April 10, 2018 (the “April SAR Agreement”), the ABA was terminated and each party relinquished their respective rights and benefits under the ABA.

Upon the effective date of the April SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event, each of the SARs entitle Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with the Acquisition Event over the base price of $7.95 per share. Although the SARs were not granted under the 2010 Plan, the April SAR Agreement incorporates certain provisions of the 2010 Plan, including the provisions requiring equitable adjustment of the number of SARs and the base price in connection with certain corporate events (including stock splits). Under the terms of the April SAR Agreement, Mr. Raina is entitled to receive full payment with respect to the SARs if either (i) he is employed by the Company on the closing date of an Acquisition Event or (ii) has been involuntarily terminated by the Company without cause (as defined in the April SAR Agreement) within the 180-day period immediately preceding an Acquisition Event. All of the SARs are forfeited if Mr. Raina’s employment is terminated for any other reason prior to the closing date of an Acquisition Event.

In addition, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the April SAR Agreement provides that the Company’s Board of Directors (the “Board”) will determine annually whether a “shortfall” (as described below) exists as of the end of the immediately preceding fiscal year. In the event the Board determines that a shortfall exists, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, additional restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). Under the terms of the April SAR Agreement, a shortfall exists if: (A) the sum of (i) the number of common shares deemed to be owned by Mr. Raina as of the effective date of the April SAR Agreement, plus (ii) the number of SARs granted to Mr. Raina (including any Shortfall Grants), plus (iii) the number of shares underlying any previously granted Share Grant, was less than 20% of (B) the sum of (i) the number of SARs granted to Mr. Raina (including any Shortfall Grants), plus (ii) the number of outstanding shares reported by the Company in its audited financial statements as of the end of the immediately preceding fiscal year. Under the terms of the April SAR Agreement, if the Board elects to make a Shortfall Grant in respect of such shortfall, such SARs will be subject to the same terms and conditions as the SARs initially granted under the April SAR Agreement. If the Board elects to make a Share Grant in respect of such shortfall, such restricted shares or restricted stock units will have such terms and conditions as determined by the Board, but generally will follow the terms of the restricted shares or restricted stock units granted to other executives of the Company at or about the time of such Share Grant, but no Share Grant will vest more rapidly than one-third of such Share Grant prior to the first anniversary of the grant date, with the remainder vesting in eight equal quarterly installments following the first anniversary of the grant date. The April SAR Agreement also provides for the Company to make tax gross-up payments for excise taxes that would be imposed on Mr. Raina in respect of any payments (other than any payments with respect to any Share Grants) made in connection with a change in control of the Company under Section 4999 of the Internal Revenue Code.

On May 31, 2018, Plaintiffs filed a Verified Supplement to the Fourth Amended Complaint (the “Supplement”), which asserted three additional counts related to the April SAR Agreement, including: a claim seeking to declare the April SAR Agreement invalid (Count XI); a claim for breach of fiduciary duty for adopting the April SAR Agreement (Count XII); and a claim for breach of fiduciary duty for improperly adopting the SAR Agreement as an “anti-takeover device” (Count XIII). The Supplement sought declaratory relief, compensatory damages, interest, and attorneys’ fees and costs, among other things. On June 18, 2018, defendants moved to dismiss the claims asserted in the Supplement. Also on June 18, 2018, the Court entered a joint stipulation and order declaring the 2008 Certificate Amendment and Stock Dividend valid and effective pursuant to 8 Del. C. § 205 and subsequently dismissed Count VIII of the Fourth Amended Complaint on July 5, 2018.

On July 17, 2018, following briefing and argument, the Court issued an Order granting in part and denying in part defendants’ motions for summary judgment on all remaining counts of the Fourth Amended Complaint. The Court granted summary judgment as to all defendants on Counts I, IV, V, VI, VII, and X and denied summary judgment as to Counts II and III. The Court granted summary judgment as to certain defendants on Count IX, and granted in part and denied in part Count IX with respect to the Firm Clients. On July 24, 2018, Plaintiffs filed a motion for leave to file a second supplement to the Fourth Amended Complaint related to certain disclosures issued in connection with the Company’s 2018 annual meeting, which the Court denied at a pretrial conference held on August 15, 2018. On August 9, 2018, following briefing and argument, the Court issued a bench ruling granting in part and denying in part defendants’ motion to dismiss the Supplement. A three-day trial on all remaining claims was held on August 20, 21, and 23, 2018.

Following trial held on August 20, 21 and 23, 2018, and prior to the conclusion of post-trial briefing, on January 23, 2019, the Parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) pursuant to which the Parties agreed, subject to Final Approval (as defined in the Settlement Agreement) by the Court, to settle and resolve the Litigation pursuant to the terms set forth in the Settlement Agreement (the “Settlement”). The Settlement includes, among other things, the adoption and entry into an Amended Stock Appreciation Right Award Agreement (the “Amended SAR Agreement”) (set forth in Exhibit A to the Settlement Agreement), the implementation of certain governance measures (set forth in Exhibit B to the Settlement

Agreement), and the issuance of a Form 8-K describing the Settlement and terms thereof following the final approval of the Settlement (set forth in Exhibit C to the Settlement Agreement).

The Amended SAR Agreement was negotiated as part of the Litigation Settlement and will become effective upon Final Approval of the Litigation Settlement, and includes the following changes and modifications to the April SAR Agreement:

(a)	Mr. Raina will commit to continue to serve and not resign as the Company’s Chief Executive Officer for at least two years following Final Approval of the Litigation Settlement;

(b)
any shares paid, awarded or otherwise received by Mr. Raina as compensation after the effective date of the April SAR Agreement, including any shares received by Mr. Raina from the exercise of any options granted after the effective date of the April SAR Agreement or from the grant or vesting of any restricted shares or settlement of any restricted stock units granted after the effective date of the April SAR Agreement (but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants), will be excluded from the outstanding shares for purposes of the Board’s annual shortfall determination;

(c)
if an Acquisition Event occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause (as defined in the Amended SAR Agreement), 1,000,000 SARs will be deemed accrued and will be eligible to vest on the closing date of the Acquisition Event, which number will be increased by 750,000 SARs beginning on the first anniversary of Final Approval of the Litigation Settlement and each anniversary thereafter (subject in each case to Mr. Raina’s continued employment on each anniversary date), until 100% of the SARs (including any Shortfall Grants) have accrued and are eligible to vest on the closing date of an Acquisition Event that occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause; provided, however, that, (i) no additional SARs will accrue following the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, (ii) any accrued SARs will be forefeited if an Acquisition Event does not occur prior to the tenth anniversary of the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, and (iii) all of the SARs will be forfeited if Mr. Raina’s employment terminates for any other reason prior to the closing date of an Acquisition Event; and

(d)
The obligation of the Company to make tax gross-up payments for excise taxes that would be imposed on Mr. Raina in respect of any payments made in connection with a change in control of the Company will be eliminated.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Amended SAR Agreement.

Pursuant to a scheduling order entered by the Court on January 24, 2019 (the “Scheduling Order”), post-trial briefing is currently stayed, notice of the proposed Settlement was mailed and posted to a dedicated website on February 4, 2019 (the “Notice,” available at http://ebixstockholderlitigation.com), and a settlement approval hearing is scheduled to be held on April 5, 2019 (the “Settlement Hearing”). On February 25, 2019, Plaintiffs filed an opening brief in support of the settlement and their application for a Fee Award (as defined in the Settlement Agreement), in which Plaintiffs and their counsel seek an award of attorneys’ fees of $25 million plus expenses of $952 thousand. Pursuant to the Settlement Agreement, all such attorneys’ fees and expenses that are awarded by the Court shall be paid solely by Ebix or its insurance carriers, and from no other source, within twenty (20) business days of entry of an order approving such award. Pursuant to the Scheduling Order, any objections to the Settlement and/or Plaintiffs’ counsel’s application for fees and expenses and any responses thereto are scheduled to be filed no later than eighteen (18) calendar days and seven (7) calendar days, respectively, prior to the Settlement Hearing. Defendants believe that the claims asserted in the Litigation are without merit and, if for any reason the Settlement is not fully and finally approved upon the terms and conditions set forth in the Settlement Agreement, intend to vigorously defend against them.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2018 the principal market for the Company’s common stock was the Nasdaq Global Capital Market. The Company’s common stock trades under the symbol “EBIX.”
Holders
     As of February 26, 2019, there were 30,546,212 shares of the Company’s common stock outstanding. As of February 26, 2019, there were 124 registered holders of record of the Company’s common stock.
Dividends

While the Board of Directors intends to continue to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects.
Sales or Issuances of Unregistered Securities
None
Recent Repurchases of Equity Securities
As provided for under previous Board authorized share repurchase plans, throughout 2018 the Company repurchased 996,773 shares of our common stock for a total aggregate purchase price of $49.6 million.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix in the fourth quarter of the fiscal period ended December 31, 2018, as part of our publicly announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
Period

October 1, 2018 to October 31, 2018	229,139	229,139	$57.72	$118,408,930
November 1, 2018 to November 30, 2018	94,512	94,512	$53.72	$113,331,841
December 1, 2018 to December 31, 2018	643,122	643,122	$45.23	$84,240,837
Total	966,773	966,773		$84,240,837

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

(3)	As of December 31, 2018 there were 200,000 shares totaling $8.8 million of share repurchases that were not settled until January 2019.

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the Nasdaq Stock Market (U.S.) stock index and the Nasdaq Computer Index. The following graph assumes the investment of $100 on December 31, 2013, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
EBIX, INC.	$100	$118	$230	$402	$561	$303
NASDAQ STOCK MARKET (U.S.)	$100	$113	$120	$129	$165	$159
NASDAQ COMPUTER	$100	$120	$127	$143	$198	$191

Item 6. SELECTED FINANCIAL DATA
The following data for fiscal years 2018, 2017, 2016, 2015, and 2014 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

Consolidated Financial Highlights

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(In thousands, except per share amounts)
Results of Operations:
Revenue	$497,826	$363,971	$298,294	$265,482	$214,321
Operating income	152,979	113,221	100,281	88,714	79,672
Net income from continuing operations	$93,139	$100,618	$93,847	$79,533	$63,558
Net income per share:
Basic	$2.97	$3.19	$2.88	$2.29	$1.68
Diluted	$2.95	$3.17	$2.86	$2.28	$1.67
Shares used in computing per share data:
Basic	31,393	31,552	32,603	34,668	37,809
Diluted	31,534	31,719	32,863	34,901	38,040
Cash dividend per common share	$0.30	$0.30	$0.30	$0.30	$0.30
Financial Position:
Total assets	$1,610,947	$1,113,013	$803,755	$675,989	$634,311
Short-term debt	19,053	14,500	12,500	600	943
Long-term debt	700,709	385,779	260,279	206,465	121,065
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$544,437	$533,759	$438,636	$408,971	$432,221

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
OVERVIEW

Ebix endeavors to provide on-Demand software and e-commerce services to the insurance, financial, healthcare and e-learning industries. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also, providing Software-as-a-Service ("SaaS") enterprise solutions in the area of CRM, front-end & back-end systems, outsourced administrative and risk compliance, across the world. The P&C exchanges operate primarily in Australia, New Zealand and the United Kingdom. With a "Phygital” strategy that combines 320,000 physical distribution outlets in many (“ASEAN”) countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, Forex, travel, pre-paid & gift cards, utility payments, lending, wealth management etc., in India. The Company’s Forex Exchange has a dominant market share of India’s airport Foreign Exchange business encompassing 32 international airports like Delhi, Mumbai, Bangalore, Hyderabad, Chennai and Kolkata International airports, while conducting over $4.8 Billion in gross transaction value per annum. EbixCash’s inward remittance business in India conducts gross annual remittance of approximately $5 billion annually, while having an undisputed leadership position in the Indian markets. EbixCash, through its travel portfolio of Via and Mercury, is also one of Southeast Asia’s leading travel exchanges with over 2,200+ employees, 212,450+ agent network, 25 branches and 9800+ corporate clients; processing an estimated $2.5 Billion in GMV annually. Through its various SaaS-based software platforms, Ebix employs thousands of domain-specific technology professionals to provide products, support and consultancy to thousands of customers on six continents.

Ebix provides application software products for the insurance industry including carrier systems, agency systems and exchanges, as well as custom software development. Approximately 83% of the Company’s revenues are recurring. Rather than license our products in perpetuity, we typically either license them for a few years with ongoing support revenues or license them on a limited term basis using a subscription hosting or Application Service Provider ("ASP") model. Our goal is to be the leading powerhouse of back-end insurance transactions in the world. During 2018, combined subscription-based and transaction-based revenues increased by $135 million to $412 million, while as a percentage of the Company's total revenues increased to 83% in 2018, as compared to 76% 2017. In 2018 subscription based revenues decreased $18 million to $184 million, and as a percentage of the Company's total revenues decreased to 37% in 2018, as compared to 55% in the year 2017.
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
The key performance indicators for the twelve months ended December 31, 2018, 2017 and 2016 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(Dollar amounts in thousands except per share data)	2018	2017	2016
Revenue	$497,826	$363,971	$298,294
Revenue growth	37%	22%	12%
Operating income	$152,979	$113,221	$100,281
Operating margin	31%	31%	34%
Net income attributable to Ebix, Inc.	$93,139	$100,618	$93,847
Diluted earnings per share	$2.95	$3.17	$2.86
Cash provided by operating activities	$89,869	$76,807	$86,571

RESULTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
Operating revenue:	$497,826	$363,971	$298,294
Operating expenses:
Costs of services provided	168,415	129,494	85,128
Product development	39,078	33,854	32,981
Sales and marketing	17,587	16,303	17,469
General and administrative, net (see Note 1)	108,475	59,976	51,689
Amortization and depreciation	11,292	11,123	10,746
Total operating expenses	344,847	250,750	198,013
Operating income	152,979	113,221	100,281
Interest income (expense), net	(26,665)	(11,672)	(5,525)
Other non-operating income	60	—	1,162
Foreign exchange gain (loss), net	(792)	1,811	13
Income before taxes	125,582	103,360	95,931
Income tax expense	(32,501)	(777)	(1,637)
Net income including noncontrolling interest	$93,081	$102,583	$94,294
Net income attributable to noncontrolling interest	(58)	$1,965	$447
Net income attributable to Ebix, Inc.	$93,139	$100,618	$93,847

TWELVE MONTHS ENDED DECEMBER 31, 2018 AND 2017
Operating Revenue
The Company derives its revenues primarily from professional and support services, which includes subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, revenue generated from software development projects and associated fees for consulting, implementation, training, and project management provided to customers using our systems, and business process outsourcing revenue. Additionally, through the Company’s EbixCash Financial exchange portfolio we derive revenue from domestic & international money remittance, foreign exchange (Forex), travel, pre-paid & gift cards, utility payments, lending, wealth management, etc. in India and other markets. Ebix’s revenue streams come from four product channels. Presented in the table below is the breakout of our revenues for each of those product channels for the years ended December 31, 2018 and 2017.

	For the Year Ended December 31,
(dollar amounts in thousands)	2018	2017
Exchanges	$396,457	$259,470
Broker P&C Systems	14,379	14,674
RCS	79,976	86,832
Carrier P& C Systems	7,014	2,995
Totals	$497,826	$363,971

During the twelve months ended December 31, 2018 our total revenue increased $133.9 million, or 36.8%, to $497.8 million compared to $364.0 million in 2017. The Company leverages product cross-selling opportunities across all channels, as facilitated by our operating philosophy and business acquisition strategy. With respect to business acquisitions completed during the fiscal years 2018 and 2017 on a pro forma basis, as disclosed in the table in Note 4 “Pro Forma Financial Information” to the enclosed Consolidated Financial Statements, combined pro forma revenues decreased $21.5 million or 3.6% to $584.1 million for the year 2018 from the $605.6 million of pro forma revenue for the year 2017, whereas there was a 36.8% increase in reported revenues for the same comparative periods. The cause for the difference between the 36.8% increase in reported 2018 revenue versus 2017 revenue, as compared to the 3.6% decrease in 2018 pro forma versus 2017 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2018 and 2017, specifically Pearl, Weizmann, Lawson, Business Travels, Routier, AHA Taxis, Miles, Leisure Corp, Mercury, Indus, Smartclass, Centrum, Transcorp, ItzCash, YouFirst, Wall Street, Paul Merchants,Via and beBetter, with the Company's pre-existing operations. The 2018 and 2017 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2017, whereas the Company's reported financial statements for 2018 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only eleven months of Transcorp, nine months of Centrum, nine months of Smartclass, six months of Indus, six months of Mercury, six months of Leisure Corp, five months of Miles, three months of Routier, three months of Global Business Travels, three months of AHA Taxis, one month of Pearl, one month of Weizmann and one month of Lawson. Similarly, the 2017 pro forma financial information below includes a full year of results for ItzCash, beBetter, YouFirst, Wall Street, Paul Merchants and Via as if they had been acquired on January 1, 2017, whereas the Company's reported financial statements for the 2017 includes only nine months of ItzCash, seven months of beBetter, four months of YouFirst, three months of Wall Street, two months of Paul Merchants, and two months of Via.

The pro forma analysis is based on the following premises:

•
2018 and 2017 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date is only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, has also been assigned to the acquired section of our business.

•
2017 pro forma revenues include revenues from some product lines whose sale was discontinued after the acquisition date and revenues from some customers whose contracts were discontinued. This is typically done for efficiency and/or competitive reasons.

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially adversely affected reported revenues. During each of the years 2018, 2017 and 2016 the change in foreign currency exchange rates increased (decreased) reported consolidated operating revenues by $(6.9) million, $2.1 million, and $(3.3) million, respectively.
The specific components of our revenue and the changes experienced during the past year are discussed immediately below.
Exchange division revenues increased by $137.0 million, or 53%, principally due to the full year impact of 2017 acquisitions in addition to acquisitions made in 2018.
Broker P&C Systems division revenue decreased by $295 thousand, or 2%.

Risk Compliance Solutions division revenues decreased by $6.9 million, or 8%, primarily due to a decline in our U.S. professional consulting services.
Carrier P&C Systems division revenues increased by $4.0 million, or 134%. Revenues in this division have increased due primarily to growth in the Australian markets.
Costs of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $38.9 million or 30%, from $129.5 million in 2017 to $168.4 million in 2018 and the Company's gross margin increased from 64.4% in 2017 to 66.2% in 2018. The increase in the Company's costs of services provided is due primarily to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the 2018 and 2017 business acquisitions of Via, YouFirst, ItzCash, Smartclass, Mercury and Leisure partially offset by reductions in our U.S. consulting salary costs, medical education costs, and a reduction of our e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses
The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. Product development expenses increased $5.2 million, or 15%, from $33.9 million in 2017 to $39.1 million in 2018. This increase is primarily due to costs associated with the operations of the recent acquisition of Indus.
Sales and Marketing Expenses
Sales and marketing expenses increased $1.3 million, or 8%, from $16.3 million in 2017 to $17.6 million in 2018. This increase is primarily due to costs associated with operations of recent acquisitions of SmartClass, Centrum and ItzCash and Indus.
General and Administrative Expenses
General and administrative expenses increased $48.5 million, or 81%, from $60.0 million in 2017 to $108.5 million in 2018 primarily due to costs associated with operations of recent acquisitions of Centrum, SmartClass, Via, Indus, YouFirst, Mercury, Miles and Leisure.
Amortization and Depreciation Expenses
Amortization and depreciation expenses slightly increased to $11.3 million in 2018 from $11.1 million in 2017.
Interest Income
Interest income decreased $1.3 million, or 75%, from $1.7 million in 2017 to $436 thousand in 2018.
Interest Expense
Interest expense increased $13.7 million, or 103% from $13.4 million in 2017 to $27.1 million in 2018. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 69% to $554.0 million during twelve months ending December 31, 2018 from $327.0 million during twelve months ending December 31, 2017, as well as an increase in the underlying average interest rate which increased to an average of 4.5% during twelve months ending December 31, 2018 versus 3.7% for the same twelve-month period in 2017.
Foreign Exchange Gain
Net foreign exchange loss of $792 thousand in 2018 consisted of $186 thousand of losses realized upon the settlement of certain transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency and $606 thousand of losses recognized upon the remeasurement of other transactions within our foreign operations that were denominated in a currency other than the subsidiary's functional currency.
Income Taxes
The Company recognized income tax expense of $32.5 million in 2018 compared to $777 thousand of income tax expense in 2017, representing an increase of $31.7 million. Our effective tax rate increased to 25.9% in 2018, compared with 0.8% in 2017, substantially on account of recording of one-time tax liability on account of Transition tax and true up of related tax attributes resulting from enactment of the TCJA, which has been shown as prior year transaction tax and related true-ups. Excluding this, the remaining increase in the effective tax rate has been primarily on account of Global Intangible Low-taxed Income (“GILTI”) tax, becoming applicable on the Company from enactment of TCJA. The Company completed its tax accounting for the TCJA during Q4 2018 and recorded a one-time tax adjustment of $24.5 million on account of transition tax and true-up of related tax attributes.
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2018 are as follows:

(dollar amounts in thousands)	Pre-tax income	Statutory tax rate
United States	(36,202)	21.0%
Canada	335	26.5%
Brazil	5,403	34.0%
Australia	2,852	30.0%
Singapore	467	17.0%
New Zealand	90	28.0%
India	43,705	34.6%
Mauritius	14,161	3.0%
United Kingdom	1,480	19.0%
Sweden	5,398	22.0%
Thailand	62	20.0%
Dubai	87,830	—%
Total	125,581

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

	For the Year Ended December 31,
(dollar amounts in thousands)	2017	2016
Exchanges	$259,470	$206,427
Broker P&C Systems	14,674	14,105
RCS	86,832	74,196
Carrier P&C Systems	2,995	3,566
Totals	$363,971	$298,294

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
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2017 are as follows:

(dollar amounts in thousands)	Pre-tax income	Statutory tax rate
United States	(13,355)	34.0%
Canada	827	26.9%
Brazil	3,548	34.0%
Australia	2,695	30.0%
Singapore	(2,770)	17.0%
New Zealand	(588)	28.0%
India	19,279	34.6%
Mauritius	(25)	3.0%
United Kingdom	2,615	19.0%
Sweden	6,485	22.0%
Thailand	56	20.0%
Dubai	84,593	0%
Total	103,360

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
We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, or the development of new products or services. During 2019, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, strategic business acquisitions, and new product development initiatives and service offerings.
Our cash and cash equivalents were $147.8 million and $63.9 million at December 31, 2018 and 2017, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, restricted cash, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of February 25, 2019 is presented in the table below (figures denominated in thousands):

Cash and ST investments
United States	6,204
Canada	892
Latin America	3,082
Australia	4,942
Singapore	5,595
New Zealand	850
India	71,162
Mauritius	72
Philippines	7,282
Indonesia	3,362
Europe	3,704
Sweden	—
Dubai	370
Total	107,517

Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes and minimum alternative tax obligations in the U.S. and India, future cash outlays for income taxes are expected to exceed our current income tax expense, but will not materially impact the Company’s liquidity position. Beginning in 2009, we were granted a 100% tax holiday for certain of our Indian operations, which was in effect until March 31, 2014 and March 31, 2015 for some of our locations and continues until March 31, 2020 for other locations. When these tax holidays expire, these locations become 50% taxable for an additional five years. The impact of this tax holiday decreased our non-US income tax expense by $4.3 million and $2.9 million for 2018 and 2017, respectively.

The Company’s consolidated worldwide effective tax rate is relatively low because of the effect of conducting significant operations in certain foreign jurisdictions, specifically India and Dubai, where we have tax holidays or tax concessions.
    Our current ratio decreased to 1.35 at December 31, 2018 from 1.72 at December 31, 2017, and our working capital position increased to $110.0 million at December 31, 2018 as compared to $106.0 million at the end of 2017. The increase in our short-term liquidity position is primarily due to the following factors: (a) a $89.5 million increase in cash, cash equivalents, and short-term investments balances, (b) a $56.5 million increase in trade accounts receivable associated with the continued growth of our business and acquisitions, (c) a $80.4 million increase in other current liabilities primarily due to India Acquisition Consideration Contingencies, (d) a $55.1 million increase in trade accounts payable associated with the continued growth of our business and acquisitions, (e) a $13.0 million increase in deferred revenue primarily due to the 2018 adoption of Topic 606 and our recent acquisitions. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue to meet its cash obligations and to fund its current liabilities from current assets, including available cash balances.

Business Acquisitions & Related Transactions

The Company executes strategic business acquisitions in combination with organic growth initiatives as part of its expansion and growth strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.

During the year ended December 31, 2018 the Company completed thirteen business acquisitions, as follows:

Effective December 1, 2018 Ebix entered into an agreement to acquire 74.84% controlling stake in India based Weizmann for $63.1 million. Ebix also made a 90-day time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018 Ebix acquired the assets of India based Pearl, a provider of a comprehensive range of B2B and B2C travel services under the brand name ‘Sastiticket’, ranging from domestic and international ticketing, incentives travel, leisure products, luxury holidays, and travel documentation for $3.4 million and same has been integrated with Ebix Travels’ operations, which has brought in operational synergies and certain redundancies for the acquired operations . The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018 Ebix acquired India based Lawson, a B2B provider of travel services and international ticketing, for $2.7 million and same has been integrated with Ebix Travels’ operations to bring in operational synergies and wider country wide footprint. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective October 1, 2018 Ebix acquired a 70% stake in India based AHA Taxis, a platform for on-demand inter-city cabs in India for $310 thousand. AHA Taxis focuses its attention on Corporate and Consumer inter-city travel primarily, with a network of thousands of registered AHA Taxis.

Effective October 1, 2018 Ebix acquired a 67% stake in India based Routier, a marketplace for trucking logistics for $413 thousand.

Effective October 1, 2018 Ebix acquired the assets of India based Business Travels to for $1.1 million and same has been integrated with Ebix Travels’ operations to expand the wholesale travel and consolidation business.. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective August 1, 2018 Ebix entered into an agreement to acquire India based Miles, a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition..

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Leisure for approximately $2.1 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business has been integrated into EbixCash’s existing Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018 Ebix entered into an agreement to acquire India based Indus, a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition.

Effective April 1, 2018 Ebix entered into an agreement to acquire India based Centrum, a leader in India’s Foreign Exchange Operations markets for approximately $179.5 million. This acquisition was completed in June 2018. Subsequently, Centrum has been renamed as Ebixcash World Money and has been tightly integrated into Ebix’s Financial Exchange ‘EbixCash’ offerings in India and abroad, with key business executives of Foreign Exchange Operations becoming an integral part of the combined EbixCash senior leadership.

Effective April 1, 2018 Ebix entered into an agreement to acquire a 60% stake in India based Smartclass, a leading e-learning Company engaged in the business of education services, development of education products, and implementation of education solutions for K-12 Schools Schools through its E-Learning Venture. Under the terms of the agreement Ebix paid $8.6 million in cash for its stake in Smartclass.
Effective February 1, 2018 Ebix acquired the MTSS Business of Transcorp, for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities. MTSS operations of Transcorp has been consolidated with EbixCash’s MTSS operations resulting in operational synergies and certain redundancies to the combined operation.

During the year ended December 31, 2017 the Company completed six business acquisitions, as follows:

Effective November 1, 2017 Ebix acquired Via, a recognized leader in the travel space in India and an omni-channel online travel and assisted e-commerce exchange exchange with presence in India, Middle East and South East Asia. Ebix acquired Via for upfront cash consideration in the amount $78.8 million plus possible future contingent payments of up to $2.3 million based on any potential claims made by tax authorities over the subsequent twelve month period following the effective date of the acquisition, of which was not achieved after this period and $2.0 million based on the receipt of refunds pertaining to certain advance tax payments and withholding taxes, both of which are included in Other current liabilities in the Company's Consolidated Balance Sheet.

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

Effective June 1, 2017 Ebix acquired the assets of beBetter, a technology enabled corporate wellness provider that provides end-to-end wellness solutions offering a variety of tools and programs, including interactive platforms, health screening, coaching, tobacco cessation, weight and stress management, health information, and numerous other products and services. Ebix acquired the assets and intellectual property of beBetter for $1.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is zero as of December 31, 2018.

Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments was previously held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieved the minimum specified annual gross revenue threshold, which was achieved and paid during the third quarter of 2018. The Company has determined that the fair value of the contingent earn-out consideration is $15.4 million as of December 31, 2018.

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

    As cited in the above paragraphs, a significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The Company recognizes these potential obligations as contingent liabilities. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured regularly based on the then assessed fair value and adjusted if necessary. As of December 31, 2018, the total of these contingent liabilities was $24.98 million, of which $11.21 million is reported in long-term liabilities, and $13.77 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2017 the total of these contingent liabilities was $37.1 million.
Operating Activities
For the twelve months ended December 31, 2018 the Company generated $89.9 million of net cash flow from operating activities compared to $76.8 million for the year ended December 31, 2017, representing an increase of $13.1 million or 17%. The major sources of cash provided by our operating activities during 2018 included net income of $93.1 million, $(58) thousand of net income attributable to a non-controlling interest, net of $(13.0) million of deferred tax benefits, $11.3 million of depreciation and amortization, $2.8 million of non-cash share-based compensation, $2.2 million of amortization expense for capitalized software development costs, and $(5.7) million of working capital requirements primarily due to increased outstanding trade accounts receivables, deferred revenue and other assets.

For the twelve months ended December 31, 2017 the Company generated $76.8 million of net cash flow from operating activities compared to $86.6 million for the year ended December 31, 2016, representing a decrease of $9.8 million or 11%. The major sources of cash provided by our operating activities during 2017 included net income of $100.6 million, $2.0 million of net income attributable to a non-controlling interest, net of $(13.7) million of deferred tax benefits, $11.1 million of depreciation and amortization, $2.8 million of non-cash share-based compensation, $2.2 million of amortization expense for capitalized software development costs, and $(28.5) million of working capital requirements primarily due to increased outstanding trade accounts receivables.

Investing Activities

Net cash used for investing activities during the twelve months ended December 31, 2018 totaled $251.6 million and consisted of $232.6 million used for the acquisitions during the year (net of cash acquired), $3.8 million paid in connection with the fulfillment of earnout payment obligations from a prior business acquisition made in 2017, $10.4 million of capital expenditures mainly in India to support our growing operations, $5.7 million used and capitalized in connection with the development of software to be sold and marketed, and $4.1 million used to purchase marketable securities (specifically bank certificates of deposit). Partially offsetting these outflows was $5.0 million received from Paul Merchants for a 10% equity interest in Ebix’s combined international remittance business in India.

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
Financing Activities

Net cash provided by financing activities during the twelve months ended December 31, 2018 was $256.1 million, and primarily consisted of $150.0 million provided by the Company's revolving credit facility with Regions (net of payments and including accordion option), $175.5 million provided by the Company's term loan (including accordion option) with Regions. Partially offsetting this cash inflow was $40.8 million used to reacquire 797 thousand shares of the Company's common stock, $9.3 million used to pay quarterly dividends to the holders of our common stock, $10.0 million used to make scheduled payments against the Regions term loan, a $8.3 million short term loan to a third party, and $769 thousand used by overdraft facilities for our India operations.

Net cash provided by financing activities during the twelve months ended December 31, 2017 was $78.0 million, and primarily consisted of $120.5 million provided by the Company's revolving credit facility with Regions, $20.0 million provided by the Company's term loan accordion option with Regions, and $6.2 million provided by Via's, our recent India acquisition, overdraft facility with State bank of India. Partially offsetting this cash inflow was $45.7 million used to reacquire 796 thousand shares of the Company's common stock, $9.5 million used to pay quarterly dividends to the holders of our common stock, and $13.0 million used to make scheduled payments against the Regions term loan.
Commercial Bank Financing Facility

On November 27, 2018, Ebix entered into the Eighth Amendment (the “Eighth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $101.3 million of its aggregate $150 million accordion option, increasing the total Term Loan Commitment to $301.3 million from $250 million, with initial repayments starting December 31, 2018 due in the amount of $3.8 million for the first six quarters and increasing thereafter. The revolving credit facility increased from $400 million to $450 million. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.875%. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives.

On April 9, 2018 the Company and certain of its subsidiaries entered into the Seventh Amendment (the “Seventh Amendment”) to the Regions Secured Credit Facility increasing the permitted indebtedness in the form of unsecured convertible notes from $250 million to $300 million.

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement"). The Sixth Amendment amends the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank of the West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants. The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank of the West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co-syndication agents, BBVA Compass and Fifth Third Bank as co-documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint bookrunners. The new credit facility has the following key components: A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility also allows for up to $150 million of incremental facilities.

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

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment increased the total credit facility to $400 million from the prior amount of $240 million, and expanded the syndicated bank group to eleven participants by adding seven new participants which included PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement consisted of a five-year revolving credit component in the amount of $275 million, and a five-year term loan component in the amount of $125 million, with repayments of $3.13 million due each quarter, starting September 30, 2016. The Credit Agreement also contained an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million.
Effective October 14, 2015 the Company, in coordination with Regions as administrative agent and a joint lender, exercised the $50 million accordion feature in the Credit Agreement thereby expanding the total credit facility to $240 million. As part of this credit facility expansion, TD Bank, NA ("TD") was added to the syndication group expanding the syndicated group to five bank participants, which included Regions, MUFG Union Bank N.A., Fifth Third Bank, and Silicon Valley Bank as joint lenders. TD commitment level is $25 million.
On February 3, 2015, Ebix, Inc. and certain of its subsidiaries entered into the First Amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amended the Regions Credit Facility by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased by $90 million from the pre-existing limit of $50 million, increased the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and added Fifth Third Bank to the syndicated group, which included four participants, which included Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders.
At December 31, 2018, the outstanding balance on the revolving line of credit with Regions was $424.5 million and the facility carried an interest rate of 4.875%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2018, the average and maximum outstanding balances on the revolving line of credit were $318.9 million and $424.5 million, respectively, and the weighted average interest rate was 4.51%

At December 31, 2018, the outstanding balance on the term loan was $291.2 million of which $15.1 million is due within the next twelve months. This term loan also carried an interest rate of 4.875%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $15.1 million and $276.2 million respectively at December 31, 2018.

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2018. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Revolving line of credit	$424,537	$—	$—	$424,537	$—
Short and long-term debt	295,225	19,053	43,305	232,867	—
Operating leases	141,501	34,189	58,768	45,245	3,299
Future Purchase Agreements	406	406	—	—	—
Capital leases	533	266	185	82	—
Total	$862,202	$53,914	$102,258	$702,731	$3,299

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

RECENT ACCOUNTING PRONOUNCEMENTS - The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In August 2018 the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness Accounting Standards Codification (“ASC”) 820’s disclosure requirements. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In June 2018 the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not impact our consolidated financial position, results of operations or cash flows.

In February 2018, the FASB issued 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2018-02 did not impact our consolidated financial position, results of operations or cash flows.
In January 2017 the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business which amended the existing FASB ASC. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted. The adoption of ASU 2018-01 did not impact our consolidated financial position, results of operations or cash flows.
In November 2016 the FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230) Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company adopted the new guidance on January 1, 2018 with no material impact to its statement of cash flows. For the twelve months ended December 31, 2018 and 2017, the Company held $8.3 million and $4.0 million, respectively, in "Restricted cash" and $3.5 million and $2.9 million, respectively, in "Other long-term assets" of the Company's Condensed Consolidated Balance Sheet.
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
In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842). This new accounting guidance is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e., operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. For operating leases there will have to be the recognition of a lease liability and a lease asset for all such leases greater than one year in term. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 5 for the Company’s current lease commitments. We will adopt Topic 842 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, approximately between $140 million and $150 million of lease assets and liabilities will be recognized on our balance sheet upon adoption, primarily relating to real estate. We are substantially complete with our implementation efforts.

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

Financial exchange revenue is comprised of primarily transaction based fees, recognized at the completion of the transactions, for facilitating financial, travel, and transport transactions through our EbixCash network.  Financial and insurance transaction revenue is based on a percentage of payment value processed for inward and outward remittances, foreign exchange conversions, lending and wealth management, insurance, corporate and retail gift vouchers, and consumer payments.  Gift voucher revenue is recognized at full purchase value at time of sale with the corresponding cost of vouchers recorded under direct expenses.  Travel revenue is typically either a fixed or percentage fee for facilitating the booking for air, hotels, trains, buses, and cabs for both corporate and private travel along with event planning.  Travel revenue for the corporate MICE (Meetings, Incentives, Conferences, and Exhibitions) packages is recognized at full purchase value at the completion of the obligation with the corresponding costs recorded under direct expenses.  The transport transactions are focused on logistics for the trucking industry, bus management for local India governments, and inter-city cab management with revenue recorded at the full trip value and corresponding costs recorded as direct expenses.

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in those areas in the new revenue recognition standard.
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
The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method and applying the new standard to those contracts which were not completed as of January 1, 2018. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption resulted in a decrease to retained earnings, net of tax effect, of $8.8 million for the cumulative effect of applying the Topic 606. This decrease was principally driven by the deferral of certain services revenues associated with programming, setup, and implementation activities related to our SaaS offering and changes related to costs to obtain customers, including the related amortization period.
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

 The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2018 the goodwill residing in all four channels,  the Broker reporting unit , the Exchange  reporting unit, the RCS reporting unit, and the Carrier reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of all of these reporting units was found to be greater than their carrying value,  thus there was no impairment indicated. Key assumptions used in the fair value determinations for the groups were annual revenue growth rates of 5% to 9% for the RCS, Carrier and Broker units.The Exchange units growth rates used in the calculations varied from 10% to 14%. As of September 30, 2018 there was $80.8 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. During the years ended December 31, 2018, 2017, and 2016, we had no impairment of any our reporting unit goodwill balances.

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

On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA: establishes a flat corporate income tax rate of 21.0% on U.S. earnings; imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation; subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax); eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales; allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and reduces deductions with respect to certain compensation paid to specified executive officers.

In March 2018, the FASB Issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 118. ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the TCJA. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff had issued SAB No. 118 which allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. ASU 2018-05 became effective immediately and permitted companies to use provisional amounts for certain income tax effects of the TCJA during a one-year measurement period. The Transition Tax is based on the Company’s total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company did not recorded an amount for the Transition Tax expense in 2017, as they did not have the necessary information to determine a reasonable estimate to include as a provisional amount.The Company completed its tax accounting for the TCJA during Q4 2018 and recorded an adjustment of $24.53 million related to the transition tax after taking into consideration carried forward NOLs and other tax attributes available for set-off.
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
Quarterly Financial Information (unaudited):
The following is the unaudited quarterly financial information for 2018, 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Year Ended December 31, 2018
Total revenues	$108,230	$124,626	$128,643	$136,327
Gross profit	68,639	81,067	85,680	94,025
Operating income	33,896	38,315	39,238	41,530
Net income attributable to Ebix, Inc.	$26,208	$29,180	$29,242	$8,509
Net income per common share:
Basic	$0.83	$0.93	$0.93	$0.27
Diluted	$0.83	$0.92	$0.92	$0.27
Year Ended December 31, 2017
Total revenues	$79,103	$87,387	$92,800	$104,681
Gross profit	53,916	56,455	57,863	66,243
Operating income	25,690	26,539	27,911	33,081
Net income	26,427	23,434	24,184	26,573
Net income per common share:
Basic	$0.83	$0.74	$0.77	$0.84
Diluted	$0.83	$0.74	$0.76	$0.84
Year Ended December 31, 2016
Total revenues	$71,066	$72,574	$74,608	$80,046
Gross profit	51,464	51,995	52,183	57,524
Operating income	24,763	23,564	24,293	27,661
Net income	22,159	22,992	24,067	24,629
Net income per common share:
Basic	$0.67	$0.70	$0.74	$0.76
Diluted	$0.67	$0.70	$0.74	$0.76

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S., furthermore the functional currencies in our main India and Singapore offices is the U.S. dollar, and accordingly, a large portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, India, New Zealand, Great Britain, Canada, Brazil, Dubai, Singapore, Philippines, Indonesia, and United Arab Emirates where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2018 and 2017 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was an unrealized gain (loss) of $(39.4) million, and $9.7 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in a reduction to pre-tax income of approximately $15.8 million and $7.5 million for the years ended December 31, 2018 and 2017, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2018 the Company had $719.8 million of outstanding debt obligations which consisted of a $291.2 million term loan, a $424.5 million balance on our commercial banking revolving line of credit, a $1.8 million note due to IHC by the EbixHealth JV, and $2.2 million of previously existing debt pertaining to newly acquired Weizmann. The Company’s revolving line of credit bears interest at the rate of LIBOR + 2.25%, and stood at 4.875% at December 31, 2018. The Company is exposed to market risk in relation to this line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $3.8 million and $1.4 million for the years ending December 31, 2018 and 2017, respectively. The Company’s average cash balances and short term investments during 2018 were $146.4 million and its existing cash balances as of December 31, 2018 was $147.8 million and short term investments was $31.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $365 thousand and $478 thousand for the years ended December 31, 2018 and 2017, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See also the “Quarterly Financial Information” included under “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ebix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ebix, Inc. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended as of December 31, 2018, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

T R Chadha & Co LLP

We have served as the Company’s auditor since 2018.

New Delhi, India
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Ebix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ebix, Inc. and subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and related notes and accompanying financial statements listed in the index at item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
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

Cherry Bekaert LLP

We served as the Company’s auditor since 2008 until 2017.
Atlanta, Georgia
March 1, 2018

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands, except per share amounts)
Operating revenue:	$497,826	$363,971	$298,294

Operating expenses:
Costs of services provided	168,415	129,494	85,128
Product development	39,078	33,854	32,981
Sales and marketing	17,587	16,303	17,469
General and administrative, net (see Note 3)	108,475	59,976	51,689
Amortization and depreciation	11,292	11,123	10,746
Total operating expenses	344,847	250,750	198,013

Operating income	152,979	113,221	100,281
Interest income	436	1,711	1,851
Interest expense	(27,101)	(13,383)	(7,376)
Non-operating income (see Note 18)	60	—	1,162
Foreign currency exchange gain (loss)	(792)	1,811	13
Income before income taxes	125,582	103,360	95,931
Income tax provision	(32,501)	(777)	(1,637)
Net income including noncontrolling interest	$93,081	$102,583	$94,294
Net income (loss) attributable to noncontrolling interest (see Note 18)	(58)	1,965	447
Net income attributable to Ebix, Inc.	$93,139	$100,618	$93,847
Basic earnings per common share	$2.97	$3.19	$2.88
Diluted earnings per common share	$2.95	$3.17	$2.86
Basic weighted average shares outstanding	31,393	31,552	32,603
Diluted weighted average shares outstanding	31,534	31,719	32,863

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
Net income including noncontrolling interest	$93,081	$102,583	$94,294
Other comprehensive income (loss):
Foreign currency translation adjustments	(39,354)	9,654	(3,399)
Total other comprehensive income (loss)	(39,354)	9,654	(3,399)
Comprehensive income	$53,727	$112,237	$90,895
Comprehensive income attributable to noncontrolling interest (see Note 18)	(58)	1,965	447
Comprehensive income attributable to Ebix, Inc.	$53,785	$110,272	$90,448

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$147,766	$63,895
Short-term investments	31,192	25,592
Restricted cash	8,317	4,040
Fiduciary funds- restricted	6,491	8,035
Trade accounts receivable, less allowances of $6,969 and $4,143, respectively	174,340	117,838
Other current assets	59,274	33,532
Total current assets	427,380	252,932
Property and equipment, net	50,294	41,704
Goodwill	946,685	666,863
Intangibles, net	51,448	45,711
Indefinite-lived intangibles	42,055	42,055
Capitalized software development costs, net	11,742	8,499
Deferred tax asset, net	54,629	43,529
Other assets	26,714	11,720
Total assets	$1,610,947	$1,113,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$130,221	$75,073
Accrued payroll and related benefits	9,227	8,201
Cash overdraft	17,841	9,243
Fiduciary funds- restricted	6,491	8,035
Short term debt	3,990	—
Contingent liability for accrued earn-out acquisition consideration	13,767	4,000
Current portion of long term debt and capital lease obligation, net of deferred financing costs of $575 and $136, respectively	14,603	14,381
Deferred revenue	35,609	22,562
Current deferred rent	98	278
Other current liabilities	85,581	5,159
Total current liabilities	317,428	146,932
Revolving line of credit	424,537	274,529
Long term debt and capital lease obligation, less current portion, net of deferred financing costs of $1,811 and $298, respectively	274,716	110,978
Contingent liability for accrued earn-out acquisition consideration	11,209	33,096
Deferred revenue	9,051	1,423
Long term deferred rent	438	638
Deferred tax liability, net	1,282	—
Other liabilities	27,849	11,658
Total liabilities	1,066,510	579,254
Commitments and Contingencies, Note 6

Stockholders’ equity:
Convertible Series D Preferred stock, $.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—

Common stock, $.10 par value, 120,000,000 shares authorized, 30,567,725 issued and outstanding at December 31, 2018 and 31,476,428 issued and outstanding at December 31, 2017	3,057	3,148
Additional paid-in capital	3,397	1,410
Retained earnings	535,118	510,975
Accumulated other comprehensive loss	(63,377)	(24,023)
Total Ebix, Inc. stockholders’ equity	478,195	491,510
Noncontrolling interest (see Note 18)	66,242	42,249
Total stockholders' equity	$544,437	$533,759
Total liabilities and stockholders’ equity	$1,610,947	$1,113,013
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Treasury Stock Shares	Treasury Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrol-ling interest	Total
	(In thousands, except per share amounts)
Balance, January 1, 2016	33,416,110	$3,342	—	$—	$57,120	$378,787	$(30,278)	$—	408,971
Net income attributable to Ebix, Inc.	—	—	—	—	—	93,847	—	—	93,847
Net income attributable to noncontrolling	—	—	—	—	—	—	—	447	447
Cumulative translation adjustment	—	—	—	—	—	—	(3,399)	—	(3,399)
Exercise of stock options	72,379	7	—	—	817	—	—	—	824
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,794	—	—	—	2,794
Repurchase of common stock	(1,479,454)	(148)	—	—	(59,725)	(5,441)	—	—	(65,314)
Vesting of restricted stock	101,444	11	—	—	(11)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(17,185)	(3)	—	—	(995)	—	—	—	(998)
Recognized controlling ownership of joint venture	—	—	—	—	—	—	—	11,293	11,293
Cancellation of treasury shares	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	(9,829)	—	—	(9,829)
Balance, December 31, 2016	32,093,294	$3,209	—	$—	$—	$457,364	$(33,677)	$11,740	$438,636
Net income attributable to Ebix, Inc.	—	—	—	—	—	100,618	—		100,618
Net income attributable to noncontrolling	—	—	—	—	—	—	—	1,965	1,965
Cumulative translation adjustment	—	—	—	—	—	—	9,654	—	9,654
Exercise of stock options	3,500	—			52			—	52
Repurchase of common stock	(687,048)	(68)	—	—	(1,852)	(37,462)	—	—	(39,382)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,818	—	—	—	2,818
Vesting of restricted stock	72,816	7	—	—	(7)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(6,134)	—	—	—	(398)	—	—	—	(398)

Capital Contribution to joint venture, loans converted to capital contribution	—	—	—	—	797	—	—	766	1,563
Recognized controlling ownership of joint venture	—	—	—	—	—	—	—	27,778	27,778
Dividends paid	—	—	—	—	—	(9,545)	—	—	(9,545)
Balance, December 31, 2017	31,476,428	$3,148	—	$—	$1,410	$510,975	$(24,023)	$42,249	$533,759
Cumulative effect of accounting change (adoption of Topic 606), net of tax effect	—	—	—	—	—	(8,714)	—	—	(8,714)
Cumulative effect of accounting change (adoption of ASC 340-40), net of tax effect	—	—	—	—	—	(1,446)	—	—	(1,446)
Net income attributable to Ebix, Inc.	—	—	—	—	—	93,139	—	—	93,139
Net loss attributable to noncontrolling	—	—	—	—	—	—	—	(58)	(58)
Cumulative translation adjustment	—	—	—	—	—	—	(39,354)	—	(39,354)
Exercise of stock options	27,999	3	—	—	436	—	—	—	439
Repurchase of common stock	(996,773)	(100)	—	—	—	(49,520)	—	—	(49,620)
Deferred compensation and amortization related to options and restricted stock	—	—	—	—	2,811	—	—	—	2,811
Vesting of restricted stock	68,946	6	—	—	(6)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(8,875)	—	—	—	(467)	—	—	—	(467)
Recognized controlling ownership of joint venture	—	—	—	—	(787)	—	—	24,051	23,264
Dividends paid	—	—	—	—	—	(9,316)	—		(9,316)
Balance, December 31, 2018	30,567,725	$3,057	—	$—	$3,397	$535,118	$(63,377)	$66,242	$544,437
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(in thousands)
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$93,139	$100,618	$93,847
Net income (loss) attributable to noncontrolling interest	(58)	1,965	447
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,292	11,123	10,746
Provision for doubtful accounts	3,571	1,713	1,515
Provision for deferred taxes, net of acquisitions and effects of currency translation	(13,043)	(13,667)	(6,410)
Unrealized foreign exchange losses	606	1,387	32
Gain on investment interest in IHC/Ebix joint venture	—	—	(1,162)
Amortization of capitalized software development costs	2,233	2,175	1,116
Share-based compensation	2,811	2,818	2,794
Reduction of acquisition earn-out contingent liability	(1,391)	(164)	(1,344)
Reduction of rent expense as a result of purchase accounting adjustment	—	(948)	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	(10,810)	(34,245)	(12,659)
Other assets	(8,486)	(2,133)	1,789
Accounts payable and accrued expenses	6,539	8,906	(3,703)
Accrued payroll and related benefits	(788)	(3,979)	170
Deferred rent	(360)	(413)	(234)
Reserve for potential uncertain income tax return positions	149	5,879	490
Other liabilities	13,205	252	(3,039)
Deferred revenue	(8,740)	(4,480)	2,176
Net cash provided by operating activities	89,869	76,807	86,571
Cash flows from investing activities:
Investment in Transcorp, net of cash acquired	(6,554)	—	—
Investment in Centrum, net of cash acquired	(176,137)	—	—
Investment in SmartClass, net of cash acquired	(7,593)	—	—
Cash received from Paul Merchants for 10% stake in MTSS	4,996	—	—
Investment in Indus, net of cash acquired	(24,261)	—	—
Investment in Mercury, net of cash acquired	(11,356)	—	—
Investment in Miles, net of cash acquired	(17,721)	—	—
Investment in Leisure, net of cash acquired	(1,304)	—	—
Investment in AHA Taxis, net of cash acquired	(71)	—	—
Investment in Routier, net of cash acquired	(413)	—	—
Investment in Weizmann, net of cash acquired	12,886	—	—
Investment in Lawson, net of cash acquired	381	—	—
Investment in Business Travels, net of cash acquired	(414)	—	—
Payment of acquisition earn-out contingency, ItzCash	(3,831)	—	—
Investment in Paul Merchants	—	(37,398)	—

Investment in Via, net of cash acquired	—	(67,835)	—
Investment in Wall Street	—	(6,970)	—
Investment in YouFirst, net of cash acquired	—	(9,657)	—
Investment in beBetter	—	(1,000)	—
Investment in ItzCash, net of cash acquired	—	(69,301)	—
Payment of acquisition earn-out contingency, Qatarlyst	—	(1,921)	—
Investment in Hope Health	—	—	(1,643)
Investment in Wdev, net of cash acquired	—	—	(6,320)
Investment in EbixHealth JV, net of cash acquired	—	—	(696)
Maturities (purchases) of marketable securities	(4,087)	1,201	(2,115)
Capitalized software development costs	(5,745)	(2,805)	(3,988)
Capital expenditures	(10,366)	(7,385)	(5,977)
Net cash used in investing activities	(251,590)	(203,071)	(20,739)
Cash flows from financing activities:
Proceeds from / (Repayment) to line of credit, net	150,008	120,500	(52,436)
Proceeds from term loan	175,500	20,000	125,000
Principal payments on term loan obligation	(10,016)	(13,000)	(6,250)
Short term loan to a third party	(8,341)	—	—
Cash overdraft	(769)	6,162	—
Repurchase of common stock	(40,820)	(45,732)	(59,784)
Payments of long term debt	(80)	—	(600)
Payments for capital lease obligations	(6)	(11)	(5)
Proceeds from exercise of common stock options	439	52	824
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(467)	(398)	(998)
Dividends paid	(9,316)	(9,545)	(9,829)
Net cash provided (used) by financing activities	256,132	78,028	(4,078)
Effect of foreign exchange rates on cash and cash equivalents	$(5,689)	$2,162	$(1,992)
Net change in cash and cash equivalents, and restricted cash	88,722	(46,074)	59,762
Cash and cash equivalents, and restricted cash at the beginning of the year	$70,867	$116,941	$57,179
Cash and cash equivalents, and restricted cash at the end of the year	$159,589	$70,867	$116,941
Supplemental disclosures of cash flow information:
Interest paid	25,690	12,552	7,219
Income taxes paid	10,149	10,426	16,634
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:

As of December 31, 2018 $70.5 million of the upfront cash consideration of Weizmann, AHA Taxis, Business Travels, Pearl International Tours & Travels, and Lawson remained unfunded and is included in Other current liabilities in the Company's Consolidated Balance Sheet, see Note 12.
During 2018 there were 8,875 shares, totaling $467 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
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
As of December 31, 2018 there were 200,000 shares totaling $8.8 million of share repurchases that were not settled until January 2019.
As of December 31, 2016 there were 109,475 shares totaling $6.4 million of share repurchases that were not settled until January 2017.

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure Exchanges to the insurance, financial, and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing SaaS enterprise solutions in the area of CRM, front-end & back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many ASEAN countries to a Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, foreign exchange (Forex), travel, pre-paid & gift cards, utility payments, lending, and wealth management in India and other markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom, Brazil, Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 60.4%, 41.8%, and 28.4% of the Company’s total revenue in 2018, 2017, and 2016, respectively.
The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2018	2017	2016
Exchanges	$396,457	$259,470	$206,427
Broker P&C Systems	14,379	14,674	14,105
RCS	79,976	86,832	74,196
Carrier P&C Systems	7,014	2,995	3,566
Totals	$497,826	$363,971	$298,294

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
Short-term Investments—The Company’s primary short-term investments consist of certificates of deposits with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $31.2 million and $25.6 million at December 31, 2018 and 2017, respectively.
  Restricted Cash— The carrying value of our restricted cash was $8.3 million and $4.0 million at December 31, 2018 and 2017, respectively. The balances consist of upfront cash consideration and possible future contingent earn-out payments held in escrow accounts contingent upon acquired business' achieving the minimum specified annual net revenue thresholds, which if not achieved would result in said funds being returned to Ebix and fixed deposits pledged with banks for issuance of bank guarantees and letters of credit in our India operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	For the Year Ended
	December 31,
(In thousands)	2018	2017	2016
Cash and cash equivalents	147,766	63,895	114,118
Restricted cash	8,317	4,040	—
Restricted cash included in other long-term assets	3,506	2,932	2,823
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$159,589	$70,867	$116,941
Fiduciary Funds - Restricted—Due to the EbixHealth JV being a third party administrator (“TPA”), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit of various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $6.5 million, are recorded as an asset and offsetting fiduciary funds - restricted liability.
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
As of December 31, 2018 and 2017 the Company has the following financial instruments to which it had to consider fair values and had to make fair assessments:

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2018 and 2017 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, capital lease obligations, and debt under the credit facility with Regions Bank. The estimated fair value of such instruments at December 31, 2018 and 2017 reasonably approximates their carrying value as reported on the consolidated balance sheets.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($681 thousand is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$26,714	$26,714	$—	$—
Mutual Funds	5,159	5,159	—	—
Total assets measured at fair value	$31,873	$31,873	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	24,976	—	—	24,976
Total liabilities measured at fair value	$24,976	$—	$—	$24,976

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2018 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($2.19 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$22,293	22,293	—	—
Mutual Funds ($785 thousand recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$6,278	6,278	—	—
Total assets measured at fair value	$28,571	$28,571	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	37,096	—	—	37,096
Total liabilities measured at fair value	$37,096	$—	$—	$37,096

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2018	Balance at December 31, 2017
	(in thousands)

Beginning balance	$37,096	8,510

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(1,391)	(164)
Reductions recorded against goodwill	(13,718)	(4,007)
Foreign currency translation adjustments ***	(1,620)	522

Acquisitions and settlements
Business acquisitions	8,440	34,156
Settlements	(3,831)	(1,921)

Ending balance	$24,976	$37,096

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(1,391)	$—

** recorded as a component of reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(in thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, ItzCash, Indus and Miles acquisitions)	$24,976	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(in thousands)	Fair Value at December 31, 2017	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev and ItzCash acquisitions)	$37,096	Discounted cash flow	Expected future annual revenue streams and probability of achievement
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

Financial exchange revenue is comprised of primarily transaction based fees, recognized at the completion of the transactions, for facilitating financial, travel, and transport transactions through our EbixCash network.  Financial and insurance transaction revenue is based on a percentage of payment value processed for inward and outward remittances, foreign exchange conversions, lending and wealth management, insurance, corporate and retail gift vouchers, and consumer payments.  Gift voucher revenue is recognized at full purchase value at time of sale with the corresponding cost of vouchers recorded under direct expenses.  Travel revenue is typically either a fixed or percentage fee for facilitating the booking for air, hotels, trains, buses, and cabs for both corporate and private travel along with event planning.  Travel revenue for the corporate MICE (Meetings, Incentives, Conferences, and Exhibitions) packages is recognized at full purchase value at the completion of the obligation with the corresponding costs recorded under direct expenses.  The transport transactions are focused on logistics for the trucking industry, bus management for local India governments, and inter-city cab management with revenue recorded at the full trip value and corresponding costs recorded as direct expenses.

Deferred revenue includes payments or billings that have been received or made prior to performance and, in certain cases, cash collections and primarily pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $10.2 million and $5.2 million of deferred revenue were included in billed accounts receivable at December 31, 2018 and 2017, respectively.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in those areas in the new revenue recognition standard.
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
The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective method and applying the new standard to those contracts which were not completed as of January 1, 2018. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption resulted in a decrease to retained earnings, net of tax effect, of $8.8 million for the cumulative effect of applying the Topic 606. This decrease was principally driven by the deferral of certain services revenues associated with programming, setup, and implementation activities related to our SaaS offering and changes related to costs to obtain customers, including the related amortization period.

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

	Impact of Change in Accounting Policy
(In thousands)	As Reported December 31, 2017	Adjustments	Adjusted January 1, 2018
Other Current Assets	33,532	$898	$34,430
Current Assets	252,932	898	253,830
Deferred tax asset, net	43,529	2,843	46,372
Other Assets	11,720	1,502	13,222
Total Assets	1,113,013	5,243	1,118,256
Current Deferred Revenue	22,562	5,124	27,686
Current Liabilities	146,932	5,124	152,056
Long Term Deferred Revenue	1,423	8,921	10,344
Total Liabilities	579,254	14,045	593,299
Retained Earnings	510,975	(8,802)	502,173

The following tables present the impact of adopting Topic 606 on the Company’s unaudited consolidated financial statements as of and for the year ended December 31, 2018:

	Impact of Change in Accounting Policy
	As Reported For the Year Ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Condensed Consolidated Statement of Income	(In thousands)
Operating Revenue	$497,826	$(538)	$497,288
Costs of Services Provided	168,415	(134)	168,281
Total Operating Expenses	344,847	(134)	344,713
Operating Income	152,979	(404)	152,575
Income before income taxes	125,582	(404)	125,178
Income tax (expense) benefit	(32,501)	99	(32,402)
Net income including non-controlling interest	93,081	(305)	92,776
Net income attributable to Ebix, Inc.	93,139	(305)	92,834
Basic earnings per common share attributable to Ebix, Inc.	2.97	(0.01)	2.96
Diluted Earnings per common share attributable to Ebix, Inc.	2.95	(0.01)	2.94

	As Reported December 31, 2018	Adjustments	Balances without adoption of Topic 606
Condensed Consolidated Balance Sheet	(In thousands)
Other current assets	$59,274	$(862)	$58,412
Total current assets	427,380	(862)	426,518
Deferred tax asset, net	54,629	(1,811)	52,818
Other assets	26,714	(1,376)	25,338
Total assets	1,610,947	(4,049)	1,606,898
Current Deferred Revenue	35,609	(4,792)	30,817
Total current liabilities	317,428	(4,792)	312,636
Long Term Deferred Revenue	9,051	(7,530)	1,521
Total liabilities	1,066,510	(12,322)	1,054,188
Retained earnings	535,118	8,273	543,391

	As Reported for the Year Ended December 31, 2018	Adjustments	Balances without adoption of Topic 606
Condensed Consolidated Statement of Cash Flows	(In thousands)
Net income attributable to Ebix, Inc.	$93,139	$(305)	$92,834
Other assets	(8,486)	(134)	(8,620)
Deferred Revenue	(8,740)	1,723	(7,017)
Net cash provided by operating activities	89,869	1,284	91,153

Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product channels for the years ended December 31, 2018 , 2017 and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	in thousands
United States	$196,984	$211,895	$213,516
Canada	5,611	7,522	6,328
Latin America	19,866	21,128	8,179
Australia	35,770	34,366	31,156
Singapore*	7,674	6,330	5,848
New Zealand	2,015	1,933	1,903
India*	196,372	61,857	14,153
Europe	15,387	17,062	17,211
Indonesia*	7,482	1,055	—
Philippines*	6,483	623	—
United Arab Emirates*	1,042	200	—
Mauritius*	3,140	$—	$—
	$497,826	$363,971	$298,294

*India led businesses, except for portion of Singapore which is not part of EbixCash and United Arab Emirate long-lived assets pertain to intellectual property research and development activities located in Dubai which is not part of EbixCash either. Total revenue in the fourth quarter of 2018 for India led businesses was $65.9 million.

The Company’s revenues are derived from four product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2018 , 2017 and 2016.

	For the Year Ended
	December 31,
(dollar amounts in thousands)	2018	2017	2016
Exchanges	396,457	259,470	206,427
Broker P&C Systems	14,379	14,674	14,105
RCS	79,976	86,832	74,196
Carrier P&C Systems	7,014	2,995	3,566
Totals	$497,826	$363,971	$298,294

(1) Prior period amounts have not been adjusted under the modified retrospective method.

Costs to Obtain and Fulfill a Contract
The Company capitalizes certain costs in order to maintain the ability to obtain and fulfill new contracts and contract renewals. These costs are primarily related to the setup and customization of our SaaS based platforms and such costs are amortized over the benefit period. Under our treatment prior to implementing Topic 606, these costs were expensed as incurred. As of December 31, 2018 the Company had $862 thousand of contract costs in “Other current assets” and $1.4 million in “Other Assets” on the Company's Condensed Consolidated Balance Sheets.

(In thousands)	December 31, 2018
Balance, beginning of period	$—
Topic 606 adjustment	2,401
Adjusted beginning balance	$2,401
Costs recognized from adjusted beginning balance	(898)
Additions, net of costs recognized	735
Balance, end of period	$2,238

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

(In thousands)	December 31, 2018
Balance, beginning of period	$23,985
Topic 606 adjustment	14,045
Adjusted beginning balance	$38,030
Revenue recognized from adjusted beginning balance	(21,697)
Additions from business acquisitions	16,273
Additions, net of revenue recognized and currency translation	12,054
Balance, end of period	$44,660
Revenue Allocated to Remaining Performance Obligations
The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2018 that we will transfer from deferred revenue and recognize in future periods:

Estimated Revenue (in thousands):
For the year ending December 31, 2019	4,865
For the year ending December 31, 2020	3,586
For the year ending December 31, 2021	2,385
For the year ending December 31, 2022	1,180
For the year ending December 31, 2023	592

$12,608

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service customer contracts with significant programming, setup, and implementation activities related to our SaaS offerings. Our contractually committed revenue amounts generally exclude, based on the following practical expedients that we elected to apply, remaining performance obligations for: (i) contracts with an original expected duration of one year or less; and (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed.
Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2018 include $139.2 million of trade receivables stated at invoice billed amounts and $35.1 million of unbilled receivables (net of a $7.0 million estimated allowance for doubtful accounts receivable). Reported accounts receivable at December 31, 2017 include $94.5 million of trade receivables stated at invoice billed amounts and $23.3 million of unbilled receivables (net of a $4.1 million estimated allowance for doubtful accounts receivable). The unbilled receivables pertain to certain professional service engagements and system development projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Accounts receivable are written off against the allowance for doubtful accounts receivable when the Company has exhausted all reasonable collection efforts. Management specifically analyzes the aging of accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. Bad debt expense was $3.6 million, $1.7 million, and $1.5 million for the year ended December 31, 2018, 2017, and 2016, respectively.
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

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year. In 2018 the goodwill residing in all four channels,  the Broker reporting unit , the Exchange  reporting unit, the RCS reporting unit, and the Carrier reporting unit were evaluated for impairment using step-one of the quantitative testing process described above. The fair value of all of these reporting units was found to be greater than their carrying value,  thus there was no impairment indicated. Key assumptions used in the fair value determinations for the groups were annual revenue growth rates of 5% to 9% for the RCS, Carrier and Broker units. The Exchange units growth rates used in the calculations varied from 10% to 14%. As of September 30, 2018 there was $80.8 million of goodwill assigned to the RCS reporting unit. A significant reduction in future revenues for the RCS reporting unit would negatively affect the fair value determination for this unit and may result in an impairment to goodwill and a corresponding charge against earnings. During the years ended December 31, 2018, 2017, and 2016, we had no impairment of any our reporting unit goodwill balances.

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
The following table summarizes the adjustments to goodwill, recorded in connection with the acquisitions that occurred during 2018 and 2017:

Company acquired	Date acquired	(in thousands)
ItzCash; final purchase allocation adjustments	April 2017	$(15,678)
EbixMoney (combination of YouFirst, WallStreet, Paul Merchants); final purchase allocation adjustments	September 2017-November 2017	4,736
Via; final purchase allocation adjustments	November 2017	(4,612)
Transcorp	February 2018	7,254
Centrum	April 2018	159,647
SmartClass	April 2018	16,568
Indus	July 2018	21,501
Mercury	July 2018	16,215
Leisure	July 2018	1,707
Miles	August 2018	19,075
Business Travels	October 2018	1,102
AHA Taxis	October 2018	281
Routier	October 2018	455
Lawson	December 2018	2,379
Pearl	December 2018	3,372
Weizmann	December 2018	72,328
Total changes to goodwill during 2018		$306,330

Company acquired	Date acquired	(in thousands)
Oakstone; final purchase allocation adjustments	December 2014	$948
EbixHealth JV; final purchase allocation adjustments	July 2016	(7,500)
Hope Health; final purchase allocation adjustments	November 2016	(289)
Wdev; final purchase allocation adjustments	November 2016	(5,317)
ItzCash	April 2017	119,766
beBetter	June 2017	447
YouFirst	September 2017	7,395
Wall Street	October 2017	6,113
Paul Merchants	November 2017	38,589
Via	November 2017	60,785
Total changes to goodwill during 2017		$220,937

Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Beginning Balance	$666,863	$441,404
Additions for current year acquisitions	317,410	233,095
Purchase accounting adjustments for prior year acquisitions	(11,080)	(12,158)
Foreign currency translation adjustments	(26,508)	4,522
Ending Balance	$946,685	$666,863
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

Additionally based on the final purchase price allocation valuation report of the EbixHealth JV, See Note 3 and 17 for further explanations, it was concluded that the value of the indefinite-lived intangibles identified as indefinite-lived customer relationships to be $11.2 million. The EbixHealth JV is a full-service third-party administrator (“TPA”) that specializes in the management, administration, and distribution of health benefit plans. Services include marketing support, underwriting, billing, claims processing, and cost containment such as utilization review and medical case management for fully-insured, self-funded and partially self-funded benefit plans, as well as international groups and individuals. As a TPA, the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit of various carriers are held in a fiduciary capacity until disbursed by the Company. The Company administers and collects the insurance premiums for the products of three affiliated insurance carriers which is part of the consolidated company IHC Health Holdings Corporation ("IHC") a 49% shareholder of the EbixHealth JV. The administrative agreements with the three affiliates accounted for approximately 75% of revenues for the year ended December 31, 2018. IHC is therefore considered a major customer of the EbixHealth JV and therefore considered indefinite-lived. The churn expected for indefinite-lived customers is assumed at 0%. The fair values of these indefinite-lived intangible assets were based on the analysis of discounted cash flow (“DCF”) models extended out fifteen years with a terminal value. In that indefinite-lived does not imply an infinite life, but rather means that the subject customer relationships are expected to extend beyond the foreseeable time horizon, we utilized fifteen year DCF projections with a terminal value, as the valuation models that were applied consider this time frame to be an indefinite period. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually. We perform our annual impairment testing of indefinite-lived intangible assets as of September 30th of each year. During the years ended December 31, 2018, 2017 and 2016, we had no impairments to the recorded balances of our indefinite-lived intangible assets. We perform the impairment test for our indefinite-lived intangible assets by comparing the asset’s fair value to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.
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

Life
Category	(yrs)
Customer relationships	7-20
Developed technology	3-12
Airport Contract	9
Store Networks	5
Dealer networks	15-20
Brand	15
Trademarks	3-15
Non-compete agreements	5
Database	10
Intangible assets as of December 31, 2018 and December 31, 2017, are as follows:

	December 31,
	2018	2017
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$80,070	$73,725
Developed technology	19,176	15,076
Dealer networks	6,315	10,581
Airport Contract	4,752	—
Store Networks	821	—
Trademarks	2,677	2,698
Brand	864	—
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	115,791	103,196
Accumulated amortization	(64,343)	(57,485)
Finite-lived intangibles, net	$51,448	$45,711

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$42,055

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

On December 22, 2017, the 2017 TCJA was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company is required to complete its tax accounting for the TCJA within a one-year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting. Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described in Note 8, and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment.
In March 2018, the FASB Issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 118. ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the TCJA. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff had issued SAB No. 118 which allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. ASU 2018-05 became effective immediately and permitted companies to use provisional amounts for certain income tax effects of the TCJA during a one-year measurement period. The Transition Tax is based on the Company’s total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company did not recorded an amount for the Transition Tax expense in 2017, as they did not have the necessary information to determine a reasonable estimate to include as a provisional amount.The Company completed its tax accounting for the TCJA during Q4 2018 and recorded an adjustment related to the transition tax after taking into consideration carried forward NOLs and other tax attributes available for set-off, as described in Note 8.
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
Advertising—With the exception of certain direct-response costs in connection with our business services of providing medical continuing education to physicians, dentists and healthcare professionals, advertising costs are expensed as incurred. Advertising costs amounted to $7.5 million, $6.1 million, and 6.2 million in 2018, 2017 and 2016, respectively, and are included in sales and marketing expenses in the accompanying Consolidated Statements of Income. In 2017 reported sales and marketing expenses included $3.9 million of amortization of certain direct-response advertising costs associated with our medical education services, which had been capitalized in accordance with Accounting Standards Codification ("ASC") Topic 340. These costs were being amortized to advertising expense over periods ranging from twelve to twenty-four months based on the type of product the customer purchased. Deferred advertising costs amounted to $1.9 million at December 31, 2017.

Effective January 1, 2018 Subtopic 340-40 replaced that guidance to require the costs of direct-response advertising to be expensed as they are incurred or the first time the advertising takes place. The Company was required to recognize a cumulative effective change to opening retained earnings in the year of adoption of the standard. The Company recorded a one-time $1.9 million adjustment to retained earnings on January 1, 2018 and is expensing all future costs from this date forward. Under the new guidance Subtopic 340-40, the Company's expense decreased by $522 thousand during 2018 from what would have been recorded under legacy US GAAP 340-20.
Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2018 and 2017, $661 thousand and $574 thousand, respectively, of sales commissions were deferred and included in other current assets on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2018 and 2017 the Company amortized $1.0 million and $1.1 million, respectively, of previously deferred sales commissions and included this expense in sales and marketing costs on the accompanying Consolidated Statements of Income.
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
In June 2018 the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not impact our consolidated financial position, results of operations or cash flows.

In February 2018, the FASB issued 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2018-02 did not impact our consolidated financial position, results of operations or cash flows.
In January 2017 the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business which amended the existing FASB ASC. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted. The adoption of ASU 2018-01 did not impact our consolidated financial position, results of operations or cash flows.

In November 2016 the FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230) Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The Company adopted the new guidance on January 1, 2018 with no material impact to its statement of cash flows. For the twelve months ended December 31, 2018 and 2017, the Company held $8.3 million and $4.0 million, respectively, in "Restricted cash" and $3.5 million and $2.9 million, respectively, in "Other long-term assets" of the Company's Condensed Consolidated Balance Sheet.
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
In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842). This new accounting guidance is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e., operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. For operating leases there will have to be the recognition of a lease liability and a lease asset for all such leases greater than one year in term. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2018. Early adoption is permitted for all companies and organizations. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 5 for the Company’s current lease commitments. We will adopt Topic 842 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, approximately between $140 million and $150 million of lease assets and liabilities will be recognized on our balance sheet upon adoption, primarily relating to real estate. We are substantially complete with our implementation efforts.

Note 2. Earnings per Share

The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying Consolidated Statements of Income are shown below:

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2018	2017	2016
Basic earnings per common share	$2.97	$3.19	$2.88
Diluted earnings per common share	$2.95	$3.17	$2.86
Basic weighted average shares outstanding	31,393	31,552	32,603
Diluted weighted average shares outstanding	31,534	31,719	32,863
Basic EPS is equal to net income attributable to Ebix, Inc divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. Diluted EPS is equal to net income attributable to Ebix, Inc divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2018, 2017, and 2016 there were 42,000, zero, and zero potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each year ending December 31, 2018, 2017, and 2016:

	For the year ended December 31,
	(in thousands)
	2018	2017	2016
Basic weighted average shares outstanding	31,393	31,552	32,603
Incremental shares for common stock equivalents	141	167	260
Diluted shares outstanding	31,534	31,719	32,863

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

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities as reported on its Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During each of the years ending December 31, 2018, 2017 and 2016, these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $1.4 million, $164 thousand and $1.3 million, respectively, due to remeasurements as based on the then assessed fair value and changes in the amount and timing of anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Consolidated Statements of Income. As of December 31, 2018, the total of these contingent liabilities was $24.98 million, of which $11.21 million is reported in long-term liabilities, and $13.77 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2017 the total of these contingent liabilities was $37.1 million of which $33.1 million was reported in long-term liabilities, and $4.0 million was included in current liabilities in the Company's Consolidated Balance Sheet.

2018 Acquisitions

Weizmann- Effective December 1, 2018 Ebix entered into an agreement to acquire 74.84% controlling stake in India based Weizmann for $63.1 million. Ebix also made a 90-day time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Pearl- Effective December 1, 2018 Ebix acquired the assets of India based Pearl, a provider of a comprehensive range of B2B and B2C travel services, under the brand name ‘Sastiticket’, ranging from domestic and international ticketing, incentives travel, leisure products, luxury holidays, and travel documentation for $3.4 million and has been integrated with Ebix Travels’ operations, which has brought in operational synergies and certain redundancies for the acquired operations . The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Lawson- Effective December 1, 2018 Ebix acquired India based Lawson, a B2B provider of travel services and international ticketing, for $2.7 million and has been integrated with Ebix Travels’ operations to bring in operational synergies and wider country wide footprint. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

AHA Taxis- Effective October 1, 2018 Ebix acquired a 70% stake in India based AHA Taxis, a platform for on-demand inter-city cabs in India for $310 thousand. AHA focuses its attention on Corporate and Consumer inter-city travel primarily with a network of thousands of registered AHA Taxis.

Routier- Effective October 1, 2018 Ebix acquired a 67% stake in India based Routier, a marketplace for trucking logistics for $413 thousand.

Business Travels- Effective October 1, 2018 Ebix acquired the assets of India based Business Travels for $1.1 million and same has been integrated with Ebix Travels’ operations to expand the wholesale travel and consolidation business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Miles - Effective August 1, 2018 Ebix entered into an agreement to acquire India based Miles Software ("Miles"), a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition.

Leisure - Effective July 1, 2018 Ebix entered into an agreement to acquire India based Leisure Corp ("Leisure") for approximately $2.1 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Mercury - Effective July 1, 2018 Ebix entered into an agreement to acquire India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business will be integrated into EbixCash’s existing Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Indus - Effective July 1, 2018 Ebix entered into an agreement to acquire India based Indus, a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition.

Centrum - Effective April 1, 2018 Ebix entered into an agreement to acquire India based Centrum, a leader in India’s Foreign Exchange Operation markets for approximately $179.5 million. This acquisition was completed in June 2018. Subsequently, Centrum has been renamed as Ebixcash World Money and has been tightly integrated into Ebix’s Financial Exchange ‘EbixCash’ offerings in India and abroad, with key business executives of Foreign Exchange Operations becoming an integral part of the combined EbixCash senior leadership.

Smartclass - Effective April 1, 2018 Ebix entered into an agreement to acquire a 60% stake in India based Smartclass, a leading e-learning Company engaged in the business of education services, development of education products, and implementation of education solutions for K-12 Schools through its E-Learning Venture. Under the terms of the agreement Ebix paid $8.6 million in cash for its stake in Smartclass.
Transcorp - Effective February 1, 2018 Ebix acquired the MTSS Business of Transcorp, for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities. MTSS operations of Transcorp has been consolidated with EbixCash’s MTSS operations resulting in operational synergies and certain redundancies to the combined operation.

2017 Acquisitions

Via - Effective November 1, 2017 Ebix acquired Via, a recognized leader in the travel space in India and an Omni-channel online travel and assisted e-commerce exchange with presence in India, Middle East and South East Asia. Ebix acquired Via for upfront cash consideration in the amount $78.8 million plus possible future contingent payments of up to $2.3 million based on any potential claims made by tax authorities over the subsequent twelve month period following the effective date of the acquisition, of which was not achieved after this period, and $2.0 million based on the receipt of refunds pertaining to certain advance tax payments and withholding taxes, both of which are included in Other current liabilities in the Company's Consolidated Balance Sheet.

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

beBetter - Effective June 1, 2017 Ebix acquired the assets of beBetter a technology enabled corporate wellness provider that provides end-to-end wellness solutions offering a variety of tools and programs, including interactive platforms, health screening, coaching, tobacco cessation, weight and stress management, health information, and numerous other products and services. Ebix acquired the assets and intellectual property of beBetter for $1.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is zero as of December 31, 2018.

ItzCash - Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. $4.0 million of the possible future contingent earn-out payments was previously held in escrow accounts for the twelve month period following the effective date of the acquisition to ensure that the acquired business achieved the minimum specified annual gross revenue threshold, which was achieved and paid during the third quarter of 2018. The Company has determined that the fair value of the contingent earn-out consideration is $15.4 million as of December 31, 2018.
2016 Acquisitions
Wdev - Effective November 1, 2016 Ebix acquired Wdev, a Brazilian company that provides IT services and software development for the Latin American insurance industry. Ebix acquired Wdev for upfront cash consideration in the amount of $10.5 million, plus possible future contingent earn-out payments of up to $15.7 million based on earned revenues over the subsequent thirty-eight month period following the effective date of the acquisition. $2.9 million of the upfront cash consideration is being held in an escrow account for the thirty-eight month period following the effective date of the acquisition to ensure that the acquired business achieves the minimum specified annual net revenue threshold, which if not achieved will result in said funds being returned to Ebix. The Company has determined that the fair value of the contingent earn-out consideration is $744 thousand as of December 31, 2018.
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
    The following table summarizes the fair value of the consideration transferred, net assets acquired and liabilities assumed, as a result of the acquisitions, that were recorded during 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Fair value of total consideration transferred
Cash	$250,769	$211,143
Upfront cash consideration payable upon certain conditions being met	72,933	—
Contingent earn-out consideration arrangement (net)	(5,137)	30,149
Upfront cash consideration being held in an escrow account	—	4,040
Total consideration transferred	318,565	245,332

Fair value of equity components recorded (not part of consideration)
Recognition of noncontrolling interest of joint ventures	23,500	27,625
Total equity components recorded	23,500	27,625

Total consideration transferred and equity components recorded	$342,065	$272,957

Fair value of assets acquired and liabilities assumed
Cash	$18,212	$18,982
Short term investments	—	24,206
Restricted cash	—	4,040
Other current assets	68,317	39,680
Property, plant, and equipment	2,176	1,018
Other long term assets	14,574	1,683
Intangible assets, definite lived	14,577	11,267
Intangible assets, indefinite lived	—	11,168
Capitalized software development costs	46	1,705
Deferred tax liability	854	(3,405)
Current and other liabilities	(83,021)	(58,324)
Net assets acquired, excludes goodwill	35,735	52,020

Goodwill	306,330	220,937

Total net assets acquired	$342,065	$272,957
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2018 and 2017:

	December 31,
	2018		2017
		Weighted Average		Weighted Average
Intangible asset category	Fair Value	Useful Life	Fair Value	Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Customer relationships	$7,342	11.7	$518	10.0
Developed technology	3,726	5.0	—	0.0
Dealer's network	—	0.0	10,499	17.9
Airport contracts	4,896	9.0	—	0.0
Store networks	846	9.0	—	0.0
Brand	369	4.0	—	0.0
Purchase accounting adjustments for prior year acquisitions	(2,602)	0.0	250	0.0
Total acquired intangible assets	$14,577	9.2	$11,267	17.6

Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and all other prior acquisitions is as follows:

Estimated Amortization Expenses (in thousands):
For the year ending December 31, 2019	$9,131
For the year ending December 31, 2020	8,289
For the year ending December 31, 2021	7,705
For the year ending December 31, 2022	7,372
For the year ending December 31, 2023	5,348
Thereafter	13,603

$51,448
The Company recorded $7.5 million, $7.3 million, and $6.8 million of amortization expense related to acquired intangible assets for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 4. Pro Forma Financial Information (re: 2018 and 2017 acquisitions)
This unaudited pro forma financial information is provided for informational purposes only and does not project the Company’s results of operations for any future period.
The aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions made during 2018 and 2017, which includes the acquisitions of Pearl, Weizmann, Lawson, Subizz Travel, Global Business Travels Pvt, Business Travels Pvt, Routier, AHA Taxis, Miles, Leisure Corp, Mercury, Indus, Smartclass, Centrum, Transcorp, ItzCash, YouFirst, Wall Street, Paul Merchants,Via and the acquisition of assets of beBetter in 2017 as presented in the table below, and is provided for informational purposes only and does not project the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2018 and 2017 pro forma financial information below assumes that all such business acquisitions were made on January 1, 2017, whereas the Company's reported financial statements for 2018 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thusly includes only eleven months of Transcorp, nine months of Centrum, nine months of Smartclass, six months of Indus, six months of Mercury, six months of Leisure, five months of Miles, three months of Routier, three months of Business Travels, three months of AHA Taxis, one month of Pearl, one month of Weizmann and one month of Lawson. Similarly, the 2017 pro forma financial information below includes a full year of results for ItzCash, beBetter, YouFirst, Wall Street, Paul Merchants and Via as if they had been acquired on January 1, 2017, whereas the Company's reported financial statements for the 2017 includes only nine months of ItzCash, seven months of beBetter, four months of YouFirst, three months of Wall Street, two months of Paul Merchants, and two months of Via.

	As Reported 2018	Pro Forma 2018	As Reported 2017	Pro Forma 2017
		(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Revenue	$497,826	$584,105	$363,971	$605,649
Net income attributable to Ebix, Inc.	$93,139	$97,935	$100,618	$122,269
Basic EPS	$2.97	$3.12	$3.19	$3.88
Diluted EPS	$2.95	$3.11	$3.17	$3.85
    In the above table, the unaudited pro forma revenue for the year ended December 31, 2018 decreased by $21.5 million from the unaudited pro forma revenue for 2017 of $605.6 million to $584.1 million, representing a 3.6% decrease. The reported revenue in the amount of $497.8 million for the year ended December 31, 2018 increased by $133.9 million or 36.8% from the $364.0 million of reported revenue for the year ended December 31, 2017. The cause for the difference between the 36.8% increase in reported 2018 revenue versus 2017 revenue, as compared to the 3.6% decrease in 2018 pro forma versus 2017 pro forma revenue is due to the effect of combining the additional revenue derived from those businesses acquired during the years 2018 and 2017, specifically Transcorp, Centrum, Smartclass, Indus, Mercury, Leisure, Miles, Routier, Business Travels, AHA Taxis, Pearl, Weizmann, Lawson, ItzCash, YouFirst, Wall Street, Paul Merchants,Via, and beBetter with the Company's pre-existing operations. The 2018 and 2017 pro forma financial information assumes that all such business acquisitions were made on January 1, 2017, whereas the Company's reported financial statements for 2018 only includes the operating results from the businesses since the effective date that they were acquired by Ebix, and thus includes only eleven months of Transcorp, nine months of Centrum, nine months of Smartclass, six months of Indus, six months of Mercury, six months of Leisure, five months of Miles, three months of Routier, three months of Business Travels, three months of Wahh Taxis, one month of Pearl, one month of Weizmann and one month of Lawson.
The above pro forma analysis is based on the following premises:

•
2018 and 2017 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition. Growth in revenues of the acquired entities after acquisition date is only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers acquired through the acquisition customer base, has also been assigned to the acquired section of our business.

•
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During each of the years 2018 and 2017 the change in foreign currency exchange rates increased (decreased) reported consolidated operating revenues by $(6.9) million and $2.1 million, respectively.

Note 5. Commercial Bank Financing Facility

On November 27, 2018, Ebix entered into the Eighth Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $101.25 million of its aggregate $150 million accordion option, increasing the total Term Loan Commitment to $301.25 million from $250 million, with initial repayments starting December 31, 2018 due in the amount of $3.77 million for the first six quarters and increasing thereafter. The revolving credit facility increased from $400 million to $450 million. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.875%. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives.

On April 9, 2018 the Company and certain of its subsidiaries entered into the Seventh Amendment to the Regions Secured Credit Facility increasing the permitted indebtedness in the form of unsecured convertible notes from $250 million to $300 million.

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions and certain other lenders party thereto (as amended, the "Credit Agreement"). The Sixth Amendment amends the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank of the West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants. The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank of the West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co-syndication agents, BBVA Compass and Fifth Third Bank as co-documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint bookrunners. The new credit facility has the following key components: A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility also allows for up to $150 million of incremental facilities.

On November 3, 2017 the Company and certain of its subsidiaries entered into the Fifth Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $50 million of its aggregate $100 million accordion option, increasing the total Term Loan Commitment to $175 million. $20 million of the increase was funded on November 3, 2017 and the remaining $30 million shall be disbursed upon the satisfaction of certain closing requirements set forth in the Fifth Amendment. Both such disbursements are tied to permitted acquisitions as set forth in the Fifth Amendment.

On November 3, 2017, the Company and certain of its subsidiaries entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment waives certain technical defaults related to the failure to give required notice with respect to i) the existence of a subsidiary having intellectual property with an aggregate value above a stipulated amount and ii) the additional investment in a joint venture entity resulting in that entity becoming a subsidiary of the Company for the purpose of the Credit Agreement. In addition to such waiver, the Fourth Amendment also loosened the leverage ratios the Company is required to satisfy in connection with permitted acquisitions and for compliance generally.

On October 19, 2017, the Company and certain of its subsidiaries entered into the Third Amendment to the Credit Agreement. The Third Amendment waives certain technical defaults related to the Company’s making certain restricted payments in excess of those permitted under the Credit Agreement. In addition to such waiver, the Third Amendment also loosened the limitations on the restricted payment covenant under the Credit Agreement.

On June 17, 2016, the Company and certain of its subsidiaries entered into the Second Amendment Credit Agreement. The Second Amendment increased the total credit facility to $400 million from the prior amount of $240 million, and expands the syndicated bank group to eleven participants by adding seven new participants which include PNC Bank, National Association BMO Harris Bank N.A., Key Bank National Association, HSBC Bank National, Cadence Bank, the Toronto-Dominion Bank (New York Branch), and Trustmark National Bank. The Credit Agreement consisted of a 5-year revolving credit component in the amount of $275 million, and a 5-year term loan component in the amount of $125 million, with repayments of $3.13 million due each quarter, starting September 30, 2016. The Credit Agreement also contained an accordion feature, which if exercised and approved by all credit parties, would expand the total borrowing capacity under the syndicated credit facility to $500 million.
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

On February 3, 2015, Ebix, Inc. and certain of its subsidiaries entered into the First Amendment to the Credit Agreement. The First Amendment amended the Regions Credit Facility by increasing the maximum amount by which the Aggregate Revolving Commitments may be increased by $90 million from the pre-existing limit of $50 million, increased the amount of base facility to $190 million from the pre-existing amount of $150 million, which together with the $50 million accordion feature increased the total Credit Agreement capacity amount to $240 million from the prior amount of $200 million, and added Fifth Third Bank to the syndicated group, which now includes four participants, included Regions, MUFG Union Bank N.A., and Silicon Valley Bank as joint lenders.

    At December 31, 2018, the outstanding balance on the revolving line of credit with Regions was $424.5 million and the facility carried an interest rate of 4.875%. This balance is included in the long-term liabilities section of the Consolidated Balance Sheets. During 2018, the average and maximum outstanding balances on the revolving line of credit were $318.9 million and

$424.5 million, respectively, and the weighted average interest rate was 4.51%. At December 31, 2017 the outstanding balance on the revolving line of credit was $274.5 million and the facility carried an interest rate of 4.13%.

At December 31, 2018,, the outstanding balance on the term loan was $291.2 million of which $15.1 million is due within the next twelve months. This term loan also carried an interest rate of 4.875%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $15.1 million and $276.2 million, respectively, at December 31, 2018.

Note 6. Commitments and Contingencies

Contingencies-
In May 2013, twelve putative class action complaints were filed in the Delaware Court of Chancery against the Company and its board of directors challenging a proposed merger between the Company and an affiliate of Goldman Sachs & Co.  On June 10, 2013, the Court entered an Order of Consolidation and Appointment of Lead Plaintiffs and a Leadership Structure consolidating the twelve actions and appointing lead plaintiffs (“Plaintiffs”) and lead counsel in the litigation, captioned In re Ebix, Inc. Stockholder Litigation, Consol. C.A. No. 8526-VCS (the “Litigation”). On June 19, 2013, the Company announced that the merger agreement had been terminated.  Thereafter, on August 27, 2013, Plaintiffs filed a Verified Amended and Supplemented Class Action and Derivative Complaint (the “First Amended Complaint”), which defendants moved to dismiss on September 26, 2013. On July 24, 2014, the Court issued a Memorandum Opinion granting in part and denying in part the motions to dismiss the First Amended Complaint and subsequently entered an implementing order on September 15, 2014.  On January 16, 2015, Plaintiffs filed a Verified Second Amended and Supplemented Class Action and Derivative Complaint (the “Second Amended Complaint”).  On February 10, 2015, defendants filed a Motion to Dismiss the Second Amended Complaint, which was granted in part and denied in part in a Memorandum Opinion and Order issued on January 15, 2016.  On October 26, 2016, Plaintiffs filed a Verified Third Amended and Supplemented Class Action and Derivative Complaint (the “Third Amended Complaint”), which, among other things, added certain directors of the Company as defendants.  On January 5, 2018, Plaintiffs filed a motion for leave to join an additional plaintiff as co-lead plaintiff in this action (collectively, “Plaintiffs,” and together with all defendants, the “Parties”), which was granted on April 2, 2018.

On January 19, 2018, Plaintiffs filed a Fourth Amended and Supplemented Class Action and Derivative Complaint (the “Fourth Amended Complaint”), which asserted claims against the defendants, including: breach of fiduciary duty claims for improperly maintaining an acquisition bonus agreement between the Company and its Chief Executive Officer, dated July 15, 2009 (the “ABA”) (Count I); disclosure claims relating to the 2010 Proxy Statement and the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) (Count II); a derivative claim for breach of fiduciary duty based on awards made pursuant to 2010 Plan (Count III); a breach of fiduciary duty claim for implementing purported additional entrenchment measures (Count IV); a claim seeking to declare the invalidity of certain bylaws adopted by the Company in 2014 (Count V); a claim seeking to declare the invalidity of the ABA (Count VI); a breach of fiduciary duty claim related to public disclosures about the ABA (Count VII); a claim seeking to declare the invalidity of the 2008 stockholder meeting, a 2008 Certificate amendment (the “Certificate Amendment”) and a 2008 stock split (the “Stock Dividend”), among other corporate acts, including the Company’s ratification of these 2008 corporate acts (Count VIII); a claim seeking to declare the invalidity of the CEO Bonus Plan (Count IX); and a claim for breach of fiduciary duty for deliberately inserting additional terms when calculating a potential bonus under the ABA (Count X).  The Fourth Amended Complaint sought declaratory relief, compensatory damages, interest, and attorneys’ fees and costs, among other things.  On March 7, 2018, defendants filed motions for summary judgment on all counts in the Fourth Amended Complaint. In connection with the Litigation, the Company’s Chief Executive Officer asserted a cross-claim for reformation of the ABA.

The terms of the ABA generally provided that if Mr. Raina was employed by the Company upon the occurrence of: (i) an event in which more than 50% of the voting stock of the Company was sold, transferred, or exchanged, (ii) a merger or consolidation of the Company, (iii) the sale, exchange, or transfer of all or substantially all of the Company’s assets, or (iv) the acquisition or dissolution of the Company (each, an “Acquisition Event”), the Company would pay Mr. Raina a cash bonus based on a formula that was disputed by Plaintiffs in the Litigation and a tax gross-up payment for excise taxes that would be imposed on Mr. Raina for the cash bonus payment. Upon the execution of a Stock Appreciation Right Award Agreement between the Company and its Chief Executive Officer, dated April 10, 2018 (the “April SAR Agreement”), the ABA was terminated and each party relinquished their respective rights and benefits under the ABA.

Upon the effective date of the April SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event, each of the SARs entitle Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with the Acquisition

Event over the base price of $7.95 per share. Although the SARs were not granted under the 2010 Plan, the April SAR Agreement incorporates certain provisions of the 2010 Plan, including the provisions requiring equitable adjustment of the number of SARs and the base price in connection with certain corporate events (including stock splits). Under the terms of the April SAR Agreement, Mr. Raina is entitled to receive full payment with respect to the SARs if either (i) he is employed by the Company on the closing date of an Acquisition Event or (ii) has been involuntarily terminated by the Company without cause (as defined in the April SAR Agreement) within the 180-day period immediately preceding an Acquisition Event. All of the SARs are forfeited if Mr. Raina’s employment is terminated for any other reason prior to the closing date of an Acquisition Event.

In addition, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the April SAR Agreement provides that the Company’s Board of Directors (the “Board”) will determine annually whether a “shortfall” (as described below) exists as of the end of the immediately preceding fiscal year. In the event the Board determines that a shortfall exists, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, additional restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). Under the terms of the April SAR Agreement, a shortfall exists if: (A) the sum of (i) the number of common shares deemed to be owned by Mr. Raina as of the effective date of the April SAR Agreement, plus (ii) the number of SARs granted to Mr. Raina (including any Shortfall Grants), plus (iii) the number of shares underlying any previously granted Share Grant, was less than 20% of (B) the sum of (i) the number of SARs granted to Mr. Raina (including any Shortfall Grants), plus (ii) the number of outstanding shares reported by the Company in its audited financial statements as of the end of the immediately preceding fiscal year. Under the terms of the April SAR Agreement, if the Board elects to make a Shortfall Grant in respect of such shortfall, such SARs will be subject to the same terms and conditions as the SARs initially granted under the April SAR Agreement. If the Board elects to make a Share Grant in respect of such shortfall, such restricted shares or restricted stock units will have such terms and conditions as determined by the Board, but generally will follow the terms of the restricted shares or restricted stock units granted to other executives of the Company at or about the time of such Share Grant, but no Share Grant will vest more rapidly than one-third of such Share Grant prior to the first anniversary of the grant date, with the remainder vesting in eight equal quarterly installments following the first anniversary of the grant date. The April SAR Agreement also provides for the Company to make tax gross-up payments for excise taxes that would be imposed on Mr. Raina in respect of any payments (other than any payments with respect to any Share Grants) made in connection with a change in control of the Company under Section 4999 of the Internal Revenue Code.

On May 31, 2018, Plaintiffs filed a Verified Supplement to the Fourth Amended Complaint (the “Supplement”), which asserted three additional counts related to the April SAR Agreement, including: a claim seeking to declare the April SAR Agreement invalid (Count XI); a claim for breach of fiduciary duty for adopting the April SAR Agreement (Count XII); and a claim for breach of fiduciary duty for improperly adopting the SAR Agreement as an “anti-takeover device” (Count XIII). The Supplement sought declaratory relief, compensatory damages, interest, and attorneys’ fees and costs, among other things. On June 18, 2018, defendants moved to dismiss the claims asserted in the Supplement. Also on June 18, 2018, the Court entered a joint stipulation and order declaring the 2008 Certificate Amendment and Stock Dividend valid and effective pursuant to 8 Del. C. § 205 and subsequently dismissed Count VIII of the Fourth Amended Complaint on July 5, 2018.

On July 17, 2018, following briefing and argument, the Court issued an Order granting in part and denying in part defendants’ motions for summary judgment on all remaining counts of the Fourth Amended Complaint. The Court granted summary judgment as to all defendants on Counts I, IV, V, VI, VII, and X and denied summary judgment as to Counts II and III. The Court granted summary judgment as to certain defendants on Count IX, and granted in part and denied in part Count IX with respect to the Firm Clients. On July 24, 2018, Plaintiffs filed a motion for leave to file a second supplement to the Fourth Amended Complaint related to certain disclosures issued in connection with the Company’s 2018 annual meeting, which the Court denied at a pretrial conference held on August 15, 2018. On August 9, 2018, following briefing and argument, the Court issued a bench ruling granting in part and denying in part defendants’ motion to dismiss the Supplement. A three-day trial on all remaining claims was held on August 20, 21, and 23, 2018.

Following trial held on August 20, 21 and 23, 2018, and prior to the conclusion of post-trial briefing, on January 23, 2019, the Parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) pursuant to which the Parties agreed, subject to Final Approval (as defined in the Settlement Agreement) by the Court, to settle and resolve the Litigation pursuant to the terms set forth in the Settlement Agreement (the “Settlement”). The Settlement includes, among other things, the adoption and entry into an Amended Stock Appreciation Right Award Agreement (the “Amended SAR Agreement”) (set forth in Exhibit A to the Settlement Agreement), the implementation of certain governance measures (set forth in Exhibit B to the Settlement Agreement), and the issuance of a Form 8-K describing the Settlement and terms thereof following the final approval of the Settlement (set forth in Exhibit C to the Settlement Agreement).

The Amended SAR Agreement was negotiated as part of the Litigation Settlement and will become effective upon Final Approval of the Litigation Settlement, and includes the following changes and modifications to the April SAR Agreement:

(a)	Mr. Raina will commit to continue to serve and not resign as the Company’s Chief Executive Officer for at least two years following Final Approval of the Litigation Settlement;

(b)
any shares paid, awarded or otherwise received by Mr. Raina as compensation after the effective date of the April SAR Agreement, including any shares received by Mr. Raina from the exercise of any options granted after the effective date of the April SAR Agreement or from the grant or vesting of any restricted shares or settlement of any restricted stock units granted after the effective date of the April SAR Agreement (but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants), will be excluded from the outstanding shares for purposes of the Board’s annual shortfall determination;

(c)
if an Acquisition Event occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause (as defined in the Amended SAR Agreement), 1,000,000 SARs will be deemed accrued and will be eligible to vest on the closing date of the Acquisition Event, which number will be increased by 750,000 SARs beginning on the first anniversary of Final Approval of the Litigation Settlement and each anniversary thereafter (subject in each case to Mr. Raina’s continued employment on each anniversary date), until 100% of the SARs (including any Shortfall Grants) have accrued and are eligible to vest on the closing date of an Acquisition Event that occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause; provided, however, that, (i) no additional SARs will accrue following the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, (ii) any accrued SARs will be forefeited if an Acquisition Event does not occur prior to the tenth anniversary of the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, and (iii) all of the SARs will be forfeited if Mr. Raina’s employment terminates for any other reason prior to the closing date of an Acquisition Event; and

(d)
The obligation of the Company to make tax gross-up payments for excise taxes that would be imposed on Mr. Raina in respect of any payments made in connection with a change in control of the Company will be eliminated.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Amended SAR Agreement.

Pursuant to a scheduling order entered by the Court on January 24, 2019 (the “Scheduling Order”), post-trial briefing is currently stayed, notice of the proposed Settlement was mailed and posted to a dedicated website on February 4, 2019 (the “Notice,” available at http://ebixstockholderlitigation.com), and a settlement approval hearing is scheduled to be held on April 5, 2019 (the “Settlement Hearing”). On February 25, 2019, Plaintiffs filed an opening brief in support of the settlement and their application for a Fee Award (as defined in the Settlement Agreement), in which Plaintiffs and their counsel seek an award of attorneys’ fees of $25 million plus expenses of $952 thousand. Pursuant to the Settlement Agreement, all such attorneys’ fees and expenses that are awarded by the Court shall be paid solely by Ebix or its insurance carriers, and from no other source, within twenty (20) business days of entry of an order approving such award. Pursuant to the Scheduling Order, any objections to the Settlement and/or Plaintiffs’ counsel’s application for fees and expenses and any responses thereto are scheduled to be filed no later than eighteen (18) calendar days and seven (7) calendar days, respectively, prior to the Settlement Hearing. Defendants believe that the claims asserted in the Litigation are without merit and, if for any reason the Settlement is not fully and finally approved upon the terms and conditions set forth in the Settlement Agreement, intend to vigorously defend against them.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Capital leases range from three to five years and are primarily for computer equipment. There were multiple assets under various individual capital leases at December 31, 2018 and 2017.
Commitments for minimum rentals under non-cancellable leases, debt obligations, and future purchase obligations as of December 31, 2018 were as follows:

Year	Debt	Capital Leases	Operating Leases	Future Purchase Obligations
	(in thousands)
2019	$19,053	$266	$34,189	$406
2020	20,711	96	32,093	—
2021	22,594	89	26,675	—
2022	28,242	67	23,355	—
2023	629,162	15	21,890	—
Thereafter	—	—	3,299	—
Total	$719,762	$533	$141,501	$406
Less: sublease income			(1,091)
Net lease payments			$140,410
Less: amount representing interest		(63)
Present value of obligations under capital leases		$470
Less: current portion	(19,053)	(239)
Long-term obligations	$700,709	$231
Rental expense for office facilities and certain equipment subject to operating leases for 2018, 2017, and 2016 was $22.3 million, $6.6 million and $6.4 million, respectively.
Sublease income for 2018, 2017 and 2016 was $1.1 million, $1.1 million, and $1.0 million, respectively.

Business Acquisition Earn-out Contingencies—A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of December 31, 2018, the total of these contingent liabilities was $25.0 million, of which $11.2 million is reported in long-term liabilities, and $13.8 million is included in current liabilities in the Company's Consolidated Balance Sheet. As of December 31, 2017 the total of these contingent liabilities was $37.1 million of which $33.1 million was reported in long-term liabilities, and $4.0 million was included in current liabilities in the Company's Consolidated Balance Sheet.
Self -Insurance—For some of the Company’s U.S. employees the Company is currently self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2018 and 2017, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $232 thousand and $332 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2019, is $3.3 million.

Note 7. Share-Based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2018, the Company had two equity based compensation plan. No stock options were granted to employees or non-employees during 2018, 2017 and 2016; however, options were granted to Directors in 2018, 2017 and 2016. Stock compensation expense of $449 thousand, $433 thousand and $340 thousand was recognized during the years ending December 31, 2018, 2017 and 2016, respectively, on outstanding and unvested options.
The fair value of options granted during 2018 is estimated on the date of grant using the Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Weighted average fair values of stock options granted	$11.80	$15.38	$19.50
Expected volatility	35.7%	37.9%	55.5%
Expected dividends	.70%	.56%	.61%
Weighted average risk-free interest rate	2.47%	1.64%	1.40%
Expected life of stock options (in years)	3.5	3.5	3.5

A summary of stock option activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2016	139,878	$15.17	2.32	$2,465
Granted	42,000	$49.22
Exercised	(72,379)	$11.38
Canceled	—
Outstanding at December 31, 2016	109,499	$30.73	3.28	$2,882
Granted	42,000	$53.90
Exercised	(3,500)	$14.90
Canceled	—
Outstanding at December 31, 2017	147,999	$37.68	2.94	$6,152
Granted	42,000	$42.56
Exercised	(27,999)	$15.65
Canceled	—
Outstanding at December 31, 2018	162,000	$42.75	3.05	$—
Exercisable at December 31, 2018	80,250	$38.21	2.00	$49
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2018, 2017 and 2016 was $900 thousand, $169 thousand, and $3.2 million, respectively.
Cash received or the value of stocks canceled from option exercises under all share-based payment arrangements for the years ended December 31, 2018, 2017 and 2016, was $439 thousand, $52 thousand and $824 thousand, respectively.
A summary of non-vested options and changes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2016	75,750	$19.27
Granted	42,000	$49.22
Vested	(43,125)	$18.89
Canceled	—	$—
Non-vested balance at December 31, 2016	74,625	$36.35
Granted	42,000	$53.90
Vested	(40,125)	$32.54
Canceled	—	$—
Non-vested balance at December 31, 2017	76,500	$47.99
Granted	42,000	$42.56
Vested	(36,750)	$43.52
Canceled	—	$—
Non-vested balance at December 31, 2018	81,750	$47.21

The following table summarizes information about stock options outstanding by price range as of December 31, 2018:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$21.19	30,000	0.19	$3.93	30,000	$7.92
$28.59	6,000	0.05	$1.06	5,625	$2.00
$42.56	42,000	1.30	$11.03	—	$—
$49.22	42,000	0.61	$12.76	28,875	$17.71
$53.90	42,000	0.91	$13.97	15,750	$10.58
	162,000	3.05	$42.75	80,250	$38.21

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

	Shares	Weighted-Average Grant Date Fair Value
Non vested at January 1, 2016	203,314	$25.56
Granted	26,119	$44.79
Vested	(101,441)	$23.25
Forfeited	(4,338)	$35.54
Non vested at December 31, 2016	123,654	$31.17
Granted	56,251	$56.75
Vested	(72,810)	$29.50
Forfeited	—	$—
Non vested at December 31, 2017	107,095	$45.74
Granted	5,623	$76.47
Vested	(68,788)	$40.67
Forfeited	(3,514)	$46.24
Non vested at December 31, 2018	40,416	$58.60
As of December 31, 2018 there was $2.1 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 1.74 years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $2.8 million, $2.1 million, and $2.4 million, respectively.
In the aggregate the total compensation expense recognized in connection with the restricted grants was $2.4 million, $2.4 million and $2.5 million during each of the years ending December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018 the Company has 5.3 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 8. Income Taxes
The income tax expense (benefit) consists of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
Current:
US federal	$22,353	$2,390	$1,259
US state	847	1,153	310
Non US	15,212	8,266	3,266
	38,412	11,809	4,835
Deferred:
US federal	5,617	(5,558)	78
US state	(1,031)	(976)	295
Non US	(10,497)	(4,498)	(3,571)
	(5,911)	(11,032)	(3,198)

Total	$32,501	$777	$1,637

Income (loss) before income taxes includes the following components:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(In thousands)
US	$(36,202)	$(13,355)	$(80)
Non US	161,783	116,715	96,011
Total	$125,581	$103,360	$95,931

A reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Statutory US federal income tax rate	21.0%	34.0%	35.0%
US state income taxes, net of federal benefit	(0.3)%	(0.8)%	0.4%
Non-US tax rate differential	(15.2)%	(28.7)%	(22.8)%
GILTI Related	15.1%	—%	—%
SubPart F	0.7%	—%	—%
Tax holidays	(3.4)%	(3.5)%	(14.0)%
Tax Credits	(10.6)%	(1.4)%	—%
Passive income exemption	(0.9)%	(2.1)%	(1.4)%
Acquisition contingent earnout liability adjustments	(0.2)%	—%	(0.9)%
Foreign enhanced R&D deductions	—%	—%	(0.9)%
Nondeductible items	(0.1)%	2.5%	9.1%
Effect of valuation allowance	(0.1)%	(3.6)%	(2.3)%
Release of deferred tax liability on intangibles transferred	—%	—%	(3.5)%
Prior year Transition Tax and related true-ups	19.5%	1.1%	2.8%
Uncertain tax positions	0.1%	5.8%	0.1%
Rate change on deferred taxes primarily due to tax reform	—%	(2.4)%	—%
Other	0.1%	(0.1)%	0.1%
Effective income tax rate	25.9%	0.8%	1.7%
Our effective tax rate increased to 25.9% in 2018, compared with 0.8% in 2017. This increase was substantial on account of recording of one time Transition tax liability resulting from enactment of the TCJA, which has been included in Prior year Transaction tax and relataed true-ups. Excluding this, the remaining increase in the effective tax rate was primarily on account of Global Intangible Low-taxed Income (“GILTI”) tax, becoming applicable on the Company from enactment of TCJA.
Beginning in 2009, we were granted a 100% tax holiday for certain of our Indian operations, which was in effect until March 31, 2014 and March 31, 2015 for some of our locations and continues until March 31, 2020 for other locations. When these tax holidays expire, these locations become 50% taxable for an additional five years. The impact of this tax holiday decreased our non-US income tax expense by $4.3 million and $2.9 million for 2018 and 2017, respectively.
Excluding one-time impact of Transition tax and related true-ups, the Company’s consolidated worldwide effective tax rate benefits from the effects of conducting significant operations in certain foreign jurisdictions, specifically India and Dubai, where certain units enjoys tax holidays or tax concessions.

Deferred tax assets and liabilities are comprised of the following:

	December 31, 2018		December 31, 2017
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$—	$2,315	$683	$—
Share-based compensation	521		590
Accruals and prepaids	8,143		2,700
Bad debts	3,215		1,076
Acquired intangible assets	—	17,800	—	19,421
Net operating loss carryforwards	19,958		15,233
Tax credit carryforwards (primarily Minimum Alternative Tax ("MAT") in India)	43,656		43,044
	75,493	20,115	63,326	19,421
Valuation allowance	(2,031)	—	(35)	—
Total deferred taxes	$73,462	$20,115	$63,291	$19,421

Amounts recognized in the consolidated balance sheets:

	2018	2017
	(In thousands)
Non-current deferred tax assets	54,629	43,870
ASU 2013-11 reclass, described below	—	(341)
Net deferred tax assets	54,629	43,529

Non-current deferred tax liabilities	1,282	—

The valuation allowance changed by $2.0 million and $(3.7) million during the years ended December 31, 2018 and 2017, respectively. The presentation above has been modified to correctly show the valuation allowances that should have been recorded and to gross up the Company’s deferred tax assets for implied valuation allowances that were inherited through acquisitions.
We have US Federal, state and foreign operating losses and credit carryforwards as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
	(In thousands)
US Federal loss carryforwards	$43,116	$42,981
US state loss carryforwards	38,307	25,186
Foreign loss carryforwards	40,349	29,852

US Federal credit carryforwards	901	4,679
Foreign credit carryforwards	42,755	38,364
The US federal and state operating loss carryforwards expire at varying dates through 2027. The federal credits begin to expire in 2028. We also have non-US US tax credits (primarily MAT paid in India) carried forward of approximately $42.8 million as of December 31, 2018, which is available for set-off against the future tax liability of certain Indian operations on a staggered basis over a period up-to fifteen years.

On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA: establishes a flat corporate income tax rate of 21.0% on U.S. earnings; imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”);imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation; subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax); eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales; allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and reduces deductions with respect to certain compensation paid to specified executive officers.

In March 2018, the FASB Issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 was issued to incorporate into Topic 740 recent SEC guidance related to the income tax accounting implications of the TCJA. Due to the complexities involved in accounting for the enactment of the TCJA, the SEC Staff had issued SAB No. 118 which allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. ASU 2018-05 became effective immediately and permitted companies to use provisional amounts for certain income tax effects of the TCJA during a one-year measurement period. The Transition Tax is based on the Company’s total post-1986 earnings and profits that were previously deferred from U.S. income taxes. The Company did not recorded an amount for the Transition Tax expense in 2017, as they did not have the necessary information to determine a reasonable estimate to include as a provisional amount. The Company completed its tax accounting for the TCJA during Q4 2018 and recorded an adjustment of $24.5 million related to the transition tax after taking into consideration carried forward NOLs and other tax attributes available for set-off.

The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be partially offset by foreign tax credits. At December 31, 2018 the cumulative amount of the Company’s undistributed foreign earnings was approximately $644.2 million, inclusive of income previously taxed in the United States.
The following table summarizes the activity related to our unrecognized tax benefits:

	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Beginning Balance	$9,144	$3,265	$3,115
Additions for tax positions related to current year	150	—	43
Additions for tax positions of prior years	—	5,879	107
Reductions for tax position of prior years	—	—	—
Ending Balance	$9,294	$9,144	$3,265

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense. Interest assessed upon settlement of a tax return position is classified as interest expense. The Company accrued as of December 31, 2018 and 2017 approximately $1.1 million and $1.0 million, respectively, of estimated interest and penalties. These amounts are included in the December 31, 2018 and 2017 balances in the preceding table of $9.3 million and $9.1 million, respectively, which is included in other long term liabilities in the accompanying Consolidated Balance Sheet.
We file income tax returns in the US federal, many US state and local jurisdictions, and certain foreign jurisdictions. We have substantially resolved all US federal income tax matters for tax years prior to 2014. Our state and foreign tax matters may remain open from 2008 forward.

The Company has applied the new provisions under Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2013-11. Under these provisions, an unrecognized tax benefit is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The Company has applied this provision and zero and $341 thousand of unrecognized tax benefits have been applied against the deferred tax assets for net operating loss carryforwards, as of December 31, 2018 and 2017, respectively.

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

The Company's share repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market. Treasury stock is recorded at its acquired cost. During 2018 the Company repurchased 996,773 shares of its common stock under these plans for total consideration of $49.6 million. During 2017 the Company repurchased 687,048 shares of its common stock under this plan for total consideration of $39.4 million. During 2016 the Company repurchased 1,479,454 shares of its common stock under this plan for total consideration of $65.3 million.

As of December 31, 2018 the Company had $84.2 million remaining in its share repurchase authorization.

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2018 and December 31, 2017, consisted of the following:

	2018	2017
	(In thousands)
Trade accounts payable	$103,250	$69,101
Accrued professional fees	1,152	420
Income taxes payable*	13,901	1,598
Share repurchases accrued	8,800	—
Sales taxes payable	2,749	3,615
Other accrued liabilities	369	339
Total	$130,221	$75,073

* Long term portion of income taxes payable pertaining to the 2017 Tax Cuts and Jobs Act one-time transition tax totaling $18.6 million is included in Other liabilities in the Company's Consolidated Balance Sheet.

Note 11. Other Current Assets

Other current assets at December 31, 2018 and December 31, 2017 consisted of the following:

	2018	2017
	(In thousands)
Prepaid expenses	$41,271	$29,347
Third party loan receivable	8,341	—
Sales taxes receivable from customers	6,409	2,218
Credit card merchant account balance receivable	939	1,008
Due from prior owners of acquired businesses for working capital settlements	973	284
Accrued interest receivable	233	515
Other	1,108	160
Total	$59,274	$33,532

Note 12. Other Current Liabilities

Other current liabilities at December 31, 2018 and December 31, 2017 consisted of the following:

	2018	2017
	(In thousands)
Weizmann upfront purchase consideration for 74.84% stake	$63,325	$—
Redemption liability for irrevocable option to reacquire 10% equity stake from PML	4,925	—
Pearl upfront purchase consideration	3,384	—
Lawson upfront purchase consideration	2,736	—
WDEV contingent liability (upfront cash consideration held in escrow account contingent upon acquired business' achieving the minimum specified annual net revenue thresholds)	2,367	—
Miles working capital liability	2,219	—
Via contingent additional consideration (based on any potential claims made by tax authorities and the receipt of refunds pertaining to certain advance tax payments and withholding taxes)	1,899	4,422
Mercury contingent consideration (based on customer retention)	720	—
Business Travels upfront purchase consideration	720	—
AHA Taxis upfront purchase consideration	224	—
Client deposits	2,980	71
Other	82	666
Total	$85,581	$5,159

Note 13. Property and Equipment

Property and equipment at December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(In thousands)
Computer equipment	$15,734	$11,051
Buildings	25,283	23,749
Land	10,479	5,930
Land improvements	7,195	6,906
Leasehold improvements	1,341	1,435
Furniture, fixtures and other	8,664	8,451
	68,696	57,522
Less accumulated depreciation and amortization	(18,402)	(15,818)
	$50,294	$41,704

Depreciation expense was $3.7 million, $3.8 million and $4.0 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 14. Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company matches 100% of an employee’s 1% contributed and 50% on the 2% contributed by an employee. Accordingly, the Company’s contributions to the Plan were $536 thousand, $610 thousand and $688 thousand for the years ending December 31, 2018, 2017 and 2016, respectively.

Note 15. Geographic Information

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

During 2018 the United States' revenues decreased $(14.9) million primarily due to a combination of decreased consulting services and a decrease of third party administrator services. Canada's revenues decreased by $(1.9) million primarily due to decreased revenue from professional services. Latin America's revenues decreased by $(1.3) million primarily due to a $(2.7) million decrease due to changes in foreign currency exchange rates, partially offset by increased professional services. Australia's revenues increased by $1.4 million primarily due to a combination of increased professional services and transaction fees, net of a $(922) thousand decrease due to changes in foreign currency exchange rates. India's revenue increased $134.5 million primarily due to the full year impact of 2017 acquisitions in addition to acquisitions made in 2018. Increases in Indonesia, Philippines, Singapore and United Arab Emirates are due to the full year impact of the November 2017 acquisition of Via. Mauritius revenues for 2018 consisted of $3.1 million for branding fees charged at airport kiosks.

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

The following enterprise wide information relates to the Company's geographic locations:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	External Revenues	Long-lived assets	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	in thousands
United States	$196,984	$390,551	$211,895	$394,112	$213,516	$385,723
Canada	5,611	5,846	7,522	6,601	6,328	6,411
Latin America	19,866	16,348	21,128	22,300	8,179	26,648
Australia	35,770	1,485	34,366	1,174	31,156	1,245
Singapore*	7,674	17,805	6,330	17,475	5,848	17,467
New Zealand	2,015	158	1,933	247	1,903	215
India*	196,372	672,699	61,857	338,130	14,153	83,082
Europe	15,387	23,880	17,062	25,687	17,211	21,766
Indonesia*	7,482	98	1,055	110	—	—
Philippines*	6,483	448	623	616	—	—
United Arab Emirates*	1,042	54,249	200	53,629	—	54,152
Mauritius*	3,140	—	—	—	—	—
	$497,826	$1,183,567	$363,971	$860,081	$298,294	$596,709

*India led businesses, except for portion of Singapore which is not part of EbixCash and United Arab Emirate long-lived assets pertain to intellectual property research and development activities located in Dubai which is not part of EbixCash either. Total revenue in the fourth quarter of 2018 for India led businesses was $65.9 million.

In the geographical information table above the significant changes to long-lived assets from December 31, 2017 to December 31, 2018 were comprised of a decrease in Latin America of $(6.0) million due to $(2.9) million of upfront cash consideration held in an escrow account reclassified as short term from long term and a (14.6)% weakening of the Brazilian Real versus the U.S. Dollar. An increase in India of $334.6 million primarily due to the impact of 2018 acquisitions, partially offset by a (8.2)% weakening of the India Rupee versus the U.S. Dollar. The Europe decrease of $(1.8) million is primarily due to a (5.6)% weakening of the British Pound versus the U.S. Dollar.

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

Note 16. Related Party Transactions

We consider Regions Bank ("Regions") to be a related party because Regions provides financing to the Company via a syndicated commercial banking facility (refer to Note 5 to these Consolidated Financial Statements), and because Regions is also a customer to whom the Company sells products and services. Revenues recognized from Regions were $221 thousand, $301 thousand, and $280 thousand for each of the years ending December 31, 2018, 2017, and 2016, respectively. Accounts receivable due from Regions were $74 thousand and $60 thousand at December 31, 2018 and 2017, respectively.

Note 17. Quarterly Financial Information (unaudited)
The following is the unaudited quarterly financial information for 2018, 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Year Ended December 31, 2018
Total revenues	$108,230	$124,626	$128,643	$136,327
Gross Profit	68,639	81,067	85,680	94,025
Operating income	33,896	38,315	39,238	41,530
Net income from continuing operations	$26,208	$29,180	$29,242	$8,509
Net income per common share:
Basic	$0.83	$0.93	$0.93	$0.27
Diluted	$0.83	$0.92	$0.92	$0.27
Year Ended December 31, 2017
Total revenues	$79,103	$87,387	$92,800	$104,681
Gross Profit	53,916	56,455	57,863	66,243
Operating income	25,690	26,539	27,911	33,081
Net income from continuing operations	26,427	23,434	24,184	26,573
Net income per common share:
Basic	$0.83	$0.74	$0.77	$0.84
Diluted	$0.83	$0.74	$0.76	$0.84
Year Ended December 31, 2016
Total revenues	$71,066	$72,574	$74,608	$80,046
Gross Profit	51,464	51,995	52,183	57,524
Operating income	24,763	23,564	24,293	27,661
Net income from continuing operations	22,159	22,992	24,067	24,629
Net income per common share:
Basic	$0.67	$0.70	$0.74	$0.76
Diluted	$0.67	$0.70	$0.74	$0.76

In some instances the sum of the quarterly basic and diluted net income per share amounts may not agree to the full year basic and diluted net income per share amounts reported on the Consolidated Statements of Income because of rounding.

Note 18. Investment in Joint Ventures

Effective December 1, 2018 Ebix entered into an agreement to acquire 74.84% controlling stake in India based Weizmann Forex Limited (BSE: WEIZFOREX) for $63.1 million. Ebix also made a 90-day time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders.

Effective October 1, 2018 Ebix acquired a 70% stake in AHA Taxis, a platform for on-demand inter-city cabs in India for $310 thousand. AHA focuses its attention on Corporate and Consumer inter-city travel primarily, with a network of thousands of registered AHA Taxis.

Effective October 1, 2018 Ebix acquired a 67% stake in Routier, a marketplace for trucking logistics for $413 thousand.

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

Effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is, also, a customer of the Ebix Vayam Limited JV, and during the twelve months ending December 31, 2018 and 2017 the Ebix Vayam Limited JV recognized $13.6 million and $16.9 million of revenue from Vayam, respectively, and as of December 31, 2018 Vayam had $32.0 million of accounts receivable with the Ebix Vayam Limited JV.

Effective September 1, 2015 Ebix and IHC formed a joint venture named EbixHealth JV. This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed certain portions of its CurePet investment, valued by the EbixHealth JV at $2.0 million, for its 40% membership interest in the EbixHealth JV. IHC contributed all if its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV and received a special distribution of $6.0 million. As per the joint venture agreement, any and all losses of the EbixHealth JV, (excluding certain severance payments to former employees of IHC Health Solutions, Inc.) through the period ending December 31, 2016 were allocated to IHC, and IHC was obligated to fund any negative cash flow during this period as a loan to the EbixHealth JV, with any remaining balance of said loan as of December 31, 2016 being then converted to contributed capital. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain is reflected as a component of other non-operating income in the accompanying Consolidated Statement of Income. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. IHC is also a customer of the EbixHealth JV, and during the twelve months ending December 31, 2018 and 2017 the EbixHealth JV recognized

$7.6 million and $13.0 million of revenue from IHC, respectively, and as of December 31, 2018 IHC had $395 thousand of accounts receivable with the EbixHealth JV. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the twelve months ending December 31, 2018 and 2017 the Company recognized zero and $228 thousand, respectively, of revenue from IHC, and as of December 31, 2018 IHC had $23 thousand of accounts receivable due to Ebix.

Note 19. Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, and the Company’s development of its property and casualty underwriting insurance data exchange platform servicing the London markets. During the year ended December 31, 2018 and 2017 the Company capitalized $5.7 million and $2.8 million, respectively, of such development costs. As of December 31, 2018 and 2017 a total of $11.7 million and $8.5 million, respectively, of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the year ended December 31, 2018 and 2017 the Company recognized $2.2 million and $2.2 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education products costs are immediately expensed. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years.

Note 20. Concentrations of Credit Risk

Credit Risk
The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at December 31, 2018. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Customer

               As previously disclosed in Note 18, effective February 7, 2016 Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the twelve months ending December 31, 2018 and 2017 the Ebix Vayam Limited JV recognized $13.6 million and $16.9 million of revenue from Vayam, respectively, and as of December 31, 2018 Vayam had $32.0 million of accounts receivable with the Ebix Vayam Limited JV.

Note 21. Subsequent Events

Dividends

The Company plans to continue with its quarterly cash dividend to the holders of its common stock, whereby a dividend in the amount of $0.075 per common share will be paid on March 15, 2019 to shareholders of record on February 28, 2019.

Acquisitions and Joint Ventures

On January 2, 2019 Ebix, exercised an irrevocable option to reacquire the 10% equity interest previously owned by Paul Merchants in the international remittance business in India for cash consideration of $5.0 million.

On January 4, 2019 Ebix entered into an agreement to acquire the assets of India based Essel Forex Limited, for approximately $8.0 million plus possible future contingent earn-out payments of up to $720 thousand based on earned revenues. Ebix will be funding the entire transaction in cash, using its internal cash reserves. Essel Forex has been one of the five largest Foreign exchange providers in India with a wide spectrum of related products including sales of all major Currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for the Corporate clients. Besides being a foreign exchange business partner to leading banks such as ICICI, Axis, Indus Ind, Yes and HDFC Bank, Essel Forex has been associated with Western Union and MoneyGram for inward money transfers.
On February 13, 2019 Ebix announced it had acquired an 80% controlling stake in India based Zillious Solutions Private Limited for $7.0 million plus possible future contingent earn-out payments of up to $2.0 million based on earned revenues. Zillious is an on-demand SaaS travel technology solution, with market leadership in the corporate travel segment in India.

Compensatory Arrangements of Certain Officers

On January 7, 2019, after reviewing the Chief Executive Officer’s performance under his compensation plan, the Compensation Committee and Chairman of the Audit Committee of Ebix, Inc. approved the grant of $600 thousand in shares of restricted common stock to the Chief Executive Officer of Ebix, Inc. based on the closing price of the Company’s common stock on January 7, 2019. As a result, the Chief Executive Officer was granted 13,541 shares of restricted common stock. One third of the shares vest after one year, and the remaining in eight equal quarterly installments.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed on October 5, 2018, the Audit Committee of the Company's Board of Directors solicited proposals from four major accounting firms and conducted an extensive evaluation process in connection with the selection of the Company's independent auditors. Following this process, on December 21, 2018, the Audit Committee appointed RSM US LLP ("RSM") to serve as the Company's independent auditor for fiscal year 2019. T R Chadha & Co. LLP (“TRC”) will continue as the Company's auditor for the fiscal year ending December 31, 2018. TRC was appointed to serve as the Company’s independent auditor for 2018 on October 5, 2018, replacing Cherry Bekaert LLP (“CBH”), as previously announced. CBH served as the Company’s auditor from 2008 through October 5, 2018.

In connection with the audits of the Company's consolidated financial statements for the fiscal years ended December 31, 2016 and 2017, and in the subsequent interim period through December 21, 2018 there were no disagreements with either TRC or CBH on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of TRC or CBH, as applicable, would have caused such former accounting firm to make reference to the matter in their report.

Except as provided in the succeeding sentence, there were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K during the two fiscal years ended December 31, 2016 and 2017 or in the subsequent period through December 27, 2018. The reports of CBH on the Company’s consolidated financial statements as of and for the years ended December 31, 2016 and 2017 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that CBH’s report on internal control over financial reporting expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2017 because of the effect of material weaknesses identified by Company management in the design of the Company’s controls over accounting for business combinations, the preparation of the income tax provision, and having contemporaneous documentation of significant acquisition related transactions.

The Company has provided TRC with a copy of the foregoing statements and has requested and received from TRC a letter addressed to the Securities and Exchange Commission stating whether or not TRC agrees with the above statements. A copy of the letter from TRC is attached as Exhibit 16. In October 2018, when the Company replaced CBH, the Company provided CBH with a copy of the foregoing statements and has requested and received from CBH a letter addressed to the Securities and Exchange Commission stating whether or not CBH agrees with the above statements. A copy of the letter from CBH is attached as Exhibit 16.2.

During the two most recent fiscal years and the subsequent interim period from January 1 to December 21, 2018 neither the Company nor anyone acting on behalf of the Company, consulted RSM regarding any of the matters or events set forth in Item 3.04(a)(2) of Regulation S-K.

The audit committee of the Company decided to continue with KPMG for Valuation and Ernst &Young for tax advice, tax provisioning and SOX work, for the year 2018 and 2019.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting is as of December 31, 2018 and did not include an assessment of the internal controls for the following operations: Centrum (acquired April 2018),

Smartclass (acquired April 2018), Indus (acquired July 2018), Mercury (acquired July 2018), Miles (acquired Aug 2018, Aha Taxis (acquired October 2018), Routier (acquired October 2018), Lawson (acquired December 2018) and Weizmann (acquired December 2018), for which the financial information for these business units are included in the accompanying 2018 consolidated financial statements of Ebix. These business units in the aggregate represented 18.0% of the Company's consolidated revenue, and 34.0% of the Company's consolidated assets for 2018 In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2018.

TR Chadha & Co. LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2018. TR Chadha & Co. LLP has issued their report which is included in this Annual Report on Form 10-K.

Remediation Plans

As previously disclosed, the Company had concluded that material weaknesses existed as of December 31, 2017. The Company engaged Ernst & Young LLP to assist in the review and analysis of the Company’s interim and annual income tax provision methodology, computations and financial reporting. The Company continued to further strengthen controls for income taxes in 2018 with the use of additional resources and expanded use of the independent third-party firm and outside legal tax counsel.

The Company engaged KPMG LLP to assist in the preparation and analysis of the Company’s Purchase Price Accounting and Goodwill Impairment procedures and calculations. The Company continued to further strengthen controls for Valuation Accounting in 2018 with the use of additional resources and expanded use of the independent third-party firms and outside legal counsel. In addition the Company continued to review its procedures surrounding Valuation Accounting, including enhanced internal review and documentation processes.

Management believes these remediation plans were effective in addressing the material weaknesses that existed as of December 31, 2017 and believes that we maintained effective internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

The remediation actions set forth above in “Remediation Plans” are changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) in of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Ebix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited internal control over financial reporting of Ebix, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders equity and cash flows for the year ended as of December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls for the operations in Centrum (acquired in April 2018), Smartclass (acquired in April 2018), Mercury Travel (acquired in July 2018), Leisure Corp (acquired in July 2018), Indus (acquired in July 2018), Miles (acquired in August 2018), AHA taxis (acquired in October 2018), Routier (acquired in October 2018) Lawson Travels (acquired in December 2018), and Weizmann Forex (acquired in December 2018) which are included in the 2018 financial statements of Ebix, Inc. and which constituted approximately 18% of the Company's consolidated revenues for the year ended December 31, 2018 and 34% of the Company’s consolidated assets as of December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting for the operations in Centrum, Smartclass, Mercury Travel, Leisure Corp, Indus, Miles, AHA taxis, Routier, Lawson Travels, and Weizmann Forex.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.

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

T R Chadha & Co LLP

New Delhi, India

March 1, 2019

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 .

•	Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

•	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:

•	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

•	Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
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

3.4*	Amendment to Certificate of Incorporation of Ebix, Inc. filed November 21, 2018
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

10.12
Amendment No.3 dated October 19, 2017 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 10-K filed March 1, 2018).

10.13
Amendment No.4 dated November 3, 2017 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 10-K filed March 1, 2018).

10.14
Amendment No.5 dated November 3, 2017 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 10-K filed March 1, 2018).

10.15
Amendment No.6 dated February 21, 2018 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed March 1, 2018).

10.16
Amendment No.7 dated April 9, 2018 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q filed August 9, 2018).

10.17*
Amendment No.8 dated November 27, 2018 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto

10.18**
Stock Appreciation Right Award Agreement dated April 10, 2018 by and between Ebix, Inc. and Robin Raina (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

10.19
Share Purchase Agreement dated April 2, 2018 by and between Centrum Retail Services Ltd/ Centrum Capital Ltd and Ebix, Inc./Ebix Fincorp Exchange PTE Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2018).

14.1
Ebix, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

16.1	Letter from T R Chadha & Co. LLP to the Securities and Exchange Commission dated December 24, 2018 (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed December 28, 2018).
16.2	Letter from Cherry Bekaert LLP to the Securities and Exchange Commission dated October 5, 2018 (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed October 5, 2018).
21.1*	Subsidiaries of the Company.
23.1*	Consent of TR Chadha & Co. LLP
23.2*	Consent of Cherry Bekaert LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

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
Date: March 1, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 1, 2019
(Robin Raina)
/s/ SEAN T. DONAGHY	Chief Financial Officer (principal financial and accounting officer)	March 1, 2019
(Sean T. Donaghy)
/s/ HANS U. BENZ	Director	March 1, 2019
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 1, 2019
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 1, 2019
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 1, 2019
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 1, 2019
(Hans Ueli Keller)
/s/ GEORGE W. HEBARD III	Director	March 1, 2019
(George W. Hebard III)
/s/ JOSEPH R. WRIGHT, JR.	Director	March 1, 2019
(Joseph R. Wright, Jr.)

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2018, December 31, 2017 and December 31, 2016
Allowance for doubtful accounts receivable (in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning balance	$4,143	$2,833	$3,388
Provision for doubtful accounts	3,571	1,713	1,515
Write-off of accounts receivable against allowance/Other	(745)	(403)	(2,070)
Ending balance	$6,969	$4,143	$2,833

Valuation allowance for deferred tax assets (in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning balance	$(35)	$(3,747)	$(5,979)
Decrease (increase)	(1,996)	3,712	2,232
Ending balance	$(2,031)	$(35)	$(3,747)