Form 10-K/A
EBIX INC
filed 2019-04-30
CIK 814549

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

As of April 25, 2019, the number of shares of Common Stock outstanding was 30,649,435. As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the Nasdaq Global Capital Market on such date, was approximately $1.81 billion (for this purpose, the Company has assumed that directors, executive officers and holders of more than 10% of the Company’s common stock are affiliates).

EXPLANATORY NOTE

On March 1, 2019, Ebix, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 30, 2019 (i.e., within 120 days after the end of the Company’s 2018 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we are including certain currently dated officer certifications.

The remainder of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 1, 2019, remains the same.

EBIX, INC.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following is certain information about each of the members of our current Board of Directors:

ROBIN RAINA, 52, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix in October 1997 as our Vice President-Professional Services and was promoted to Senior Vice President-Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India

Areas of Relevant Experience. Mr. Raina’s strategic direction for the Company and implementation of such direction has proven instrumental for the Company’s turnaround and growth.

HANS U. BENZ, 73, has been a director at Ebix since 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process-oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.

Areas of Relevant Experience. Mr. Benz’s former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.

PAVAN BHALLA, 56, has been a director since June 2004. He is currently the Executive Vice President - Global Service Operations for Aon Hewitt, and is based in Atlanta, Georgia. He has held this position since March 2015. Previously and since September 2011, Mr. Bhalla was Executive Vice President and India Managing Director at Aon Hewitt. Prior to this role, he was the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he held since October 2010. Prior to that, Mr. Bhalla served as Vice President for Hewitt Associates, and had been in this role since August 2006. Prior to his recent roles at Hewitt Associates and Harris Interactive, Mr. Bhalla served as the Senior Vice President-Finance of MCI Inc., a global telecommunications company, and supervised the financial management of MCI’s domestic business units. Prior to joining MCI in August 2003, Mr. Bhalla spent more than seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance from 1999 to 2002 and Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999. Mr. Bhalla holds a master’s degree in business administration from the University of Chicago’s Booth School of Business.

Areas of Relevant Experience. Mr. Bhalla has extensive hands-on relevant experience in corporate finance and international business transactions. His extensive accounting and financial background qualifies him as an audit committee financial expert under applicable SEC and the Nasdaq Stock Market Marketplace Rules (the “Nasdaq Marketplace Rules”).

NEIL D. ECKERT, 56, has been a director since 2005. Until April 2005, he served as Chief Executive Office of Brit and had been such since 1999. In 1995, he co-founded Brit as a listed investment trust company. In 2005, Mr. Eckert founded Climate Exchange PLC and was Chief Executive Officer until 2010 when the company was sold to InterContinental Exchange Inc. Mr. Eckert is Chairman of Micro Power Ltd, a business that specializes in developing and investing in small-scale alternative energy projects and technologies. He is a director of Evofem Inc. and is Non-Executive Chairman of Design Technology and Innovation Limited, a patenting and intellectual property company. He also served as a Non-Executive Director of Arthur J Gallagher (UK) Ltd until September 2015.

Areas of Relevant Experience. Mr. Eckert has an extensive background with experience of operating as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.

GEORGE W. HEBARD III, 45, has been a director since March 2015. Mr. Hebard was nominated pursuant to the Director Nomination Agreement. Mr. Hebard has served as a Managing Director of Barington Capital Group, a New York investment firm, since January 2014. Mr. Hebard also serves as Interim Principal Executive Officer and Interim Chief Operating Officer of Enzon Pharmaceuticals, Inc., a position he held as an employee from May 2012 to December 2013 and as a consultant since January 2014. From September 2011 to April 2012, Mr. Hebard was a Managing Director at Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. Prior to joining Icahn Capital, from January 2005 to September 2011, Mr. Hebard served as a Managing Director at Blue Harbour Group, an investment firm in Greenwich, Connecticut. Prior to Blue Harbour Group, Mr. Hebard served as a Managing Director at Ranger Partners from April 2002 to December 2003, and prior to Ranger Partners, Mr. Hebard was an Associate at Icahn Associates Corp. from August 1998 to April 2002. Mr. Hebard has been a director of Turning Point Brands, Inc. since May 2014 and is currently a member of its audit committee and is the chairman of its nominating and governance committee. Mr. Hebard was also a director of Enzon Pharmaceuticals, Inc. (Nasdaq: ENZN) from February 2012 to November 2013. He has an MBA from INSEAD and an A.B. in Economics from Princeton University.

Areas of Relevant Experience.  Mr. Hebard has extensive experience in managing companies with respect to their investments, capital structure, organization restructuring and governance.

ROLF HERTER, 55, has been a director since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter’s practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of IC Company’s Switzerland AG and Roccam Rocca Asset Management AG. He also serves as a supervisor of investments for several Swiss and German companies. Mr. Herter’s law firm, Streichenberg, represents and Mr. Herter is a director of, the Rennes Foundation, a holder of 10.9% of Ebix’s outstanding common stock.

Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs.

HANS UELI KELLER, 66, has been a director since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1996, and head of marketing from 1985 to 1992. He is presently also serving as a member of the Board of Engel & Voelkers Commercial, Switzerland, a commercial real estate broker company. He serves as chairman of the board of Helvetica Property Investors AF, Zurich, a real estate fund and asset management company.

Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.

JOSEPH R. WRIGHT, JR., 80, has been a director since January 2015. Mr. Wright was nominated pursuant to the Director Nomination Agreement. Mr. Wright serves as Chairman of Tempus Applied Solutions Holding, Inc., Senior Advisor to the Chart Group and Comvest Group and Chairman of the Investment Committee of ClearSky Fund. Mr. Wright is currently on the Boards of Cowen Group Inc., Adayana and Priority Holdings. Previously, he served as Chairman of Intelsat, CEO of PanAmSat, Chairman of GRC International, Executive Chairman of MTN Satellite Communications and CEO of Scientific Games Corporation, all who provided communication and other services to governments around the world. He was also Co-Chairman of Baker & Taylor Holdings and EVP/Vice Chairman of W.R. Grace & Company and Senior Advisor of Providence Equity LLC. In the 1980s, he served as Deputy Director and Director of the United States Office of Management and Budget under President Ronald Reagan, serving in the Cabinet and Executive Office of the President from 1982 to 1989. From 1981 to 1982, he served as Deputy Secretary of the United States Department of Commerce and later on the President’s Export Council as Chairman of the Export Control Subcommittee. He also served on President Obama’s Defense Business Board.

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

     SEAN T. DONAGHY, 53, joined Ebix on September 15, 2006 as a Controller and in April 2014 he was named Chief Accounting Officer. Effective January 3, 2017 Mr. Donaghy was appointed as the Company’s Chief Financial Officer. Mr. Donaghy has over 28 years of accounting experience, including 23 years in a management capacity and 18 years of financial reporting for public software companies.

GRAHAM PRIOR, 62, serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd., for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the company’s worldwide product development initiatives. Mr. Prior is a chartered accountant and holds a Bachelor of Commerce and Administration degree from Victoria University, Wellington, New Zealand.

LEON d’APICE, 62, serves as the Company’s Executive Vice President and Managing Director - Ebix Australia Group Head. Mr. d’Apice has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd. for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australian business units. Mr. d’Apice holds a Bachelor of Commerce degree with a major in Accounting and Financial Management from the University of New South Wales, Australia.

JAMES SENGE, SR., 58, serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix (as a result of the business acquisition of Acclamation Systems, Inc. in 2008) since 1979. During his over 32 years with Acclamation/Ebix, Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day- to-day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end-to-end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

Corporate Governance
The following table lists our three board committees, the directors who served on them as of the end of 2018 and the number of committee meetings held in 2018.

Name	Audit	Compensation	Corporate Governance and Nominating
Mr. Bhalla	C
Mr. Benz	•	•
Mr. Eckert			C
Mr. Herter			•
Mr. Keller	•	C
Mr. Raina
Mr. Wright			•
Mr. Hebard
2018 Meetings	5	8	2

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

The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, holds the authority to approve or remove the independent registered public accounting firm and to pre-approve the audit and any non-audit service to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee has three members, who currently are Messrs. Bhalla (Chairman), Benz and Keller. After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the Nasdaq listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2018. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that during 2018 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except for Mr. Benz, who filed one Form 4 one day late and one Form 4 two days late; Mr. Bhalla, who filed one Form 4 twenty-seven days late and one Form 4 two days late; Rennes Fondation, which filed one Form 4 four days late; Mr Eckert, Mr. Keller, Mr. Herter, Mr. Wright and Mr. Hebard, who each filed one Form 4 two days late and Mr. d’Apice, who filed one Form 4 sixteen days late and one Form 4 eighteen months late.

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

On August 25, 2016, the Compensation Committee increased the base salary of Mr. Raina, the Company’s President and Chief Executive Officer (CEO), from $1,300,000 to $2,400,000, in recognition of his leadership and significant contributions to the growth of the Company and the creation of stockholder value. This was the first increase to the CEO’s base salary since 2012. There was no increase in Mr. Raina’s base salary in 2018.

Short-term incentives. The stockholders approved a Bonus Plan for Mr. Raina at the 2016 Annual Meeting. The Bonus Plan provides for the payment of annual cash incentive awards to the Company’s Chief Executive Officer based upon the achievement by the Company of specified performance goals. The Bonus Plan was intended to preserve the Company’s federal income tax deduction for annual incentive payments to the CEO by meeting the requirements for “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) (or any successor provision). However, Section 162(m) of the Code was amended in December 2017 as discussed below. Participation in the Bonus Plan is limited to the CEO of the Company. The Company does not anticipate that compensation paid to any of its other executive officers will be subject to the compensation deduction limits of Section 162(m). The Bonus Plan provides that Mr. Raina is eligible to receive cash incentives in connection with a particular fiscal year during the term of the Bonus Plan if the Company meets or exceeds certain performance goals (“Performance Goals”) set each year by the Compensation Committee. Not later than ninety (90) days after the commencement of any fiscal year during the term of the Bonus Plan (or such other date as may be permitted or required by Section 162(m)), and at a time when the outcome is uncertain, the Compensation Committee will set in writing Performance Goals based on one or more of the following business criteria:

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

On January 7, 2019, the Compensation Committee, in consultation with the entire Board, granted 13,541 shares of restricted stock to Mr. Raina under the 2010 Plan. The shares vest over a three-year period. The first one-third of these awards vest on January 7, 2020 and the remaining two-thirds vest in quarterly installments over the next eight quarters.

Use of Compensation Consultants and Benchmarking

During 2018, the Compensation Committee did not retain any compensation consultants or engage in any formal benchmarking; however the Compensation Committee engaged the services of Korn Ferry in connection with its review of the ABA in December of 2017. As required by the Settlement Agreement, described below, the Company intends to retain an outside compensation consulting firm in May 2019 to review and evaluate the compensation arrangements for the Company’s executive officers for future periods
.

Other Compensation Components

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

Section 162(m). For 2017 and earlier, Section 162(m) imposed a $1.0 million limit on the amount that a publicly traded company may deduct for compensation paid to its chief executive officer and its next three most highly compensated executives, excluding the chief financial officer. This limitation did not apply to pay that qualifies as “performance-based compensation.” In order to qualify as performance-based, compensation must, among other things, be based solely on the attainment of pre-established, objective goals under a stockholder approved plan with no discretion permitted in determining award payouts. However, the Tax Cuts and Jobs Act adopted in December 2017 made significant changes to Section 162(m) of the Code that impacted public companies, including our company. Starting with the 2018 fiscal year, only performance-based compensation that is paid pursuant to a binding contract in effect on November 2, 2017 is exempt from the $1,000,000 deduction limit. Accordingly, any compensation that we paid pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1,000,000 deduction limit. In addition, the $1,000,000 deduction limit applies to a broader group of executives, including the chief financial officer and any individual who serves as our chief executive officer or chief financial officer at any time after January 1, 2018, plus any executive who is among our three most highly compensated executive officers for any fiscal year beginning with 2018. While the Bonus Plan described above was intended to preserve the Company’s federal income tax deduction for annual incentive payments to the CEO by meeting the requirements for “qualified performance-based compensation” under Section 162(m), as a result of these changes made to Section 162(m) the Bonus Plan, to the extent changed after November 2, 2017 will no longer be excluded from the $1.0 million limitation. In order to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, some of the compensation that we provide to our executive officers may not be deductible.

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

Compensation Committee Conclusion

Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company’s CEO and other executive officers with those of stockholders. The Compensation Committee believes that Ebix’s 2018 compensation program met these objectives. Likewise, based on our review, the Compensation Committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company’s CEO and other named executive officers in the aggregate to be reasonable and not excessive.

 Acquisition Bonus Agreement, April SAR Agreement and Amended SAR Agreement

On April 10, 2018, the Company entered into a Stock Appreciation Right Award Agreement (the “April SAR Agreement”) with Robin Raina, the Company’s Chairman, President and Chief Executive Officer. The April SAR Agreement replaced the Acquisition Bonus Agreement (the “ABA”) between the Company and Mr. Raina, dated July 15, 2009.

In recent years, certain claims have been raised by stockholders in litigation in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) challenging, among other things, the validity and interpretation of certain terms of the ABA and, subsequently, the April SAR Agreement (the “Litigation”). In connection with the Litigation, Mr. Raina asserted a conditional cross-claim against the Company for reformation of the ABA. The terms of the ABA generally provided that if Mr. Raina was employed by the Company upon the occurrence of: (i) an event in which more than 50% of the voting stock of the Company was sold, transferred, or exchanged, (ii) a merger or consolidation of the Company, (iii) the sale, exchange, or transfer of all or substantially all of the Company’s assets, or (iv) the acquisition or dissolution of the Company (each, an “Acquisition Event”), the Company would pay Mr. Raina a cash bonus based on a formula that was disputed by Plaintiffs in the Litigation and a tax gross-up payment for excise taxes that would be imposed on Mr. Raina for the cash bonus payment. Upon the execution of the April SAR Agreement, the ABA was terminated and each party relinquished their respective rights and benefits under the ABA

Upon the effective date of the April SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event, each of the SARs entitled Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with the Acquisition Event over the base price of $7.95 per share. Although the SARs were not granted under the Company’s 2010 Stock Incentive Plan (the “Plan”), the April SAR Agreement incorporated certain provisions of the Plan, including the provisions requiring equitable adjustment of the number of SARs and the base price in connection with certain corporate events (including stock splits). Under the terms of the April SAR Agreement, Mr. Raina would have been entitled to receive full payment with respect to the SARs if either he (i) were employed by the Company on the closing date of an Acquisition Event or (ii) had been involuntarily terminated by the Company without cause (as defined in the April SAR Agreement) within the 180-day period immediately preceding an Acquisition Event. All of the SARs would have been forfeited if Mr. Raina’s employment had been terminated for any other reason prior to the closing date of an Acquisition Event.

In addition, while Mr. Raina was employed by the Company and prior to an Acquisition Event, the April SAR Agreement provided that the Company’s Board would determine annually whether a “shortfall” (as described below) existed as of the end of the immediately preceding fiscal year. In the event the Board determined that a shortfall existed, Mr. Raina would have been granted additional SARs (or, in the Board’s sole discretion, additional restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). Under the terms of the April SAR Agreement, a shortfall existed if: (A) the sum of (i) the number of common shares deemed to be owned by Mr. Raina as of the effective date of the April SAR Agreement, plus (ii) the number of SARs granted to Mr. Raina (including any Shortfall Grants), plus (iii) the number of shares underlying any previously granted Share Grant, was less than 20% of (B) the sum of (i) the number of SARs granted to Mr. Raina (including any Shortfall Grants), plus (ii) the number of outstanding shares reported by the Company in its audited financial statements as of the end of the immediately preceding fiscal year. Under the terms of the April SAR Agreement, if the Board elected to make a Shortfall Grant in respect of such shortfall, such SARs would have been subject to the same terms and conditions as the SARs initially granted under the April SAR Agreement. If the Board elected to make a Share Grant in respect of such shortfall, such restricted shares or restricted stock units would have had such terms and conditions as determined by the Board, but generally would have followed the terms of the restricted shares or restricted stock units granted to other executives of the Company at or about the time of such Share Grant, but no Share Grant would have vested more rapidly than one-third of such Share Grant prior to the first anniversary of the grant date, with the remainder vesting in eight equal quarterly installments following the first anniversary of the grant date. The April SAR Agreement also provided for the Company to make tax gross-up payments for excise taxes that would be imposed on Mr. Raina in respect of any payments (other than any payments with respect to any Share Grants) made in connection with a change in control of the Company under Section 4999 of the Internal Revenue Code.

In connection with the foregoing Litigation, on January 23, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) pursuant to which the parties agreed, subject to approval by the Delaware Court of Chancery, to settle and resolve the Litigation pursuant to the terms set forth in the Settlement Agreement (the “Litigation Settlement”). Thereafter, notice of the Litigation Settlement was prepared and mailed on February 4, 2019 (the “Notice”). On April 5, 2019, the Delaware Court of Chancery determined that the Litigation Settlement was fair, reasonable, adequate and in the best interest of the plaintiffs, the class and the Company, and entered an Order and Final Judgment approving the Litigation Settlement. The Litigation Settlement includes, among other things, the adoption and entry into an Amended Stock Appreciation Right Award Agreement (the “Amended SAR Agreement”), as well as certain governance measures set forth in the Settlement Agreement. The Amended SAR Agreement was negotiated as part of the Litigation Settlement and will become effective upon Final Approval (as defined in the Settlement Agreement) of the Litigation Settlement, and includes the following changes and modifications to the April SAR Agreement:

a)     Mr. Raina will commit to continue to serve and not resign as the Company’s Chief Executive Officer for at least two years following Final Approval of the Litigation Settlement.

b)     any shares paid, awarded or otherwise received by Mr. Raina as compensation after the effective date of the Amended SAR Agreement, including any shares received by Mr. Raina from the exercise of any options granted after the effective date of the April SAR Agreement or from the grant or vesting of any restricted shares or settlement of any restricted stock units granted after the effective date of the April SAR Agreement (but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants), will be excluded from the outstanding shares for purposes of the Board’s annual shortfall determination;

c)     if an Acquisition Event occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause (as defined in the Amended SAR Agreement), 1,000,000 SARs will be deemed accrued and will be eligible to vest on the closing date of the Acquisition Event, which number will be increased by 750,000 SARs beginning on the first anniversary of Final Approval of the Litigation Settlement and each anniversary thereafter (subject in each case to Mr. Raina’s continued employment on each anniversary date), until 100% of the SARs (including any Shortfall Grants) have accrued and are eligible to vest on the closing date of an Acquisition Event that occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause; provided, however, that, (i) no additional SARs will accrue following the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, (ii) any accrued SARs will be forfeited if an Acquisition Event does not occur prior to the tenth anniversary of the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, and (iii) all of the SARs will be forfeited if Mr. Raina’s employment terminates for any other reason prior to the closing date of an Acquisition Event; and

d)     the obligation of the Company to make tax gross-up payments for excise taxes that would be imposed on Mr. Raina in respect of any payments made in connection with a change in control of the Company will be eliminated.

Stockholder Advisory Vote

At the last Annual Meeting of Stockholders, approximately 66% of the votes cast by the Ebix stockholders present in person or by proxy and entitled to vote at the Annual Meeting and on the proposal were cast in support of the compensation of the Company’s named executive officers, as discussed and disclosed in the proxy statement. The Board and the Compensation Committee appreciate and value the views of our stockholders. After discussions with certain Ebix stockholders, the Company understands that a portion of the negative vote was directed at the ABA, theApril SAR Agreement and the related litigation described above.

The Board and Mr. Raina terminated the ABA and entered into the April SAR agreement. In addition, the April SAR Agreement will be replaced by the Amended SAR Agreement pursuant to the Litigation Settlement as described above. Going forward, future advisory votes on executive compensation will serve as an additional tool to guide the Board and the

Compensation Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.

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
.

 Compensation Committee Report

The Compensation Committee has reviewed and discussed with the Company’s Chief Executive Officer and Chief Financial Officer the above Compensation Disclosure and Analysis. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this amendment to the Form 10-K.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total
Robin Raina, President,	2018	$2,400,000		$2,000,000	(2)	$—	$—	$—		$9,751	(3)	$4,409,751
Chief Executive Officer	2017	$2,400,000		$1,000,000		$3,000,000	$—	$—		$8,038	(3)	$6,408,038
and Chairman of the Board	2016	$2,492,308		$—		$—	$—	$—		$9,975	(3)	$2,502,283
Sean T. Donaghy,	2018	$181,693		$30,000		$—	$—	$—		$2,724	(4)	$214,417
Chief Financial Officer and Secretary	2017	$157,500		$30,000		$—	$—	$—		$2,345	(4)	$189,845
Graham Prior,	2018	$161,694		$—		$—	$—	$—		$—	(5)	$161,694
Corporate Senior	2017	$163,064		$—		$—	$—	$—		$—	(5)	$163,064
Vice President	2016	$150,723		$—		$—	$—	$—		$—	(5)	$150,723
Leon d'Apice,	2018	$224,400	(6)	$—		$—	$—	$—	(6)	$20,785	(6)	$245,185
Managing Director-	2017	$226,848	(6)	$100,000		$—	$—	$—	(6)	$27,318	(6)	$354,166
Ebix Australia Group	2016	$200,882	(6)	$—		$—	$—	$—	(6)	$15,531	(6)	$216,413
James Senge, Sr.,	2018	$225,000		$—		$—	$—	$—		$3,075		$228,075
Senior Vice President	2017	$225,000		$—		$—	$—	$—		$3,075		$228,075
EbixHealth	2016	$233,654		$—		$150,000	$—	$—		$3,193		$386,847

Footnotes

(1)	These amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock compensation, based on the stock price on the date of grant.

(2)	2018 bonus of $2,000,000 was earned in 2018 and paid in 2019.

(3)
Amount includes a Company matching contribution to a 401(k)/Retirement Plan of $3,751 in 2018, $ 2,038 in 2017 $3,975 in 2016.  Also includes a $6,000 allowance for miscellaneous business and travel expenses per year.

(4)	Mr. Donaghy was named Chief Financial Officer effective January 3, 2017.

(5)
Mr. Prior was compensated in Singapore Dollars. For 2018, all sums were derived by using the exchange rate of .7417. For 2017 all sums were derived by using the exchange rate of .75554. For 2016, all sums were derived by using the exchange rate of 0.69139

(6)
Mr. d’Apice was compensated in Australian Dollars. For 2018, all sums were derived by using the exchange rate of .7480. For 2017, all sums were derived by using the exchange rate of December 31, 2017 of 0.7805. For 2016, all sums were derived by using the exchange rate as of December 31, 2016 of 0.72261

(7)	Reflects a 401(k) superannuation in Australia which is accessible after age 65.

Grants of Plan-Based Awards for 2018

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Robin Raina		—	—	—	—	—	—	$—
Sean T. Donaghy		—	—	—	—	—	—	$—
Graham Prior		—	—	—	—	—	—	$—
Leon d' Apice		—	—	—	—	—	—	$—
James Senge, Sr		—	—	—	—	—	—	$—

Outstanding Equity Awards at 2018 Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)		($)	(#)	($)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	—	—	—	$—		20,390	(1)	$867,798	—	$—

Sean T. Donaghy, Chief Financial Officer and Secretary	—	—	—	$—	—	144	(2)	$6,129	—	$—

Graham Prior, Corporate Senior Vice President	—	—	—	$—	—	—		$—	—	$—

Leon d'Apice, Managing Director, Ebix Australia Group	—	—	—	$—	—	—		$—	—	$—

James Senge, Sr., Senior Vice President, EbixHealth	—	—	—	$—	—	541	(3)	$23,025	—	$—

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 40,780 shares of Company common stock on July 25, 2017 of which 20,390 shares were unvested as of December 31, 2018.

(2)	Sean T. Donaghy was awarded restricted stock grants by the Compensation Committee of 864 shares Company common stock on May 16, 2016 of which 144 shares were unvested as of December 31, 2018.
(3)	James Senge, Sr. was awarded restricted stock grants by the Compensation Committee of 3,243 shares of restricted stock on May 16, 2016, of which 541 shares were unvested as of December 31, 2018.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Acquired	Value Realized on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($) (1)	(#)	($) (2)
Robin Raina, President, Chief Executive Officer and Chairman of the Board	—	$—	32,895	$3,753,458
Sean T. Donaghy—Chief Financial Officer and Secretary	—	$—	288	$20,946
Graham Prior, Corporate Senior Vice President	—	$—	—	$—
Leon d'Apice, Managing Director, Ebix Australia Group	—	$—	—	$—
James Senge, Sr., Senior Vice President, EbixHealth	—	$—	1,081	$78,546

(1)	Reflects the excess of the fair market value of the shares at the time of exercise over the exercise price of the options.
(2)	Reflects the fair market value of the shares on the vesting date.

Pension Benefits and Nonqualified Deferred Compensation
The Company does not sponsor or maintain any tax-qualified defined benefit plans, supplemental executive retirement plans or nonqualified deferred compensation plans.
Potential Payments for Mr. Raina Upon a Change of Control

Below is the description of severance payments that Mr. Raina would have received under the April SAR Agreement had certain events occurred in 2018.  As described above, under the "Acquisition Bonus Agreement, April SAR Agreement and Amended SAR Agreement" section, the April SAR Agreement will be replaced by the Amended SAR Agreement upon Final Approval (as defined in the Settlement Agreement) of the Litigation Settlement.  The below disclosure is the Company’s disclosure of potential payments under the original April SAR Agreement, as that was the agreement in place as of December 31, 2018.

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

Annually, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Board shall determine whether a “shortfall” (as defined in the April SAR Agreement) existed as of the end of the immediately preceding fiscal year. In the event the Board determines that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). A “shortfall” will exist if the sum of the number of Company’s common shares deemed to be owned by Mr. Raina as of the date of the SAR Agreement (3,676,540 shares), the number of SARs granted to Mr. Raina, and the number of shares underlying any previously granted Shortfall Grant is less than twenty percent (20%) of the sum of the number of SARs and the number of outstanding shares reported by the Company in its audited financial statements as of the end of the immediately preceding fiscal year.

No Shortfall Grant was made for 2018. As a result, in the event that an Acquisition Event had occurred on December 31, 2018, and assuming that the Company received Net Proceeds of  $42.56 per share (the closing price of the Company’s common stock on December 31, 2018), Mr. Raina would have received a $206.1 million payment upon the Acquisition Event, which payment does not include a tax gross-up payment described above. As noted above, the April SAR Agreement will be replaced with the Amended SAR Agreement upon Final Approval (as defined in the Settlement Agreement) of the Litigation Settlement

Pay Ratio Disclosure

On August 5, 2015, the SEC adopted new rules implementing the pay ratio disclosure requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). These rules require reporting companies to disclose the ratio of the annual compensation of the company's median employee to the annual compensation of its principal executive officer.

The 2018 annual total compensation of our CEO Mr. Raina was $4,400,000, the 2018 annual total compensation of our median compensated employee was $12,705, and the ratio of those amounts is 346 to 1. The 2018 annual total compensation of our median compensated US employee was $84,085 ; and the ratio of those amounts is 52 to 1. For purposes of identifying the median compensated employee, we took into account salary, bonus, and fair market value of the shares on the vesting date during the year for all our employees as of December 31, 2018. We annualized this compensation for employees who did not work the entire year, except for employees designated as seasonal or temporary.

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
Director Compensation

On December 31, 2018, the Board granted to each non-employee director 6,000 stock options of which one-fourth will vest on December 31, 2019, and the remaining options will vest ratably each quarter in the years 2020, 2021 and 2022. In addition each non-employee director received an annual cash retainer of $25,000 during 2018. Mr. Keller received an additional cash retainer of $16,000 for serving as the Compensation Committee Chairman and $8,000 for serving on the Audit Committee. Mr. Benz received an additional cash retainer of $8,000 for serving on the Audit Committee and $8,000 for serving on the Compensation Committee. Mr. Bhalla received an additional cash retainer of $24,000 for serving as the Audit Committee Chairman and $8,000 for serving on the Audit Committee
.
Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards ($)	Total ($)
Pavan Bhalla	$57,000	$70,815	$127,815
Hans Ueli Keller	$49,000	$70,815	$119,815
Hans U. Benz	$41,000	$70,815	$111,815
Neil D. Eckert	$25,000	$70,815	$95,815
Rolf Herter	$25,000	$70,815	$95,815
Joseph Wright, Jr.	$25,000	$70,815	$95,815
George Hebard, III	$25,000	$70,815	$95,815

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2018:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	24,187
Hans Ueli Keller	27,250
Hans U. Benz	24,000
Neil D. Eckert	33,000
Rolf Herter	30,750
Joseph Wright, Jr.	24,000
George Hebard, III	24,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2018, we maintained the 1996 Stock Incentive Plan, as amended and restated in 2006 and the 2010 Ebix Equity Incentive Plan as approved by our stockholders. The table below provides information as of December 31, 2018 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights		Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
—1996 Stock Incentive Plan, as amended and restated in 2006	—		$—	1,097,563
—2010 Stock Incentive Plan	162,000		$42.75	4,214,520
Equity Compensation Plans Not Approved by Security Holders	5,953,975	(1)	N/A	N/A
Total	6,115,975		$42.75	5,312,083

(1) These are the SARs granted to Mr. Raina under the April SAR Agreement

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Current Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Robin Raina(3)	3,911,182	12.8%
Neil D. Eckert(4)	101,492	*
Rolf Herter(5)	93,928	*
Leon d’Apice	69,528	*
Hans Ueli Keller(6)	61,971	*
Hans U. Benz(7)	54,875	*
Pavan Bhalla(8)	33,553	*
James S. Senge, Sr.	18,506	*
Graham Prior	16,784	*
Joseph R. Wright(9)	13,875	*
George Hebard(10)	12,976	*
Sean Donaghy	6,571	*
Directors and executive officers as a group (12 persons)(11)	4,395,241	14.3%

Other Beneficial Holders

FMR LLC(12)	3,820,386	12.5%
Blackrock Inc. (13)	3,367,703	11.0%
Rennes Foundation (14)	3,215,981	10.5%
The Vanguard Group (15)	2,309,247	7.5%

*	Less than 1%.

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

(2)    In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days held by such individual or group, but are not deemed outstanding by any other person or group. Percentage is based on 30,649,435 shares of our common stock outstanding as of April 25, 2019.

(3)    Mr. Raina’s ownership includes: (a) 108,650 shares of restricted stock and (b) 217,064 shares held as trustee for the Robin Raina Foundation, a 501(c) charity organization, which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company and to which Mr. Raina disclaims any beneficial ownership. The Federal Tax ID Number for the foundation is 51-0497387. The address of Mr. Raina is 1 Ebix Way, Johns Creek, Georgia 30097.

(4) Mr. Eckert’s ownership includes options to purchase 22,875 shares of our common stock which are exercisable as of April 25, 2019, or that will become exercisable within 60 days after that date.
(5) Mr. Herter’s ownership includes options to purchase 20,625 shares of our common stock which are exercisable as of April 25, 2019, or that will become exercisable within 60 days after that date.
(6) Mr. Keller’s ownership includes options to purchase 17,125 shares of our common stock which are exercisable as of April 25, 2019, or that will become exercisable within 60 days after that date.
(7) Mr. Benz’s ownership includes options to purchase 13,875 shares of our common stock which are exercisable as of April 25, 2019, or that will become exercisable within 60 days after that date.
(8) Mr. Bhalla’s ownership includes options to purchase 14,062 shares of our common stock which are exercisable as of April 25, 2019, or that will become exercisable within 60 days after that date.
(9) Mr. Wright’s ownership includes options to purchase 13,875 shares of our common stock which are exercisable as of April 25, 2019, or that will become exercisable within 60 days after that date.
(10) Mr. Hebard’s ownership includes options to purchase 13,875 shares of our common stock which are exercisable as of April 25, 2019, or that will become exercisable within 60 days after that date.
(11) Includes options to purchase 116,312 shares of our common stock which are exercisable as of April 25, 2019, or that will become exercisable within 60 days after that date.
(12) Ownership consists of shares of our common stock beneficially owned by FMR LLC, certain of its subsidiaries and affiliates, and other companies (“FMR”) as disclosed on its joint Schedule 13G/A filed with the SEC on February 13, 2019. The address of FMR is 245 Summer Street, Boston, Massachusetts 02210.

(13)    Ownership consists of shares of our common stock beneficially owned by Blackrock, Inc. and its wholly-owned subsidiaries (“Blackrock”) as disclosed on its Schedule 13G/A filed with the SEC on January 28, 2019. The address of Blackrock is 55 East 52nd Street, New York, New York 10055.

(14) The address of the Rennes Fondation is Rätikonstrasse 13, Vaduz, Principality of Liechtenstein FL-9490. Although Mr. Herter is a director of Rennes Fondation, he disclaims any beneficial ownership of the shares held by Rennes Fondation.

(15)    Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiaries (collectively, “Vanguard”), as disclosed on Vanguard’s joint schedule 13G/A filed with the SEC on February 11, 2019. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

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

Rahul Raina is the Company’s Corporate Vice President Sales Ebix RCS & A.D.A.M. International Business Development and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During 2018 and 2017 he was paid a salary of $150,000 and $135,000, respectively, and received a cash bonus of $0 in 2018 and $20,000 in 2017. He received no share-based compensation awards in either 2018 or 2017.

During the year ended December 31, 2018 and 2017, Ebix did not donate to the Robin Raina Foundation, a non-profit 501(c) charity in support of the cause of building and providing homes for the severely underprivileged in India.

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

The Board has determined that, as of January 1, 2018, the following seven of the Company’s directors are independent under the Nasdaq Marketplace Rules: Messrs. Benz, Bhalla, Eckert, Hebard, Herter, Keller and Wright. Mr. Raina, as a management director, participates in the Board’s activities and provides valuable insight and advice.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm

As previously announced, the Audit Committee appointed RSM US LLP ("RSM") to serve as the Company's independent auditor for fiscal year 2019. T. R. Chadha & Co. (“TRC”) served as Ebix’s registered public accountants for the year ended December 31, 2018. Cherry Bekaert LLP (“CB”) served as Ebix’s registered public accountants for the year ended December 31, 2017

The following tables presents fees billed for professional services rendered for the audit of our annual financial statements for 2018 and 2017 and fees billed for other services rendered during 2018 by TRC and during 2017 by CB, our independent registered public accounting firm during these periods.

Services Rendered by T R Chadha & Co LLP	2018	2017
Audit Fees (1)	$450,000	$—
Audit Related Fees (2)	$—	$—
Tax Compliance Service Fees	$—	$—
All Other Fees (3)	$—	$—

Services Rendered by Cherry Bekaert LLP	2018	2017
Audit Fees (1)	$280,000	$610,000
Audit Related Fees (2)	$—	$11,000
Tax Compliance Service Fees	$35,000	$75,000
All Other Fees (3)	$105,726	$31,500

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

Date: April 30, 2019