Form 10-Q
period 2019-03-31
EBIX INC
filed 2019-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, $0.10 par value per share	EBIX	Nasdaq Stock Market
As of May 8, 2019 the number of shares of common stock outstanding was 30,528,127.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating revenue	$142,924	$108,230

Operating expenses:
Cost of services provided	45,929	39,591
Product development	11,242	8,434
Sales and marketing	6,121	3,998
General and administrative, net (see Note 1)	21,444	19,504
Amortization and depreciation	4,057	2,807
Total operating expenses	88,793	74,334

Operating income	54,131	33,896
Interest income	350	121
Interest expense	(9,818)	(4,847)
Non-operating income	3	53
Non-operating expense - litigation settlement	(20,452)	—
Foreign currency exchange loss	(255)	(641)
Income before income taxes	23,959	28,582
Income tax benefit (expense)	1,084	(2,126)
Net income including noncontrolling interest	25,043	26,456
Net income (loss) attributable to noncontrolling interest	(667)	248
Net income attributable to Ebix, Inc.	$25,710	$26,208

Basic earnings per common share attributable to Ebix, Inc.	$0.84	$0.83

Diluted earnings per common share attributable to Ebix, Inc.	$0.84	$0.83

Basic weighted average shares outstanding	30,524	31,482

Diluted weighted average shares outstanding	30,604	31,659

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net income including noncontrolling interest	$25,043	$26,456
Other comprehensive income (loss):
Foreign currency translation adjustments	3,482	(4,759)
Total other comprehensive (loss) income	3,482	(4,759)
Comprehensive income	28,525	21,697
Comprehensive income (loss) attributable to noncontrolling interest	(667)	248
Comprehensive income attributable to Ebix, Inc.	$29,192	$21,449

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$76,999	$147,766
Short-term investments	19,417	31,192
Restricted cash	29,743	8,317
Fiduciary funds- restricted	3,395	6,491
Trade accounts receivable, less allowances of $6,619 and $6,969, respectively	162,155	174,340
Other current assets	60,838	59,274
Total current assets	352,547	427,380

Property and equipment, net	50,012	50,294
Right-of-use assets	19,005	—
Goodwill	965,640	946,685
Intangibles, net	48,559	51,448
Indefinite-lived intangibles	42,055	42,055
Capitalized software development costs, net	12,905	11,742
Deferred tax asset, net	58,686	54,629
Other assets	31,583	26,714
Total assets	$1,580,992	$1,610,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$121,180	$130,221
Accrued payroll and related benefits	8,334	9,227
Cash overdraft	18,925	17,841
Fiduciary funds- restricted	3,395	6,491
Short-term debt	1,441	3,990
Current portion of long term debt and financing lease obligation, net of deferred financing costs of $575	16,368	14,603
Lease liability	6,046	—
Contingent liability for accrued earn-out acquisition consideration	2,291	13,767
Accrued litigation settlement	19,652	—
Contract liabilities	33,173	35,609
Other current liabilities	11,349	85,679
Total current liabilities	242,154	317,428

Revolving line of credit	438,037	424,537
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $1,666 and $1,811, respectively	271,075	274,716
Other liabilities	27,848	28,287
Contingent liability for accrued earn-out acquisition consideration	10,175	11,209
Contract liabilities	8,649	9,051
Deferred tax liability, net	1,282	1,282
Lease liability	12,724	—
Total liabilities	1,011,944	1,066,510

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,523,756 issued and outstanding, at March 31, 2019, and 30,567,725 issued and outstanding at December 31, 2018	3,052	3,057
Additional paid-in capital	4,350	3,397
Retained earnings	556,364	535,118
Accumulated other comprehensive loss	(59,895)	(63,377)
Total Ebix, Inc. stockholders’ equity	503,871	478,195
Noncontrolling interest (see Note 8)	65,177	66,242
Total stockholders’ equity	569,048	544,437
Total liabilities and stockholders’ equity	$1,580,992	$1,610,947
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2019	30,567,725	$3,057	$3,397	$535,118	$(63,377)	$66,242	$544,437
Net income attributable to Ebix, Inc.	—	—	—	25,710	—	—	25,710
Net income attributable to noncontrolling interest	—	—	—	—	—	(667)	(667)
Cumulative translation adjustment	—	—	—	—	3,482	—	3,482
Repurchase and retirement of common stock	(50,000)	(5)	—	(2,167)	—	—	(2,172)
Vesting of restricted stock	6,382	—	—	—	—	—	—
Share based compensation	—	—	576	—	—	—	576
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(351)	—	(21)	—	—	—	(21)
Recognized noncontrolling ownership of joint venture	—	—	398	—	—	(398)	—
Common stock dividends paid, $0.075 per share	—	—	—	(2,297)	—	—	(2,297)
Balance, March 31, 2019	30,523,756	$3,052	$4,350	$556,364	$(59,895)	$65,177	$569,048

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2018	31,476,428	$3,148	$1,410	$510,975	$(24,023)	$42,249	$533,759
Cumulative effect of accounting change (adoption of Topic 606), net of tax effect	—	—	—	(8,802)	—	—	$(8,802)
Cumulative effect of accounting change (adoption of ASC 340-40), net of tax effect	—	—	—	(1,460)	—	—	(1,460)
Net income attributable to Ebix, Inc.	—	—	—	26,208	—	—	26,208
Net income attributable to noncontrolling interest	—	—	—	—	—	248	248
Cumulative translation adjustment	—	—	—	—	(4,759)	—	(4,759)
Repurchase and retirement of common stock	(30,000)	(3)	(1,339)	(884)	—	—	(2,226)
Vesting of restricted stock	13,274	1	(1)	—	—	—	—
Share based compensation	—	—	753	—	—	—	753
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(726)	—	(36)	—	—	—	(36)
Recognized noncontrolling ownership of joint venture	—	—	(787)	—	—	398	(389)
Common stock dividends paid, $0.075 per share	—	—	—	(2,369)	—	—	(2,369)
Balance, March 31, 2018	31,458,976	$3,146	$—	$523,668	$(28,782)	$42,895	$540,927

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$25,710	$26,208
Net income (loss) attributable to noncontrolling interest	(667)	248
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	4,057	2,807
Benefit for deferred taxes	(3,875)	(1,874)
Share based compensation	576	753
Provision for doubtful accounts	134	1,045
Amortization of right-of-use assets	1,671	—
Unrealized foreign exchange loss	313	419
Amortization of capitalized software development costs	596	525
Reduction of acquisition accruals	(15,392)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,751	(1,401)
Other assets	3,142	(554)
Accounts payable and accrued expenses	(2,156)	1,438
Accrued payroll and related benefits	(1,208)	(946)
Contract liabilities	(2,920)	(2,361)
Lease liabilities	(1,643)	(317)
Reserve for potential uncertain income tax return positions	—	30
Liability - derivative litigation settlement	19,652	—
Other liabilities	1,754	(527)
Net cash provided by operating activities	38,495	25,493

Cash flows from investing activities:
Acquisition of Transcorp	—	(6,554)
Cash (paid to) received from Paul Merchants for 10% stake in MTSS combined business	(4,925)	4,996
Acquisition of Weizmann, net of cash acquired	(64,624)	—
Acquisition of Pearl	(3,372)	—
Acquisition of Lawson	(2,726)	—
Acquisition of Miles	(982)	—
Acquisition of Business Travels	(689)	—
Cash paid for acquisition of Wahh taxis	(214)	—
Cash paid for acquisition of Zillious, net of cash acquired	(9,816)	—
Cash paid for acquisition of Essel Forex	(7,935)	—
Capitalized software development costs paid	(1,740)	(622)
Maturities of marketable securities	11,775	5,198
Capital expenditures	(1,798)	(531)
Net cash provided by (used in) investing activities	(87,046)	2,487

Cash flows from financing activities:
(Repayments of) proceeds from revolving line of credit, net	13,500	(100,835)
Proceeds from term loan	—	124,250
Principal payments of term loan obligation	(3,766)	—
Repurchases of common stock	(10,972)	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(21)	(36)
Dividend payments	(2,297)	(2,369)
Other	2,908	—
Principal payments of debt obligations	(834)	—
Cash overdraft	1,070	745
Payments of financing lease obligations	(69)	—
Net cash provided by (used in) financing activities	(481)	21,755
Effect of foreign exchange rates on cash	190	(1,723)
Net change in cash and cash equivalents, and restricted cash	(48,842)	48,012
Cash and cash equivalents, and restricted cash at the beginning of the period	159,589	70,867
Cash and cash equivalents, and restricted cash at the end of the period	$110,747	$118,879
Supplemental disclosures of cash flow information:
Interest paid	$9,573	$4,280
Income taxes paid	$4,128	$6,751

See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:
As of December 31, 2018 there were 200,000 shares totaling $8.8 million of share repurchases that were not settled until January 2019.

During the three months ended March 31, 2019 there were 351 shares, totaling $21 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure Exchanges to the insurance, financial, and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing software as a service ("SaaS") enterprise solutions in the area of customer relationship management ("CRM"), front-end and back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southwest Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, foreign exchange ("Forex"), travel, pre-paid and gift cards, utility payments, lending, and wealth management in India and other markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom, Brazil, Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 67.8% and 53.9% of the Company’s total revenue for the three months ended March 31, 2019 and 2018, respectively.
The Company’s revenues are derived from three product/service channels. The Company has determined that the Exchange channel should be split into its Insurance and EbixCash components, due primarily to the significant growth in EbixCash over the past year. The company has also determined that the RCS, Broker, and Carrier channels have become individually immaterial and has chosen to group those together under just RCS.  The revenues for the three months ended March 31, 2018 shown below have been adjusted to reflect this change.
Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(In thousands)	2019	2018
EbixCash Exchanges	$77,737	$36,008
Insurance Exchanges	48,015	49,163
Risk Compliance Solutions (“RCS”)	17,172	23,059
Totals	$142,924	$108,230

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2019. The condensed consolidated December 31, 2018 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassification— Certain prior year amounts have been reclassified to be consistent with current year presentation within our financial statements.

Restricted Cash- The carrying value of our restricted cash was $29.7 million and $4.0 million at March 31, 2019 and 2018, respectively. The March 31, 2019 balance primarily consists of $21.3 million funds in an escrow account to acquire the remaining 25.16% publicly-held Weizmann Forex shares pending the lapse of a time bound public offer. Additionally in connection with a 2016 acquisition, there is upfront cash consideration and possible future contingent earn-out payments held in an escrow account contingent upon the acquired business achieving the minimum specified annual net revenue thresholds, which if not achieved would result in said funds being returned to Ebix. The Company also holds fixed deposits pledged with banks for issuance of bank guarantees and letters of credit related to India operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash and cash equivalents	$76,999	$111,898
Restricted cash	29,743	3,992
Restricted cash included in other long-term assets	4,005	2,989
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$110,747	$118,879

Advertising—Advertising costs amounted to $3.6 million and $1.5 million in the first three months of 2019 and 2018, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.
Fair Value of Financial Instruments—Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction. This guidance establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective data from external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The classifications are as follows:

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

As of March 31, 2019, the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

•	Short-term investments (commercial bank certificates of deposits and mutual funds), for which the fair values are measured as a Level 1 instrument.

•
Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at March 31, 2019 but which require disclosure of fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, financing lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at March 31, 2019 and December 31, 2018 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($519 thousand is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$19,086	$19,086	$—	$—
Mutual funds (recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	2,352	2,352	—	—
Total assets measured at fair value	$21,438	$21,438	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$12,466	$—	$—	$12,466
Total liabilities measured at fair value	$12,466	$—	$—	$12,466

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2019 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($681 thousand is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$26,714	26,714	$—	$—
Mutual funds	5,159	5,159	—	—
Total assets measured at fair value	$31,873	$31,873	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$24,976	$—	$—	$24,976
Total liabilities measured at fair value	$24,976	$—	$—	$24,976

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the twelve months ended December 31, 2018 there were no transfers between fair value Levels 1, 2 or 3.
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2019 and during the year ended December 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	March 31, 2019	December 31, 2018
	(In thousands)

Beginning balance	$24,976	$37,096

Total remeasurement adjustments:
Gains included in earnings **	(15,392)	(1,391)
Reductions recorded against goodwill	—	(13,718)
Foreign currency translation adjustments ***	(3)	(1,620)

Acquisitions and settlements
Business acquisitions	2,885	8,440
Settlement payments	—	(3,831)

Ending balance	$12,466	$24,976

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$(15,392)	$(1,391)

** recorded as a reduction to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, Indus, Miles, Zillious, and Essel acquisition)	$12,466	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, ItzCash, Indus and Miles acquisition)	$24,976	Discounted cash flow	Projected revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. During 2018 and 2019, certain of the Company's contingent earn out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously provisional.
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
For arrangements that include multiple performance obligations, the Company allocates consideration based on their relative fair values.These types of arrangements include obligations pertaining to software licenses, system set-up, and professional services associated with product customization or modification. Delivery of the various contractual obligations typically occurs over periods of less than eighteen months. These arrangements generally do not have refund provisions or have very limited refund terms.
For arrangements where control is transferred over time, such as software development arrangements involving significant customization, modification, or production, an input or output method is applied that represents a faithful depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, the Company assesses whether any amounts should be constrained.
Financial exchange revenue consists largely of transaction-based fees and fees from corporate and retail gift vouchers. The transaction-based fees are primarily based on a percentage of payment value processed for solutions such as retail and corporate payments, domestic money transfers, and general purpose reloadable cards. Transaction-based fees are recognized at the completion of the transaction. Gift voucher revenue is recognized at full purchase value at time of sale with the corresponding cost of vouchers recorded under direct expenses. The substantial majority of the financial exchange revenue results from single performance obligation transactions.
Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product channels for the three months ended March 31, 2019:

	Three Months Ended March 31,
	(In thousands)
Revenue:	2019(1)	2018
United States	46,075	49,902
Canada	1,051	1,600
Latin America	4,022	5,394
Australia	8,625	9,487
Singapore*	2,129	2,216
New Zealand	522	487
India*	72,908	32,003
Europe	3,787	4,031
United Arab Emirates*	110	221
Indonesia*	2,545	1,541
Philippines*	1,150	1,348
	$142,924	$108,230

*India led businesses, except for pre-existing $1.1 million of Singapore operations which is not part of EbixCash revenues. Total revenue for Indian led businesses in the three months ended March 31, 2019 was $77.7 million. See Note 7 for additional geographic information.

	Three Months Ended
	March 31,
(In thousands)	2019	2018
EbixCash Exchanges	$77,737	$36,008
Insurance Exchanges	48,015	49,163
RCS	17,172	23,059
Totals	$142,924	$108,230

Costs to Obtain and Fulfill a Contract
The Company capitalizes certain costs in order to maintain the ability to obtain and fulfill new contracts and contract renewals. These costs are primarily related to the setup and customization of our SaaS based platforms and such costs are amortized over the benefit period. As of March 31, 2019, the Company had $832 thousand of contract costs in “Other current assets” and $1.3 million in “Other Assets” on the Company's Condensed Consolidated Balance Sheets.

(In thousands)	March 31, 2019
Balance, beginning of period	$2,238
Costs recognized from adjusted beginning balance	(232)
Additions, net of costs recognized	131
Balance, end of period	$2,137

Contract Liabilities
The Company records contract liabilities when it receives payments or invoices in advance of the performance of services. A significant portion of this balance relates to contracts where the customer has paid in advance for the use of our SaaS platforms over a specified period of time. This portion is recognized as the related performance obligation is fulfilled (generally less than one year). The remaining portion of the contract liabilities balance consists primarily of customer-specific customizations that are not distinct from related performance obligations that transfer over time. This portion is recognized over the expected useful life of the customizations.

(In thousands)	March 31, 2019
Balance, beginning of period	$44,660
Revenue recognized from adjusted beginning balance	(17,587)
Additions from business acquisitions	—
Additions, net of revenue recognized and currency translation	14,749
Balance, end of period	$41,822

Accounts Receivable and the Allowance for Doubtful Accounts—Reported accounts receivable include $131.2 million of trade receivables stated at invoice billed amounts and $31.0 million of unbilled receivables (net of the estimated allowance for doubtful accounts receivable in the amount of $6.6 million). The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $8.0 million of contract liabilities is included in billed accounts receivable at March 31, 2019. During the three months ending March 31, 2019 and 2018 the Company recognized and recorded bad debt expense in the amount of $134 thousand and $1.0 million, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the three months ended March 31, 2019 and 2018, $484 thousand and $40 thousand, respectively, of accounts receivable, which had been specifically reserved for in prior periods, were written off.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. The Company applies the technical accounting guidance concerning goodwill impairment evaluation whereby the Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If, after assessing the totality of events and circumstances, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform the two-step quantitative impairment testing described further below.

The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of September 30 each year or when events or circumstances dictate more frequently.

Changes in the carrying amount of goodwill for the three months ended March 31, 2019 and the year ended December 31, 2018 are reflected in the following table.

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Beginning Balance	$946,685	$666,863
Additions (see Note 3)	18,423	317,410
Purchase accounting adjustments	(733)	(11,080)
Foreign currency translation adjustments	1,265	(26,508)
Ending Balance	$965,640	$946,685

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
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Airport Contract	9
Store Networks	5
Dealer networks	15-20
Brand	15
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10
The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$80,219	$80,070
Developed technology	19,216	19,176
Airport Contract	4,761	4,752
Store Networks	822	821
Dealer network	6,325	6,315
Trademarks	2,685	2,677
Brand	866	864
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	116,010	115,791
Accumulated amortization	(67,451)	(64,343)
Finite-lived intangibles, net	$48,559	$51,448

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$42,055
Amortization expense recognized in connection with acquired intangible assets was $3.0 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.
Foreign Currency Translation—The functional currency for the Company's foreign subsidiaries in Dubai and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of the Company's operating divisions across the world, are transacted in U.S. dollars.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not impact our consolidated financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.

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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$25,710	$26,208
Basic Weighted Average Shares Outstanding	30,524	31,482
Dilutive effect of stock options and restricted stock awards	80	177
Diluted weighted average shares outstanding	30,604	31,659
Basic earnings per common share	$0.84	$0.83
Diluted earnings per common share	$0.84	$0.83

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the three months ended March 31, 2019, the Company completed two business acquisitions, as follows:

Effective January 1, 2019 Ebix entered into an agreement to acquire the assets of India based Essel Forex Limited, for approximately $7.9 million plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash, using its internal cash reserves. Essel Forex has been one of the five largest Foreign exchange providers in India with a wide spectrum of related products including sales of all major Currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for the corporate clients. Besides being a foreign exchange business partner to leading banks such as ICICI, Axis, Indus Ind, Yes and HDFC Bank, Essel Forex has been associated with Western Union and MoneyGram for inward money transfers. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction. The Company has determined that the fair value of the contingent earn-out consideration is $721 thousand as of March 31, 2019.
Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious Solutions Private Limited for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on earned revenues. Zillious is an on-demand SaaS travel technology solution, with market leadership in the corporate travel segment in India. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction. The Company has determined that the fair value of the contingent earn-out consideration is $2.2 million as of March 31, 2019.
During the twelve months ended December 31, 2018, the Company completed thirteen business acquisitions, as follows:

Effective December 1, 2018, Ebix entered into an agreement to acquire 74.84% controlling stake in India based Weizmann for $63.1 million (the $64.6 million reported on the cash flows from investing activities also includes a  decrease in previously reported cash acquired of $1.5 million). Ebix also made a time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018, Ebix acquired the assets of India based Pearl, a provider of a comprehensive range of B2B and B2C travel services, under the brand name ‘Sastiticket’, ranging from domestic and international ticketing, incentives travel, leisure products, luxury holidays, and travel documentation for $3.4 million and has been integrated with Ebix Travels’ operations, which has brought in operational synergies and certain redundancies for the acquired operations . The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018, Ebix acquired India based Lawson, a B2B provider of travel services and international ticketing, for $2.7 million and has been integrated with Ebix Travels’ operations to bring in operational synergies and wider country wide footprint. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective October 1, 2018, Ebix acquired a 70% stake in India based AHA Taxis, a platform for on-demand inter-city cabs in India for $310 thousand. AHA focuses its attention on Corporate and Consumer inter-city travel primarily with a network of thousands of registered AHA Taxis.

Effective October 1, 2018, Ebix acquired a 67% stake in India based Routier, a marketplace for trucking logistics for $413 thousand.

Effective October 1, 2018, Ebix acquired the assets of India based Business Travels for $1.1 million and same has been integrated with Ebix Travels’ operations to expand the wholesale travel and consolidation business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective August 1, 2018, Ebix entered into an agreement to acquire India based Miles Software ("Miles"), a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $5.6 million as of March 31, 2019.

Effective July 1, 2018, Ebix entered into an agreement to acquire India based Leisure Corp ("Leisure") for approximately $2.1 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018, Ebix entered into an agreement to acquire India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business was integrated into EbixCash’s existing CDL Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018, Ebix entered into an agreement to acquire India based Indus Software Technologies Pvt. Ltd. ("Indus"), a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $3.3 million as of March 31, 2019.

Effective April 1, 2018, Ebix entered into an agreement to acquire India based CentrumDirect Limited ("Centrum"), a leader in India’s foreign exchange and outward remittance markets for approximately $179.5 million. This acquisition was funded June 2018. Centrum was into Ebix’s Financial Exchange EbixCash offering in India and abroad, with key Centrum business executives becoming an integral part of the combined EbixCash senior leadership.

Effective April 1, 2018, Ebix entered into an agreement to acquire a 60% stake in India based Smartclass Educational Services Private Limited ("Smartclass"), a leading e-learning Company engaged in the business of education services, development of education products, and implementation of education solutions for K-12 Schools. Under the terms of the agreement Ebix paid $8.6 million in cash for its stake in Smartclass.
Effective February 1, 2018, Ebix acquired the Money Transfer Service Scheme ("MTSS") Business of Transcorp International Limited (BSE:TRANSCOR.BO), for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities. Ebix is consolidating this recent acquisition into Ebix's Financial Exchange operations which will bring synergies and reduce certain redundancies to the combined operation.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended March 31, 2019 and 2018, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $15.4 million and zero, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of zero and zero, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of March 31, 2019, the total of these contingent liabilities was $12.5 million, of which $10.2 million is reported in long-term liabilities, and $2.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018 the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions that have an impact on the three months ended March 31, 2019 and March 31, 2018, which includes the acquisitions of Transcorp (acquired February 2018), Centrum (acquired April 2018), Smartclass (acquired April 2018), Indus (acquired July 2018), Mercury acquired July 2018), Leisure (acquired July 2018), Miles (acquired August 2018), Routier (acquired October 2018), Business Travels (acquired October 2018), Wahh Taxis (acquired October 2018), Pearl (acquired December 2018), Weizmann (acquired December 2018), Zillious (acquired January 2019), and Essel (acquired January 2019) and as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2019 and 2018 pro forma financial information below assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported financial statements for the three months ended March 31, 2019 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$142,924	$142,924	$108,230	$154,013
Net Income attributable to Ebix, Inc.	$25,710	$25,710	$26,208	$28,976
Basic EPS	$0.84	$0.84	$0.83	$0.92
Diluted EPS	$0.84	$0.84	$0.83	$0.92
During the three months ended March 31, 2019, the Company's reported total operating revenues increased by $34.7 million or 32% to $142.9 million as compared to $108.2 million during the same period in 2018. Reported revenues were impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Australia, Brazil, and Great Britain) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate reduced reported revenues by $(5.0) million for the three months ended March 31, 2019.

With respect to business acquisitions completed during the years 2019 and 2018 on a pro forma basis, as disclosed in the above pro forma financial information table, combined revenues decreased 7.2% for the three months ending March 31, 2019, respectively, versus the same periods in 2018. The 2019 and 2018 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported condensed consolidated financial statements for three months ended March 31, 2019 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being February 2018 for Transcorp, April 2018 for Centrum, April 2018 for Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure, August 2018 for Miles, October 2018 for Routier, October 2018 for Business Travels, October 2018 for Wahh Taxis, December 2018 for Pearl, Weizmann, January 2019 for Zillious (acquired January 2019), and January 2019 for Essel.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:
•2019 and 2018 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.
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

Note 4: Debt with Commercial Bank

On November 27, 2018, Ebix entered into the Eighth Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank (“Regions”) and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $101.25 million of its aggregate $150 million accordion option, increasing the total Term Loan Commitment to $301.25 million from $250 million, with initial repayments starting December 31, 2018 due in the amount of $3.77 million for the first six quarters and increasing thereafter. The revolving credit facility increased from $400 million to $450 million. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 5.0%. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives

On April 9, 2018 the Company and certain of its subsidiaries entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement increasing the permitted indebtedness in the form of unsecured convertible notes from $250 million to $300 million.

On February 21, 2018,Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment amended the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank of the West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants. The syndicated bank group now comprises ten leading financial institutions that include Regions Bank, PNC Bank, BMO Harris Bank, BBVA Compass, Fifth Third Bank, KeyBank, Bank of the West, Silicon Valley Bank, Cadence Bank and Trustmark National Bank. Regions Bank continued to lead the banking group while serving as the administrative and collateral agent. PNC Bank and BMO Harris Bank were added as co-syndication agents, BBVA Compass and Fifth Third Bank as co-documentation agent, while Regions Capital Markets, PNC Capital Markets and BMO Harris Bank acted as joint lead arrangers and joint bookrunners. The new credit facility included; A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount of $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility also allows for up to $150 million of incremental facilities.

On November 3, 2017 the Company and certain of its subsidiaries entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement to exercise $50 million of its aggregate $100 million accordion option, increasing the total Term Loan Commitment to $175 million. $20 million of the increase was funded on November 3, 2017 and the remaining $30 million was to be disbursed upon the satisfaction of certain closing requirements set forth in the Fifth Amendment. Both such disbursements are tied to permitted acquisitions as set forth in the Fifth Amendment.
On November 3, 2017, the Company and certain of its subsidiaries entered into the Fourth Amendment and Waiver (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment waived certain technical defaults related to the failure to give required notice with respect to i) the existence of a subsidiary having intellectual property with an aggregate value above a stipulated amount and ii) the additional investment in a joint venture entity resulting in that entity becoming a subsidiary of the Company for the purpose of the Credit Agreement. In addition to such waiver, the Fourth Amendment also loosened the leverage ratios the Company is required to satisfy in connection with permitted acquisitions and for compliance generally.
On October 19, 2017, the Company and certain of its subsidiaries entered into the Third Amendment and Waiver (the “Third Amendment”) to the Credit Agreement. The Third Amendment waived certain technical defaults related to the Company’s making certain restricted payments in excess of those permitted under the Credit Agreement. In addition to such waiver, the Third Amendment also loosened the limitations on the restricted payment covenant under the Credit Agreement.

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

At March 31, 2019 the Company's consolidated balance sheet includes $5.5 million of remaining deferred financing costs in connection with this Credit Agreement, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.3 million pertains to the revolving line of credit component of the Credit Agreement, and $2.2 million pertains to the term loan component of the Credit Agreement, of which $575 thousand is netted against the current portion and $1.7 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets.

At March 31, 2019, the outstanding balance on the revolving line of credit under the Credit Agreement was $438.0 million and the facility carried an interest rate of 5.00%. During the three months ended March 31, 2019, $13.5 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $434.4 million and $438.0 million, respectively.

At March 31, 2019, the outstanding balance on the term loan was $287.5 million of which $15.1 million is due within the next twelve months, with $3.77 million payments having been made during the three months ended March 31, 2019. This term loan also carried an interest rate of 5.00% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $15.1 million and $272.4 million respectively at March 31, 2019.

Note 5: Commitments and Contingencies
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

In connection with the foregoing Litigation, on January 23, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) pursuant to which the parties agreed, subject to approval by the Delaware Court of Chancery, to settle and resolve the Litigation pursuant to the terms set forth in the Settlement Agreement (the “Litigation Settlement”). Thereafter, notice of the Litigation Settlement was prepared and mailed on February 4, 2019 (the “Notice”). An Amended Stock Appreciation Right Award Agreement (the “Amended SAR Agreement”) was negotiated as part of the Litigation Settlement and will become effective upon Final Approval (as defined in the Settlement Agreement) of the Litigation Settlement, and includes the following changes and modifications to the April SAR Agreement:

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

On April 5, 2019, the Delaware Court of Chancery determined that the Litigation Settlement was fair, reasonable, adequate and in the best interest of the plaintiffs, the class and the Company and awarded to plaintiffs’ counsel attorneys’ fees and expenses in the sum of $19.65 million, payable by the Company within 20 days, and entered an Order and Final Judgment (the “Order”) approving the Litigation Settlement. The Order provides for full settlement, satisfaction, compromise and release of all claims that were asserted or could have been asserted in the Litigation, whether on behalf of the class or the Company. The Order is publicly available for inspection at the Office of the Register in Chancery, and on the Court's online electronic filing system, File & ServeXpress.

The Litigation Settlement includes, among other things, the adoption and entry into the Amended SAR Agreement, as well as certain governance measures set forth in the Settlement Agreement, in each case, effective upon the later of (i) expiration of the period for taking an appeal of the Order, or (ii) final resolution of any such appeal (excluding any appeal from the Order that relates solely to the issue of plaintiffs’ counsels’ application for an award of attorneys' fees and expenses).

The Settlement contains no admission of wrongdoing or liability, and may not be deemed to be a presumption as to the validity of any claims, causes of action or other issues.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—See Note 11.

Business Acquisition Earn-out Contingencies-A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of March 31, 2019, the total of these contingent liabilities was $12.5 million, of which $10.2 million is reported in long-term liabilities, and $2.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018, the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Self-Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of March 31, 2019, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $232 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2019, was $3.3 million.

Note 6: Income Taxes
The Company recorded net income tax benefit of $1.08 million (4.52%) during the three months ended March 31, 2019 which included gross tax benefit of $4.2 million from certain discrete items related to deferred tax true-up related to tax carrying value of assets versus carrying value as per the books. The income tax expense exclusive of discrete items for the three months ended March 31, 2019 is $3.08 million (12.84%). Our tax expense and effective tax rate has decreased year over year due to recording of one time Transition tax liability last year resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The Company expects its full year effective tax rate to be in the range of 8% to 9%.
                As of March 31, 2019 a liability of $9.3 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the three months ended March 31, 2019 and 2018, there was zero and $30 thousand increase to this liability reserve, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

The following enterprise-wide information relates to the Company's geographic locations:

	As of and for the Three Months Ended March 31, 2019		As of and for the Three Months Ended March 31, 2018
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
United States	$46,075	$398,093	$49,902	$396,775
Canada	1,051	5,902	1,600	6,381
Latin America	4,022	16,528	5,394	22,499
Australia	8,625	2,252	9,487	1,713
Singapore*	2,129	18,156	2,216	17,950
New Zealand	522	171	487	289
India*	72,908	706,084	32,003	344,568
Europe	3,787	24,147	4,031	27,317
United Arab Emirates*	110	56,446	221	53,426
Indonesia*	2,545	78	1,541	109
Philippines*	1,150	588	1,348	550
	$142,924	$1,228,445	$108,230	$871,577

*India led businesses, except for pre-existing $1.1 million of Singapore operations which is not part of EbixCash revenues. Total revenue for Indian led businesses in the three months ended March 31, 2019 was $77.7 million.

Note 8: Investment in Joint Ventures

Effective December 1, 2018 Ebix entered into an agreement to acquire 74.84% controlling stake in India based Weizmann Forex Limited (BSE: WEIZFOREX) for $63.1 million. Ebix also made a time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders.

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

Effective January 2, 2018 Paul Merchants acquired a 10% equity interest in Ebix’s combined international remittance business in India (comprised of YouFirst, Wall Street , Paul Merchants, and Transcorp) for cash consideration of $5.0 million. The consolidation of these acquisitions into Ebix's Financial Exchange operations will bring synergies and reduce certain redundancies to the combined operation. As part of this agreement Ebix retains an irrevocable option to reacquire 10% of the equity interest after one year at a predetermined price which is included in other current liabilities of the Company's Condensed Consolidated Balance Sheet. On January 2, 2019 Ebix, exercised an irrevocable option to reacquire the 10% equity interest previously owned by Paul Merchants in the international remittance business in India for cash consideration of $4.9 million.

Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million.

Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is zero as of March 31, 2019.

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

Effective September 1, 2015 Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all of its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain was reflected as a component of other non-operating income in the accompanying Condensed Consolidated Statement of Income. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. IHC is also a customer of the EbixHealth JV, and during the three months ending March 31, 2019 and 2018 the EbixHealth JV recognized $767 thousand and $2.3 million, respectively, of revenue from IHC, and as of March 31, 2019 the EbixHealth JV had $442 thousand of accounts receivable from IHC. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three months ending March 31, 2019 and 2018 the Company recognized $19 thousand and zero revenue from IHC respectively, and as of March 31, 2019 IHC had $38 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature, the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, the Company’s development of its property and casualty underwriting insurance data exchange platform servicing the London markets, and mobile applications and software enhancements under development for its EbixCash products. During the three months ended March 31, 2019 and 2018, respectively, the Company capitalized $1.7 million and $622 thousand of such development costs. As of March 31, 2019 and December 31, 2018, a total of $12.9 million and $11.7 million, respectively, of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the three months ended March 31, 2019 and 2018, the Company recognized $596 thousand and $525 thousand, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education products costs are immediately expensed. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years.

Note 10: Other Current Assets

Other current assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Prepaid expenses	$43,385	$41,271
Sales taxes receivable from customers	5,380	6,409
Other third party receivables	5,433	8,341
Accrued interest receivable	242	233
Credit card merchant account balance receivable	1,656	939
Short term portion of capitalized costs to obtain and fulfill contracts	832	—
Other	3,910	2,081
Total	$60,838	$59,274

Note 11: Leases

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842). This new accounting guidance is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU requires organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike former GAAP which requires only financing leases to be recognized on the balance sheet the new ASU requires both types of leases (i.e., operating and financing) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The financing lease will be accounted for in substantially the same manner as capital leases were accounted for under the previous guidance. For operating leases there will have to be the recognition of a lease liability and a lease asset for all such leases greater than one year in term.

The company adopted Topic 842 effective January 1, 2019 using a modified retrospective method and did not restate comparative periods. The Company elected to adopt the package of practical expedients; accordingly, the Company retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. The company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2029, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. As of March 31, 2019 the maturity of lease liabilities under Topic 842 are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2019 (Remaining nine months)	$5,732	$77	$5,809
2020	5,821	96	5,917
2021	4,057	92	4,149
2022	2,546	67	2,613
2023	1,658	15	1,673
Thereafter	2,562	—	2,562
Total	22,376	347	22,723
Less: present value discount*	(3,606)	(60)	(3,666)
Present Value of Lease liabilities	$18,770	$287	$19,057

Less: current portion of lease liabilities	(6,046)	(78)	(6,124)
Total long-term lease liabilities	$12,724	$210	$12,934

* The discount rate used was the incremental borrowing rate.

The company's net assets recorded under operating and finance leases were $19.0 million as of March 31, 2019. The lease cost recognized in our condensed consolidated income statements of operations is summarized as follows:

March 31, 2019
(in thousands)
Operating Lease Cost	2,045
Finance Lease Cost:
Amortization of Lease Assets	20
Interest on Lease liabilities	8
Finance Lease Cost	28
Sublease Income	(265)
Total Net Lease Cost	$1,808

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

March 31, 2019
Weighted Average Lease Term - Operating Leases	3.93 years
Weighted Average Lease Term - Finance Leases	3.57 years
Weighted Average Discount Rate - Operating Leases	8.4%
Weighted Average Discount Rate - Finance Leases	11.0%

Commitments for minimum rentals under non-cancellable leases, under the legacy guidance in ASC 840 as of December 31, 2018 were as follows:

Year	Operating Leases	Financing Leases
(in thousands)
2019	$34,189	$266
2020	32,093	96
2021	26,675	89
2022	23,355	67
2023	21,890	15
Thereafter	3,299	—
Total	$141,501	$533
Less: sublease income	(1,091)
Net lease payments	$140,410
Less: amount representing interest		(63)
Present value of obligations under financing leases		$470
Less: current portion		(239)
Long-term obligations		$231

As of March 31, 2019 our lease liability of $19.1 million does not include certain arrangements which do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $104.1 million as follows:

Year	Commitments
(in thousands)
2019 (Remaining nine months)	$17,904
2020	23,872
2021	22,372
2022	20,042
2023	19,520
Thereafter	371
Total	$104,081

The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Finance leases range from three to five years and are primarily for office equipment. There were multiple assets under various individual finance leases at March 31, 2019 and 2018. Rental expense for office and airport facilities and certain equipment subject to operating leases for the three months ended March 31, 2019 and 2018 was $9.2 million and $1.9 million, respectively.

Note 12: Concentrations of Credit Risk

Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at March 31, 2019. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Customer

As previously disclosed in Note 8, effective February 7, 2016 Ebix and Vayam formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three months ending March 31, 2019 and 2018 the Ebix Vayam Limited JV recognized $87 thousand and $6.2 million of revenue from Vayam, respectively, and as of March 31, 2019 the Ebix Vayam Limited JV had $34.1 million of accounts receivable with Vayam.

Note 13: Subsequent Events

Derivative Legal Settlement

On April 5, 2019, the Delaware Court of Chancery entered an Order and Final Judgment (the “Order”) approving the Stipulation and Agreement of Settlement (the “Settlement”), dated January 23, 2019, among Ebix, Inc. (the “Company”), the other defendants and the plaintiffs in the litigation captionedIn re Ebix, Inc. Stockholder Litigation, Consol. C.A. No. 8526-VCS (the “Litigation”).

The Order determined that the Settlement was fair, reasonable, adequate and in the best interest of the plaintiffs, the class members and the Company and awarded to plaintiffs’ counsel attorneys’ fees and expenses in the sum of $19.65 million, payable by the Company within 20 days. The Order also provides for full settlement, satisfaction, compromise and release of all claims that were asserted or could have been asserted in the Litigation, whether on behalf of the class or the Company. The Order is publicly available for inspection at the Office of the Register in Chancery, and on the Court's online electronic filing system, File & ServeXpress.

The Settlement Agreement includes, among other things, the adoption and entry into an Amended Stock Appreciation Right Award Agreement with respect to the Company’s Chief Executive Officer, Mr. Robin Raina, and the implementation of certain governance measures, in each case, effective upon the later of (i) expiration of the period for taking an appeal of the Order, or (ii) final resolution of any such appeal (excluding any appeal from the Order that relates solely to the issue of plaintiffs’ counsels’ application for an award of attorneys' fees and expenses).

The Settlement contains no admission of wrongdoing or liability, and may not be deemed to be a presumption as to the validity of any claims, causes of action or other issues.

Acquisitions

On March 11, 2019, the Company, announced that that it has sent a letter to the Board of Yatra Online, Inc. (NASDAQ:YTRA), outlining its offer to acquire 100% of the outstanding stock of Yatra Online for $7 per share on a debt-free basis. Yatra Online, Inc is the parent company of Yatra Online Pvt. Ltd. which is based in Gurugram, India and is India's leading Corporate Travel services provider with over 800 Corporate customers and one of India's leading online travel companies and operates the website Yatra.com. Ebix’s offer is subject to due diligence and customary regulatory and other closing conditions. The Ebix offer, based on approximately 48 million Yatra Online diluted shares outstanding, represents a 84% premium to Yatra Online’s closing share price of $3.80 as of March 8, 2019. Yatra Online stock has traded between $3.70 to $8.16 in the last 12 months. Ebix would pay for Yatra Online at its discretion either in cash or by issuing freely tradeable Ebix stock.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K

for the year ended December 31, 2018 which is incorporated by reference herein, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, including but not limited to: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

•	MD&A and the analysis of the three-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s website, www.sec.gov.
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

With a "Phygital” strategy that combines 320,000 physical distribution outlets in many Southeast Asian Nations (“ASEAN”) countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, foreign exchange (Forex), travel, pre-paid & gift cards, utility payments, lending, wealth management etc. in India and other markets. EbixCash’s Forex operations have emerged as a leader in India’s airport Foreign Exchange business with operations in 32 international airports including Delhi, Mumbai, Bangalore, Hyderabad, Chennai and Kolkata, conducting over $4.8 billion in gross transaction value per year. EbixCash’s inward remittance business in India conducts approx. $5 billion gross annual remittance business, confirming its undisputed leadership position in India. EbixCash, through its travel portfolio of Via and Mercury, is also one of Southeast Asia’s leading travel exchanges with over 2,200+ employees, 212,450+ agent network, 25 branches and over 9,800 corporate clients; processing an estimated $2.5 billion in gross merchandise value per year. EbixCash’s technology services Division has emerged as a leader in the areas of lending technology, asset & wealth management technology, travel technology in India; besides having grown its international expanse to Europe, Middle East, Africa and ASEAN countries.

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
Results of Operations — Three Months Ended March 31, 2019 and 2018
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward) and related services, including travel, from our new financial exchange. International revenue accounted for 67.8% and 53.9% of the Company’s total revenue for the three months ended March 31, 2019 and 2018, respectively.
Ebix’s revenue streams come from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(In thousands)	2019	2018
EbixCash Exchanges	$77,737	$36,008
Insurance Exchanges	48,015	49,163
RCS	17,172	23,059
Totals	$142,924	$108,230

During the three months ended March 31, 2019 our total operating revenues increased $34.7 million or 32%, to $142.9 million as compared to $108.2 million during the first quarter of 2018. The year-over-year revenues primarily increased as a result of the growth in the EbixCash segment as well as the acquisitions made by Ebix in the last twelve months. Reported revenues were impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Australia, Brazil, and Great Britain) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate reduced reported revenues by $(5.0) million for the three months ended March 31, 2019.

With respect to business acquisitions completed during the years 2019 and 2018 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues decreased 7.2% for the three months ending March 31, 2019, respectively, versus the same periods in 2018. The 2019 and 2018 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported condensed consolidated financial statements for three months ended March 31, 2019 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being February 2018 for Transcorp, April 2018 for Centrum, April 2018 for

Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure, August 2018 for Miles, October 2018 for Routier, October 2018 for Business Travels, October 2018 for Wahh Taxis, December 2018 for Pearl, Weizmann, January 2019 for Zillious (acquired January 2019), and January 2019 for Essel.
The above referenced pro forma information and the relative comparative change in pro forma and reported revenues are based on the following premises:
•2019 and 2018 pro forma revenue contains actual revenue of the acquired entities before acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after acquisition date are only reflected for the period after their acquisition.
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

During the first three months of 2019, the United States' revenues decreased $3.8 million primarily due to a combination of decreased professional services and a decrease of third party administrator services. Latin America's revenues decreased by $1.4 million primarily due to decreased professional services combined with a $646 thousand decrease due to changes in foreign currency exchange rates. Australia's revenues decreased by $862 thousand primarily due to a changes in foreign currency exchange rates. India's revenue increased $40.9 million due to $43.8 million of revenues associated with the acquisitions of Centrum (acquired April 2018), Smartclass (acquired April 2018), Indus (acquired July 2018), Mercury acquired July 2018), Leisure (acquired July 2018), Miles (acquired August 2018), Routier (acquired October 2018), Business Travels (acquired October 2018), Wahh Taxis (acquired October 2018), Pearl (acquired December 2018), Weizmann (acquired December 2018), Zillious (acquired January 2019), and Essel (acquired January 2019). Partially offsetting this was a decrease in revenue due to changes in foreign currency exchange rates and a reduction in e-governance contracts.
Cost of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $6.3 million or 16%, to $45.9 million in the first quarter of 2019 as compared to $39.6 million in the first quarter of 2018. The increase in the Company's costs of services provided is due primarily to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the Company's 2018 India acquisitions in the travel, foreign exchange, and software solutions sectors offset by reductions in our U.S. consulting salary costs and a reduction of our e-governance service contracts executed within the Ebix Vayam Limited JV.

Product Development Expenses

The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. Product development expenses increased $2.8 million or 33% to $11.2 million during the first quarter of 2019 as compared to $8.4 million during the first quarter of 2018. This increase is primarily due to costs associated with the operations of the recent acquisition of Indus and Miles.
Sales and Marketing Expenses
Sales and marketing expenses increased $2.1 million or 53%, to $6.1 million in the first quarter of 2019 as compared to $4.0 million in the first quarter of 2018 primarily due to costs associated with our India operations, and with the Company's 2018 India acquisitions in the travel and foreign exchange sectors.
General and Administrative Expenses
Reported general and administrative expenses increased $1.9 million or 10% to $21.4 million in the first quarter of 2019 as compared to $19.5 million in the first quarter of 2018 primarily due to costs associated with the Company's 2018 India acquisitions in the travel, foreign exchange, e-learning and software solutions sectors offset by a $(15.4) million reduction of acquisition earnout accrual for itzCash.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $1.3 million or 45% to $4.1 million in the first quarter of 2019 as compared to $2.8 million in the first quarter of 2018 primarily due to costs associated with the Company's 2019 and 2018 India acquisitions.
Interest Income
Interest income increased $229 thousand or 189% to $350 thousand in the first quarter of 2019 as compared to $121 thousand in the first quarter of 2018 primarily due to an increase in deposits held in interest bearing accounts.
Interest Expense
Interest expense increased $5.0 million or 103%, to $9.8 million in the first quarter of 2019 as compared to $4.8 million in the first quarter of 2018. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 80% to $725.6 million during Q1 2019 from $402.4 million during Q1 of 2018, as well as an increase in the underlying interest rate which increased to 5.0% for Q1 2019 versus 4.3% for Q1 2018.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange losses for the three months ended March 31, 2019 in the amount of $255 thousand consists of $58 thousand of gains realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $313 thousand of unrealized losses pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded net income tax benefit of $1.08 million (4.52%) during the three months ended March 31, 2019 which included gross tax benefit of $4.2 million from certain discrete items related to deferred tax true-up related to tax carrying value of assets versus carrying value as per the books. The income tax expense exclusive of discrete items for the three months ended March 31, 2019 is $3.08 million (12.84%). Our tax expense and effective tax rate has decreased year over year due to recording of one time Transition tax liability last year resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The Company expects its full year effective tax rate to be in the range of 8% to 9%.
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
Our cash and cash equivalents were $77.0 million and $147.8 million at March 31, 2019 and December 31, 2018, respectively. The $3.4 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts.

The approximate cash, cash equivalents, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 6, 2019 are presented in the table below (figures denominated in thousands):

Country/Region	Cash and ST investments
United States	$7,251
Canada	295
Latin America	1,921
Australia	1,602
Singapore	3,198
New Zealand	430
India	57,253
Europe	161
Mauritius	65
Philippines	8,913
Indonesia	3,982
United Arab Emirates	819
Total	$85,890

Our current ratio increased to 1.46 at March 31, 2019 from 1.35 at December 31, 2018 while our working capital position slightly increased to $110.4 million at March 31, 2019 from $110.0 million at the end of 2018. Our short-term liquidity has primarily increased due to a decrease in other current liabilities and earnout contingencies, partially offset by a decrease in cash and cash equivalents and short-term investments. The Company's days sales outstanding in accounts receivable ("DSO") was 103 days at March 31, 2019 down 13 days from 116 days at December 31, 2018. The decrease is primarily due to the timing of transaction settlements in our Weizmann division.
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
During the three months ended March 31, 2019, the Company completed two business acquisitions, as follows:

Effective January 1, 2019, Ebix entered into an agreement to acquire the assets of India based Essel Forex for approximately $7.9 million plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix will be funding the entire transaction in cash, using its internal cash reserves. Essel Forex has been one of the five largest Foreign exchange providers in India with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for the corporate clients. Besides being a foreign exchange business partner to leading banks such as ICICI, Axis, Indus Ind, Yes and HDFC Bank, Essel Forex has been associated with Western Union and MoneyGram for inward money transfers. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on earned revenues. Zillious is an on-demand SaaS travel technology solution, with market leadership in the corporate travel segment in India. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
During the twelve months ended December 31, 2018, the Company completed thirteen business acquisitions, as follows:

Effective December 1, 2018, Ebix entered into an agreement to acquire 74.84% controlling stake in India based Weizmann for $63.1 million. Ebix also made a time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018, Ebix acquired the assets of India based Pearl, a provider of a comprehensive range of B2B and B2C travel services, under the brand name ‘Sastiticket’, ranging from domestic and international ticketing, incentives travel, leisure products, luxury holidays, and travel documentation for $3.4 million and has been integrated with Ebix Travels’ operations, which has brought in operational synergies and certain redundancies for the acquired operations. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018, Ebix acquired India based Lawson, a B2B provider of travel services and international ticketing, for $2.7 million and has been integrated with Ebix Travels’ operations to bring in operational synergies and wider country wide footprint. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective October 1, 2018, Ebix acquired a 70% stake in India based AHA Taxis, a platform for on-demand inter-city cabs in India for $310 thousand. AHA focuses its attention on Corporate and Consumer inter-city travel primarily with a network of thousands of registered AHA Taxis.

Effective October 1, 2018, Ebix acquired a 67% stake in India based Routier, a marketplace for trucking logistics for $413 thousand.

Effective October 1, 2018, Ebix acquired the assets of India based Business Travels for $1.1 million and same has been integrated with Ebix Travels’ operations to expand the wholesale travel and consolidation business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective August 1, 2018, Ebix entered into an agreement to acquire India based Miles, a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition.

Effective July 1, 2018, Ebix entered into an agreement to acquire India based Leisure for approximately $2.1 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018, Ebix entered into an agreement to acquire India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business was integrated into EbixCash’s existing CDL Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018, Ebix entered into an agreement to acquire Indus, a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition.

Effective April 1, 2018, Ebix entered into an agreement to acquire India based Centrum, a leader in India’s foreign exchange and outward remittance markets for approximately $179.5 million. This acquisition was funded June 2018. Centrum was integrated into Ebix’s Financial Exchange EbixCash offering in India and abroad, with key Centrum business executives becoming an integral part of the combined EbixCash senior leadership.

Effective April 1, 2018, Ebix entered into an agreement to acquire a 60% stake in India based Smartclass , a leading e-learning Company engaged in the business of education services, development of education products, and implementation of education solutions for K-12 Schools. Under the terms of the agreement Ebix paid $8.6 million in cash for its stake in Smartclass.

Effective February 1, 2018, Ebix acquired Transcorp for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities. Ebix is consolidating this recent acquisition into Ebix's Financial Exchange operations which will bring synergies and reduce certain redundancies to the combined operation.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, to the Notes to Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2019, the total of these contingent liabilities was $12.5 million, of which $10.2 million is reported in long-term liabilities, and $2.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018 the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities
Net cash provided by our operating activities was $38.5 million for the three months ended March 31, 2019. The primary components of the cash provided by our operating activities during the three-month period consisted of net income of $25.7 million, net of $313 thousand of unrealized foreign currency exchange gains, $4.1 million of depreciation and amortization, $(667) thousand of net income attributable to a non-controlling interest, $576 thousand of non-cash share-based compensation, $1.7 million of right-of-use assets amortization, and $596 thousand of amortization of capitalized software development costs and $21.6 million of working capital requirements primarily due to a $19.7 million accrual for a securities litigation settlement and decreased outstanding trade accounts receivable and other assets. Partially offsetting this net cash inflow was $15.4 million of non-cash gains recognized upon the reduction in acquisition earnout contingent liabilities. During the three months ended March 31, 2019 the Company made $4.1 million of tax payments.

Net cash provided by our operating activities was $25.5 million for the three months ended March 31, 2018. The primary components of the cash provided by our operating activities during the three month period consisted of net income of $26.2 million, net of $419 thousand of unrealized foreign currency exchange gains, $2.8 million of depreciation and amortization, $248 thousand of net income attributable to a non-controlling interest, $753 thousand of non-cash share-based compensation, and $525 thousand of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(5.5) million of working capital requirements primarily due to increased outstanding trade accounts receivable and other assets and a decrease in contract liabilities. During the three months ended March 31, 2018, the Company made $6.8 million of tax payments including $2.5 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Investing Activities
Net cash used for investing activities during the three months ended March 31, 2019 was $87.0 million, and consisted of $64.6 million (net of cash acquired) used for the acquisition of Weizmann (acquired December 2018), $8.0 million used for other Q4 2018 acquisition in India not previously funded, $9.8 million used for the acquisition of Zillious, $7.9 million (net of cash acquired) used for the acquisition of Essel, $4.9 million to reacquire Paul Merchants 10% equity interest in Ebix’s combined international remittance business in India, $1.8 million primarily for capital expenditures in India , and $1.7 million for software development costs that were capitalized. Partially offsetting these outflows was $11.8 million from the net maturities of marketable securities (specifically bank certificates of deposit).

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

Financing Activities

During the three months ended March 31, 2019, net cash used by financing activities was $481 thousand which consisted of $13.5 million provided by the Company's revolving credit facility with Regions, $2.9 million net proceeds from short term third party loans as part of its EbixCash operations, and $1.1 million net provided by the EbixCash overdraft facility in India. Partially offsetting the cash inflows were $2.3 million to pay quarterly dividends to our common stockholder, $11.0 million used to repurchase shares of our common stock and $3.8 million was used to make the scheduled payments against the existing term loan with Regions.

During the three months ended March 31, 2018, net cash provided by financing activities was $21.8 million which consisted of $124.3 million provided by the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank, $20.0 million provided by the Company's revolving credit facility with Regions, $745 thousand provided by the EbixCash overdraft facility in India. Partially offsetting this cash inflow were $120.8 million used as part of the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank and $2.4 million was used to pay quarterly dividends to our common stockholder.

Commercial Bank Financing Facility

At March 31, 2019 the Company's consolidated balance sheet includes $5.5 million of remaining deferred financing costs in connection with this Credit Agreement, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.3 million pertains to the revolving line of credit component of the Credit Agreement, and $2.2 million pertains to the term loan component of the Credit Agreement of which $575 thousand is netted against the current portion and $1.7 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets.

At March 31, 2019, the outstanding balance on the revolving line of credit under the Credit Agreement was $438.0 million and the facility carried an interest rate of 5.00%. During the three months ended March 31, 2019, $13.5 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $434.4 million and $438.0 million, respectively.

At March 31, 2019, the outstanding balance on the term loan was $287.5 million of which $15.1 million is due within the next twelve months, with $3.77 million payments having been made during the three months ended March 31, 2019. This term loan also carried an interest rate of 5.00% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $15.1 million and $272.4 million respectively at March 31, 2019.

Contractual Obligations

For a presentation regarding material changes outside the ordinary course of business to the Company's contractual obligations please refer to Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We do not engage in off balance sheet financing arrangements.
Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the notes to consolidated financial statements in our 2018 Form 10-K.
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
Revenue Recognition
There have been no changes in our critical accounting policies related to revenue recognition as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “ 2018 Annual Report on Form 10-K”).
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
The aforementioned two-step quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of September 30th of each year. This evaluation is done during the fourth quarter each year. During the year ended December 31, 2018 we had no impairment of our reporting unit goodwill balances.
Valuation of Contingent Liabilities related to Earn-Out Obligations from Business Acquisitions
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019 and 2018, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $15.4 million and zero, respectively, due to re-measurements based on the then assessed fair value and changes in anticipated future revenue levels. During the three months ended March 31, 2019 and 2018, these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $15.4 million and zero, respectively to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of zero and zero, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of March 31, 2019, the total of these contingent liabilities was $12.5 million.
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
Foreign Currency Matters
The functional currency for the Company's foreign subsidiaries in Dubai and Singapore is the U.S. dollar because the intellectual property research and development activities provided by its Dubai and Singapore subsidiary, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, both in support of Ebix's operating divisions across the world, are transacted in U.S. dollars.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S and India, furthermore the functional currencies in our main India and Singapore offices is the U.S. dollar, and accordingly, a substantial portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, India (specifically EbixCash), New Zealand, Great Britain, Canada, Brazil, Singapore, Philippines, Indonesia, and United Arab Emirates where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2019 and 2018 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized gains (losses) of $3.5 million and $(4.8) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $6.9 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2019, the Company had $728.7 million of outstanding debt obligations which consisted of a $287.5 million term loan, a $438.0 million balance on our commercial banking revolving line of credit, and a $1.8 million note due to IHC by the EbixHealth JV, and $1.4 million of previously existing debt pertaining to Weizmann. The Company's revolving line of credit bears interest at the rate of LIBOR plus 2.25%, and stood at 5.00% at March 31, 2019. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.5 million and $611 thousand for the three months ended March 31, 2019 and 2018, respectively. The Company's average cash balances and short term investments during the three months ended March 31, 2019 were $140.0 million and its existing cash balances as of March 31, 2019 were $77.0 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $121 thousand and $139 thousand for the three months ended March 31, 2019 and 2018, respectively.
There were no other material changes to our market risk exposure during the three months ended March 31, 2019 and 2018. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2018 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2019. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the foregoing Litigation, on January 23, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) pursuant to which the parties agreed, subject to approval by the Delaware Court of Chancery, to settle and resolve the Litigation pursuant to the terms set forth in the Settlement Agreement (the “Litigation Settlement”). Thereafter, notice of the Litigation Settlement was prepared and mailed on February 4, 2019 (the “Notice”). An Amended Stock Appreciation Right Award Agreement (the “Amended SAR Agreement”) was negotiated as part of the Litigation Settlement and will become effective upon Final Approval (as defined in the Settlement Agreement) of the Litigation Settlement, and includes the following changes and modifications to the April SAR Agreement:

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

(c)
if an Acquisition Event occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause (as defined in the Amended SAR Agreement), 1,000,000 SARs will be deemed accrued and will be eligible to vest on the closing date of the Acquisition Event, which number will be increased by 750,000 SARs beginning on the first anniversary of Final Approval of the Litigation Settlement and each anniversary thereafter (subject in each case to Mr. Raina’s continued employment on each anniversary date), until 100% of the SARs (including any Shortfall Grants) have accrued and are eligible to vest on the closing date of an Acquisition Event that occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause; provided, however, that, (i) no additional SARs will accrue following the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, (ii) any accrued SARs will be forefited if an Acquisition Event does not occur prior to the tenth anniversary of the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, and (iii) all of the SARs will be forfeited if Mr. Raina’s employment terminates for any other reason prior to the closing date of an Acquisition Event; and

(d)
The obligation of the Company to make tax gross-up payments for excise taxes that would be imposed on Mr. Raina in respect of any payments made in connection with a change in control of the Company will be eliminated.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Amended SAR Agreement.

On April 5, 2019, the Delaware Court of Chancery determined that the Litigation Settlement was fair, reasonable, adequate and in the best interest of the plaintiffs, the class and the Company and awarded to plaintiffs’ counsel attorneys’ fees and expenses in the sum of $19.65 million, payable by the Company within 20 days, and entered an Order and Final Judgment (the “Order”) approving the Litigation Settlement. The Order provides for full settlement, satisfaction, compromise and release of all claims that were asserted or could have been asserted in the Litigation, whether on behalf of the class or the Company. The Order is publicly available for inspection at the Office of the Register in Chancery, and on the Court's online electronic filing system, File & ServeXpress.

The Litigation Settlement includes, among other things, the adoption and entry into the Amended SAR Agreement, as well as certain governance measures set forth in the Settlement Agreement, in each case, effective upon the later of (i) expiration of the period for taking an appeal of the Order, or (ii) final resolution of any such appeal (excluding any appeal from the Order that relates solely to the issue of plaintiffs’ counsels’ application for an award of attorneys' fees and expenses).

The Settlement contains no admission of wrongdoing or liability, and may not be deemed to be a presumption as to the validity of any claims, causes of action or other issues.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company's business, financial condition or future results. There have not been any significant changes with respect to the risk factors described in the Company's 2018 Annual Report on Form 10-K. The risks described in that 2018 Form 10-K and in this Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: REPURCHASES OF EQUITY SECURITIES
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the three months ended March 31, 2019, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs )
Period

January 1, 2019 to January 31, 2019	50,000	—	$43.43	$82,069,112
February 1, 2019 to February 28, 2019	—	—	$—	$82,069,112
March 1, 2019 to March 31, 2019	—	—	$—	$82,069,112
Total	50,000	—		$82,069,112

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

* Filed herewith
** Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	May 10, 2019	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Sean T. Donaghy
Sean T. Donaghy
Chief Financial Officer (Principal Financial and Accounting Officer)