Form 10-Q
period 2019-06-30
EBIX INC
filed 2019-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15946
Ebix, Inc.
(Exact name of registrant as specified in its charter)

Delaware		77-0021975
(State or other jurisdiction of incorporation or		(I.R.S. Employer Identification No.)
organization)

1 Ebix Way
Johns Creek	Georgia	30097
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 678-281-2020

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, $0.10 par value per share	EBIX	Nasdaq Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2019 the number of shares of common stock outstanding was 30,489,019.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating revenue	$144,275	$124,626	$287,199	$232,856

Operating expenses:
Cost of services provided	50,954	43,559	96,883	83,150
Product development	11,397	8,671	22,639	17,105
Sales and marketing	4,493	4,823	10,614	8,821
General and administrative, net (see Note 1)	32,866	26,724	54,310	46,228
Amortization and depreciation	3,283	2,534	7,340	5,341
Total operating expenses	102,993	86,311	191,786	160,645

Operating income	41,282	38,315	95,413	72,211
Interest income	129	85	479	206
Interest expense	(11,763)	(5,750)	(21,581)	(10,597)
Non-operating income (loss)	(11)	—	(8)	53
Non-operating expense - litigation settlement	(688)	—	(21,140)	—
Foreign currency exchange gain (loss)	401	(1,357)	146	(1,998)
Income before income taxes	29,350	31,293	53,309	59,875
Income tax benefit (expense)	(1,004)	(2,222)	80	(4,348)
Net income including noncontrolling interest	28,346	29,071	53,389	55,527
Net income (loss) attributable to noncontrolling interest	(505)	(109)	(1,172)	139
Net income attributable to Ebix, Inc.	$28,851	$29,180	$54,561	$55,388

Basic earnings per common share attributable to Ebix, Inc.	$0.95	$0.93	$1.79	$1.76

Diluted earnings per common share attributable to Ebix, Inc.	$0.94	$0.92	$1.78	$1.75

Basic weighted average shares outstanding	30,528	31,465	30,526	31,474

Diluted weighted average shares outstanding	30,668	31,626	30,636	31,643

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income including noncontrolling interest	$28,346	$29,071	$53,389	$55,527
Other comprehensive income (loss):
Foreign currency translation adjustments	4,411	(26,178)	7,893	(30,937)
Total other comprehensive (loss) income	4,411	(26,178)	7,893	(30,937)
Comprehensive income	32,757	2,893	61,282	24,590
Comprehensive income (loss) attributable to noncontrolling interest	(505)	(109)	(1,172)	139
Comprehensive income attributable to Ebix, Inc.	$33,262	$3,002	$62,454	$24,451

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$102,210	$147,766
Short-term investments	4,860	31,192
Restricted cash	22,641	8,317
Fiduciary funds- restricted	4,393	6,491
Trade accounts receivable, less allowances of $9,985 and $6,969, respectively	175,323	174,340
Other current assets	60,747	59,274
Total current assets	370,174	427,380

Property and equipment, net	52,203	50,294
Right-of-use assets	18,066	—
Goodwill	971,929	946,685
Intangibles, net	46,456	51,448
Indefinite-lived intangibles	42,055	42,055
Capitalized software development costs, net	13,141	11,742
Deferred tax asset, net	60,135	54,629
Other assets	48,344	26,714
Total assets	$1,622,503	$1,610,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$127,202	$130,221
Accrued payroll and related benefits	7,769	9,227
Working capital facility	59,902	17,841
Fiduciary funds- restricted	4,393	6,491
Short-term debt	1,369	3,990
Current portion of long term debt and financing lease obligation, net of deferred financing costs of $575	18,258	14,603
Lease liability	6,035	—
Contingent liability for accrued earn-out acquisition consideration	1,315	13,767
Contract liabilities	30,369	35,609
Other current liabilities	15,820	85,679
Total current liabilities	272,432	317,428

Revolving line of credit	438,037	424,537
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $1,523 and $1,811, respectively	265,543	274,716
Other liabilities	28,123	28,287
Contingent liability for accrued earn-out acquisition consideration	9,504	11,209
Contract liabilities	8,161	9,051
Deferred tax liability, net	1,282	1,282
Lease liability	11,868	—
Total liabilities	1,034,950	1,066,510

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,529,840 issued and outstanding, at June 30, 2019, and 30,567,725 issued and outstanding at December 31, 2018	3,053	3,057
Additional paid-in capital	5,189	3,397
Retained earnings	582,913	535,118
Accumulated other comprehensive loss	(55,484)	(63,377)
Total Ebix, Inc. stockholders’ equity	535,671	478,195
Noncontrolling interest (see Note 8)	51,882	66,242
Total stockholders’ equity	587,553	544,437
Total liabilities and stockholders’ equity	$1,622,503	$1,610,947
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2019	30,523,756	$3,052	$4,350	$556,364	$(59,895)	$65,177	$569,048
Net income attributable to Ebix, Inc.	—	—	—	28,851	—	—	28,851
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	(505)	(505)
Cumulative translation adjustment	—	—	—	—	4,411	—	4,411
Vesting of restricted stock	6,204	1	(1)	—	—	—	—
Share based compensation	—	—	846	—	—	—	846
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(120)	—	(6)	—	—	—	(6)
Recognized noncontrolling ownership of joint venture	—	—	—	—	—	(12,790)	(12,790)
Common stock dividends paid, $0.075 per share	—	—	—	(2,302)	—	—	(2,302)
Balance, June 30, 2019	30,529,840	$3,053	$5,189	$582,913	$(55,484)	$51,882	$587,553

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2019	30,567,725	$3,057	$3,397	$535,118	$(63,377)	$66,242	$544,437
Net income attributable to Ebix, Inc.	—	—	—	54,561	—	—	54,561
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,172)	(1,172)
Cumulative translation adjustment	—	—	—	—	7,893	—	7,893
Repurchase and retirement of common stock	(50,000)	(5)	—	(2,167)	—	—	(2,172)
Vesting of restricted stock	12,586	1	(1)	—	—	—	—
Share based compensation	—	—	1,422	—	—	—	1,422
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(471)	—	(27)	—	—	—	(27)
Recognized noncontrolling ownership of joint venture	—	—	398	—	—	(13,188)	(12,790)
Common stock dividends paid, $0.15 per share	—	—	—	(4,599)	—	—	(4,599)
Balance, June 30, 2019	30,529,840	$3,053	$5,189	$582,913	$(55,484)	$51,882	$587,553

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2018	31,458,976	$3,146	$—	$523,668	$(28,782)	$42,895	$540,927
Net income attributable to Ebix, Inc.	—	—	—	29,180	—	—	29,180
Net loss attributable to noncontrolling interest	—	—	—	—	—	(109)	(109)
Cumulative translation adjustment	—	—	—	—	(26,178)	—	(26,178)
Vesting of restricted stock	12,683	—	—	—	—	—	—
Exercise of stock options	2,283	—	42	—	—	—	42
Share based compensation	—	—	756	—	—	—	756
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(288)	—	(64)	—	—	—	(64)
Recognized noncontrolling ownership of joint venture	—	—	—	—	—	5,716	5,716
Common stock dividends paid, $0.075 per share	—	—	—	(2,368)	—	—	(2,368)
Balance, June 30, 2018	31,473,654	$3,146	$734	$550,480	$(54,960)	$48,502	$547,902

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2018	31,476,428	$3,148	$1,410	$510,975	$(24,023)	$42,249	$533,759
Cumulative effect of accounting change (adoption of Topic 606), net of tax effect	—	—	—	(8,802)	—	—	$(8,802)
Cumulative effect of accounting change (adoption of ASC 340-40), net of tax effect	—	—	—	(1,460)	—	—	(1,460)
Net income attributable to Ebix, Inc.	—	—	—	55,388	—	—	55,388
Net income attributable to noncontrolling interest	—	—	—	—	—	139	139
Cumulative translation adjustment	—	—	—	—	(30,937)	—	(30,937)
Repurchase and retirement of common stock	(30,000)	(3)	(1,339)	(884)	—	—	(2,226)
Vesting of restricted stock	25,957	1	(1)	—	—	—	—
Exercise of stock options	2,283	—	42	—	—	—	42
Share based compensation	—	—	1,509	—	—	—	1,509
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,014)	—	(100)	—	—	—	(100)
Recognized noncontrolling ownership of joint venture	—	—	(787)	—	—	6,114	5,327
Common stock dividends paid, $0.15 per share	—	—	—	(4,737)	—	—	(4,737)
Balance, June 30, 2018	31,473,654	$3,146	$734	$550,480	$(54,960)	$48,502	$547,902

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$54,561	$55,388
Net income (loss) attributable to noncontrolling interest	(1,172)	139
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	7,340	5,341
Benefit for deferred taxes	(5,374)	(1,321)
Share based compensation	1,422	1,509
Provision for doubtful accounts	(1,310)	2,098
Amortization of right-of-use assets	3,517	—
Unrealized foreign exchange loss	81	1,262
Amortization of capitalized software development costs	1,243	1,080
Reduction of acquisition accruals	(17,124)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,166)	(22,907)
Other assets	(758)	(40)
Accounts payable and accrued expenses	2,824	4,891
Accrued payroll and related benefits	(1,808)	(327)
Contract liabilities	(6,192)	(5,544)
Lease liabilities	(3,460)	(382)
Reserve for potential uncertain income tax return positions	—	59
Other liabilities	6,618	(1,353)
Net cash provided by operating activities	38,242	39,893

Cash flows from investing activities:
Acquisition of Transcorp	—	(6,554)
Cash (paid to) received from Paul Merchants for 10% stake in MTSS combined business	(4,925)	4,996
Acquisition of Weizmann, net of $11.3 million cash acquired	(77,350)	—
Acquisition of Pearl	(3,372)	—
Acquisition of Lawson	(2,726)	—
Acquisition of Miles	(982)	—
Acquisition of Business Travels	(689)	—
Cash paid for acquisition of AHA taxis, net of $25 thousand cash acquired	(214)	—
Cash paid for acquisition of Zillious, net of $279 thousand cash acquired	(9,816)	—
Cash paid for acquisition of Essel Forex	(7,935)	—
Cash paid for acquisition of Centrum, net of $13.4 million cash acquired	—	(166,017)
Cash paid for acquisition of Smartclass, net of $982 thousand cash acquired	—	(7,593)
Capitalized software development costs paid	(2,588)	(2,016)
Maturities of marketable securities	14,488	725
Capital expenditures	(4,721)	(1,472)
Net cash used in investing activities	(100,830)	(177,931)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	13,500	84,165
Proceeds from term loan	—	124,250
Principal payments of term loan obligation	(7,532)	(3,125)
Repurchases of common stock	(10,972)	(2,226)
Proceeds from the exercise of stock options	—	42
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(27)	(100)
Dividend payments	(4,599)	(4,737)
Other	5,081	—
Principal payments of debt obligations	(846)	—
Working capital facility	41,588	(4,554)
Payments of financing lease obligations	(129)	(6)
Net cash provided by financing activities	36,064	193,709
Effect of foreign exchange rates on cash	521	(6,545)
Net change in cash and cash equivalents, and restricted cash	(26,003)	49,126
Cash and cash equivalents, and restricted cash at the beginning of the period	159,589	70,867
Cash and cash equivalents, and restricted cash at the end of the period	$133,586	$119,993
Supplemental disclosures of cash flow information:
Interest paid	$20,984	$9,714
Income taxes paid	$6,528	$8,357
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:
As of December 31, 2018 there were 200,000 shares totaling $8.8 million of share repurchases that were not settled until January 2019.

During the six months ended June 30, 2019 there were 471 shares, totaling $27 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure Exchanges to the insurance, financial, and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing software as a service ("SaaS") enterprise solutions in the area of customer relationship management ("CRM"), front-end and back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southwest Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in areas of domestic & international money remittance, foreign exchange ("Forex"), travel, pre-paid and gift cards, utility payments, lending, and wealth management in India and other markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom, Brazil, Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 68.3% and 57.8% of the Company’s total revenue for the six months ended June 30, 2019 and 2018, respectively.
The Company’s revenues are derived from three product/service channels. The Company has determined that the Exchange channel should be split into its Insurance and EbixCash components, due primarily to the significant growth in EbixCash over the past year. The company has also determined that the RCS, Broker, and Carrier channels have become individually immaterial and has chosen to group those together under just RCS.  The revenues for the three and six months ended June 30, 2018 shown below have been adjusted to reflect this change.
Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
EbixCash Exchanges	$78,948	$55,257	$156,685	$91,265
Insurance Exchanges	46,593	47,155	94,608	96,318
Risk Compliance Solutions (“RCS”)	18,734	22,214	35,906	45,273
Totals	$144,275	$124,626	$287,199	$232,856

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2019. The condensed consolidated December 31, 2018 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassification— Certain prior year amounts have been reclassified to be consistent with current year presentation within our financial statements.

Restricted Cash- The carrying value of our restricted cash was $22.6 million and $4.0 million at June 30, 2019 and 2018, respectively. The June 30, 2019 balance primarily consists of $8.6 million funds in an escrow account to acquire the remaining 10.06% publicly-held Weizmann Forex shares pending the lapse of a time bound public offer. Additionally in connection with a 2016 acquisition, there is upfront cash consideration and possible future contingent earn-out payments held in an escrow account contingent upon the acquired business achieving the minimum specified annual net revenue thresholds, which if not achieved would result in said funds being returned to Ebix. The Company also holds fixed deposits pledged with banks for issuance of bank guarantees and letters of credit related to India operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash and cash equivalents	$102,210	$113,410
Restricted cash	22,641	3,992
Restricted cash included in other long-term assets	8,735	2,591
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$133,586	$119,993

Advertising—Advertising costs amounted to $5.6 million and $3.9 million in the first six months of 2019 and 2018, respectively, and are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.
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

As of June 30, 2019, the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at June 30, 2019 but which require disclosure of fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, financing lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at June 30, 2019 and December 31, 2018 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.
Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($10.9 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$15,763	$15,763	$—	$—
Mutual funds (recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	1,621	1,621	—	—
Total assets measured at fair value	$17,384	$17,384	$—	$—

Liabilities
Derivatives:
Contingent accrued earn-out acquisition consideration (a)	$10,819	$—	$—	$10,819
Total liabilities measured at fair value	$10,819	$—	$—	$10,819

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the six months ended June 30, 2019 there were no transfers between fair value Levels 1, 2 or 3.

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
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2019 and during the year ended December 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	June 30, 2019	December 31, 2018
	(In thousands)

Beginning balance	$24,976	$37,096

Total remeasurement adjustments:
Gains included in earnings **	(17,124)	(1,391)
Reductions recorded against goodwill	—	(13,718)
Foreign currency translation adjustments ***	82	(1,620)

Acquisitions and settlements
Business acquisitions	2,885	8,440
Settlement payments	—	(3,831)

Ending balance	$10,819	$24,976

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$(17,124)	$(1,391)

** recorded as a reduction to reported general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at June 30, 2019	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, Indus, Miles, Zillious, and Essel acquisition)	$10,819	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, ItzCash, Indus and Miles acquisition)	$24,976	Discounted cash flow	Projected revenue and probability of achievement

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
Revenue Recognition—The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider (“ASP") platforms, fees for risk compliance solution services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.

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
For arrangements where control is transferred over time, such as software development arrangements involving significant customization, modification, or production, an input or output method is applied that represents a good faith depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, the Company assesses whether any amounts should be constrained.
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
Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product channels for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
Revenue:	2019	2018	2019	2018
United States	45,068	48,400	$91,143	$98,302
Canada	1,258	1,456	2,309	3,056
Latin America	4,974	5,161	8,996	10,555
Australia	8,730	8,740	17,355	18,227
Singapore*	2,015	1,924	4,144	4,140
New Zealand	488	526	1,010	1,013
India*	73,909	51,351	146,817	83,354
Europe	3,634	3,841	7,421	7,872
United Arab Emirates*	225	154	335	375
Indonesia*	2,627	1,828	5,172	3,369
Philippines*	1,347	1,245	2,497	2,593
	$144,275	$124,626	$287,199	$232,856

*India led businesses, except for $1.2 million and $2.3 million in the three months and six months ended June 30, 2019, respectively, of revenues for pre-existing Singapore operations which is not part of EbixCash, and $1.2 million and $2.6 million in the three months and six months ended June 30, 2018, respectively. Total revenue for Indian led businesses in the three months and six months ended June 30, 2019 was $78.9 million and $156.7 million, respectively, and $55.2 million and $91.3 million in the three months and six months ended June 30, 2018, respectively. See Note 7 for additional geographic information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
EbixCash Exchanges	$78,948	55,257	$156,685	$91,265
Insurance Exchanges	46,593	47,155	94,608	96,318
RCS	18,734	22,214	35,906	45,273
Totals	$144,275	$124,626	$287,199	$232,856

Costs to Obtain and Fulfill a Contract
The Company capitalizes certain costs in order to maintain the ability to obtain and fulfill new contracts and contract renewals. These costs are primarily related to the setup and customization of our SaaS based platforms and such costs are amortized over the benefit period. As of June 30, 2019, the Company had $744 thousand of contract costs in “Other current assets” and $1.3 million in “Other Assets” on the Company's Condensed Consolidated Balance Sheets.

(In thousands)	June 30, 2019	December 31, 2018
Balance, beginning of period	$2,238	$2,401
Costs recognized from the beginning balance	(274)	(898)
Additions, net of costs recognized	68	735
Balance, end of period	$2,032	$2,238

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

(In thousands)	June 30, 2019	December 31, 2018
Balance, beginning of period	$44,660	$38,030
Revenue recognized from beginning balance	(30,374)	(21,697)
Additions from business acquisitions	—	16,273
Additions, net of revenue recognized and currency translation	24,244	12,054
Balance, end of period	$38,530	$44,660

Accounts Receivable and the Allowance for Doubtful Accounts—Reported accounts receivable include $148.4 million of trade receivables stated at invoice billed amounts and $26.9 million of unbilled receivables (net of the estimated allowance for doubtful accounts receivable in the amount of $10.0 million). The unbilled receivables pertain to certain projects for which the timing of billing is tied to contractual milestones. The Company adheres to such contractually stated performance milestones and accordingly issues invoices to customers as per contract billing schedules. Approximately $7.3 million of contract liabilities is included in billed accounts receivable at June 30, 2019. The Company recognized bad debt expense(credit) in the amount of $(1.4) million and $(1.3) million for the three and six-month periods ended June 30, 2019 and $1.1 million and $2.1 million for the three and six-month periods ended June 30, 2018, respectively. Accounts receivable are written off against the allowance account when the Company has exhausted all reasonable collection efforts. During the six months ended June 30, 2019 and 2018, $(1.7) million and $40 thousand, respectively, of accounts receivable, which had been specifically reserved for in prior periods, were written off (recovered). In addition the Company has $35.2 million of receivables that are due from a public sector entity in India. Payment of these receivables is dependent on the approval of funding. The Company believes the accounts are fully collectible as of June 30, 2019.
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

Changes in the carrying amount of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018 are reflected in the following table.

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Beginning Balance	$946,685	$666,863
Additions (see Note 3)	18,567	317,410
Purchase accounting adjustments	1,661	(11,080)
Foreign currency translation adjustments	5,016	(26,508)
Ending Balance	$971,929	$946,685

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
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Airport Contract	9
Store Networks	5
Dealer networks	15-20
Brand	15
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$80,230	$80,070
Developed technology	19,215	19,176
Airport Contract	4,794	4,752
Store Networks	828	821
Dealer network	6,371	6,315
Trademarks	2,676	2,677
Brand	872	864
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	116,102	115,791
Accumulated amortization	(69,646)	(64,343)
Finite-lived intangibles, net	$46,456	$51,448

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$42,055

Amortization expense recognized in connection with acquired intangible assets was $2.2 million and $5.2 million for the three and six months ended June 30, 2019, respectively, and $1.7 million and $3.6 million for the three months and six months ended June 30, 2018, respectively.
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

Note 2: Earnings per Share

A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$28,851	$29,180	$54,561	$55,388
Basic Weighted Average Shares Outstanding	30,528	31,465	30,526	31,474
Dilutive effect of stock options and restricted stock awards	140	161	110	169
Diluted weighted average shares outstanding	30,668	31,626	30,636	31,643
Basic earnings per common share	$0.95	$0.93	$1.79	$1.76
Diluted earnings per common share	$0.94	$0.92	$1.78	$1.75

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the six months ended June 30, 2019, the Company completed two business acquisitions, as follows:

Effective January 1, 2019 Ebix acquired the assets of India based Essel Forex Limited, for approximately $7.9 million plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash, using its internal cash reserves. Essel Forex has been one of the five largest Foreign exchange providers in India with a wide spectrum of related products including sales of all major Currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for the corporate clients. Besides being a foreign exchange business partner to leading banks such as ICICI, Axis, Indus Ind, Yes and HDFC Bank, Essel Forex has been associated with Western Union and MoneyGram for inward money transfers. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction. The Company has determined that the fair value of the contingent earn-out consideration is $726 thousand as of June 30, 2019.
Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious Solutions Private Limited for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on earned revenues. Zillious is an on-demand SaaS travel technology solution, with market leadership in the corporate travel segment in India. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction. The Company has determined that the fair value of the contingent earn-out consideration is $2.2 million as of June 30, 2019.
During the twelve months ended December 31, 2018, the Company completed thirteen business acquisitions, as follows:

Effective December 1, 2018, Ebix acquired 74.84% controlling stake in India based Weizmann for $63.1 million and also made a time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders. The $77.35 million reported on the cash flows from investing activities includes a decrease in previously reported cash acquired of $1.5 million and an additional 15.1% of the publicly-held Weizmann Forex shares for $12.7 million. As of June 30, 2019 Ebix has approximately 89.94% of the controlling stake in India based Weizmann. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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

Effective October 1, 2018, Ebix acquired a 70% stake in India based AHA Taxis, a platform for on-demand inter-city cabs in India for $310 thousand. Consideration of $71 thousand was paid during the fourth quarter of 2018 and $214 thousand during the first quarter of 2019. AHA focuses its attention on Corporate and Consumer inter-city travel primarily with a network of thousands of registered AHA Taxis.

Effective October 1, 2018, Ebix acquired a 67% stake in India based Routier, a marketplace for trucking logistics for $413 thousand.

Effective October 1, 2018, Ebix acquired the assets of India based Business Travels for $1.1 million and same has been integrated with Ebix Travels’ operations to expand the wholesale travel and consolidation business. Consideration of $414 thousand was paid during the fourth quarter of 2018 and $689 thousand during the first quarter of 2019. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective August 1, 2018, Ebix acquired India based Miles Software ("Miles"), a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $5.6 million as of June 30, 2019.

Effective July 1, 2018, Ebix acquired India based Leisure Corp ("Leisure") for approximately $2.1 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018, Ebix acquired India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business was integrated into EbixCash’s existing CDL Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018, Ebix acquired India based Indus Software Technologies Pvt. Ltd. ("Indus"), a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $1.7 million as of June 30, 2019.

Effective April 1, 2018, Ebix acquired India based CentrumDirect Limited ("Centrum"), a leader in India’s foreign exchange and outward remittance markets for approximately $179.5 million. This acquisition was funded June 2018. Centrum was into Ebix’s Financial Exchange EbixCash offering in India and abroad, with key Centrum business executives becoming an integral part of the combined EbixCash senior leadership.

Effective April 1, 2018, Ebix acquired a 60% stake in India based Smartclass Educational Services Private Limited ("Smartclass"), a leading e-learning Company engaged in the business of education services, development of education products, and implementation of education solutions for K-12 Schools. Under the terms of the agreement Ebix paid $8.6 million in cash for its stake in Smartclass.

Effective February 1, 2018, Ebix acquired the Money Transfer Service Scheme ("MTSS") Business of Transcorp International Limited (BSE:TRANSCOR.BO), for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earnout payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the six months ended June 30, 2019 and 2018, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $17.1 million and zero, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of zero and zero, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of June 30, 2019, the total of these contingent liabilities was $10.8 million, of which $9.5 million is reported in long-term liabilities, and $1.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018 the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

The aggregated unaudited pro forma financial information pertaining to all of the Company's acquisitions that have an impact on the six months ended June 30, 2019 and June 30, 2018, which includes the acquisitions of Transcorp (acquired February 2018), Centrum (acquired April 2018), Smartclass (acquired April 2018), Indus (acquired July 2018), Mercury (acquired July 2018), Leisure (acquired July 2018), Miles (acquired August 2018), Routier (acquired October 2018), Business Travels (acquired October 2018), Wahh Taxis (acquired October 2018), Pearl (acquired December 2018), Weizmann (acquired December 2018), Zillious (acquired January 2019), and Essel (acquired January 2019) and as presented in the table below is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2019 and 2018 pro forma financial information below assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported financial statements for the six months ended June 30, 2019 and 2018 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$144,275	$144,275	$124,626	$141,385	$287,199	$287,199	$232,856	$280,002
Net Income attributable to Ebix, Inc.	$28,851	$28,851	$29,180	$26,319	$54,561	$54,561	$55,388	$48,826
Basic EPS	$0.95	$0.95	$0.93	$0.84	$1.79	$1.79	$1.76	$1.55
Diluted EPS	$0.94	$0.94	$0.92	$0.83	$1.78	$1.78	$1.75	$1.54

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

At June 30, 2019 the Company's consolidated balance sheet includes $5.2 million of remaining deferred financing costs in connection with this Credit Agreement, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.1 million pertains to the revolving line of credit component of the Credit Agreement, and $2.1 million pertains to the term loan component of the Credit Agreement, of which $575 thousand is netted against the current portion and $1.5 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets. At December 31, 2018 the Company's consolidated balance sheet included $5.9 million of remaining deferred financing costs with $3.5 million pertaining to the revolving line of credit component of the Credit Agreement, and $2.4 million pertaining to the term loan component of the Credit Agreement, of which $575 thousand was netted against the current portion and $1.8 million was netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets.

At June 30, 2019, the outstanding balance on the revolving line of credit under the Credit Agreement was $438.0 million and the facility carried an interest rate of 5.00%. During the six months ended June 30, 2019, $13.5 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2019, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $436.2 million and $438.0 million, respectively. At December 31, 2018, the outstanding balance on the revolving line of credit with Regions was $424.5 million and the facility carried an interest rate of 4.88%. This balance was included in the long-term liabilities section of the Consolidated Balance Sheets. During 2018, the average and maximum outstanding balances on the revolving line of credit were $318.9 million and $424.5 million, respectively.

At June 30, 2019, the outstanding balance on the term loan was $283.7 million of which $16.9 million is due within the next twelve months, with $7.53 million payments having been made during the six months ended June 30, 2019. This term loan also carried an interest rate of 5.00% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $16.9 million and $266.8 million respectively at June 30, 2019. At December 31, 2018,, the outstanding balance on the term loan was $291.2 million of which $15.1 million is due within the next twelve months. This term loan also carried an interest rate of 4.88%. The current and long-term portions of the term loan was included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $15.1 million and $276.2 million, respectively, at December 31, 2018.

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

The Settlement was fully paid on May 2, 2019.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments—See Note 11.

Business Acquisition Earn-out Contingencies-A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of June 30, 2019, the total of these contingent liabilities was $10.8 million, of which $9.5 million is reported in long-term liabilities, and $1.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018, the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Self-Insurance—For some of the Company’s U.S. employees the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of June 30, 2019, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $232 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2019, was $3.3 million.

Note 6: Income Taxes
The Company recorded net income tax benefit (expense) of $(1.0) million (3.42%) and $80 thousand (.15%) during the three and six months ended June 30, 2019, respectively, which included discrete items. The gross tax benefit of zero and $4.2 million recorded during the three and six months ended June 30, 2019, respectively, were from certain discrete items related to deferred tax true-up related to tax carrying value of assets versus carrying value as per the books. The income tax expense exclusive of discrete items was $1.0 million (3.42%) and $4.08 million (7.65%) during the three and six months ended June 30, 2019, respectively. Our tax expense and effective tax rate has decreased year over year due to recording of one time Transition tax liability last year resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The Company expects its full year effective tax rate to be in the range of 7% to 8%.

                As of June 30, 2019 a liability of $9.3 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the six months ended June 30, 2019 and 2018, there was zero and $59 thousand increase to this liability reserve, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

The following enterprise-wide information relates to the Company's geographic locations:

	As of and for the Six Months Ended June 30, 2019		As of and for the Six Months Ended June 30, 2018
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
United States	$91,143	$395,564	$98,302	$395,748
Canada	2,309	5,963	3,056	6,210
Latin America	8,996	16,743	10,555	19,179
Australia	17,355	1,989	18,227	1,640
Singapore*	4,144	18,357	4,140	17,926
New Zealand	1,010	665	1,013	272
India*	146,817	730,286	83,354	507,404
Europe	7,421	23,536	7,872	25,555
United Arab Emirates*	335	58,605	375	54,405
Indonesia*	5,172	85	3,369	97
Philippines*	2,497	536	2,593	912
	$287,199	$1,252,329	$232,856	$1,029,348

*India led businesses, except for $1.2 million and $2.3 million in the three months and six months ended June 30, 2019, respectively, of revenues for pre-existing Singapore operations which is not part of EbixCash, and $1.2 million and $2.6 million in the three months and six months ended June 30, 2018, respectively. Total revenue for Indian led businesses in the three months and six months ended June 30, 2019 was $78.9 million and $156.7 million, respectively, and $55.2 million and $91.3 million in the three months and six months ended June 30, 2018, respectively.

Note 8: Investment in Joint Ventures

Effective December 1, 2018, Ebix acquired 74.84% controlling stake in India based Weizmann for $63.1 million and also made a time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders. During the three months ended June 30, 2019 Ebix acquired an additional 15.1% of these publicly-held Weizmann Forex shares for $12.7 million. As of June 30, 2019 Ebix has approximately 89.94% of the controlling stake in India based Weizmann. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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

Effective April 1, 2017 Ebix entered into a joint venture with India-based Essel Group, while acquiring an 80% stake in ItzCash, India’s leading payment solutions exchange. ItzCash is recognized as a leader in the prepaid cards and bill payments space in India. Under the terms of the agreement, ItzCash was valued at a total enterprise value of approximately $150 million. Accordingly, Ebix acquired an 80% stake in ItzCash for $120 million including upfront cash of $76.3 million plus possible future contingent earn-out payments of up to $44.0 million based on earned revenues over the subsequent thirty-six month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is zero as of June 30, 2019.

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

Effective September 1, 2015 Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all of its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with additional equity stake in the joint venture and a new contemporaneous valuation of the business the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain was reflected as a component of other non-operating income in the accompanying Condensed Consolidated Statement of Income. Beginning July 1, 2016 Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. IHC is also a customer of the EbixHealth JV, and during the three and six months ending June 30, 2019 and 2018 the EbixHealth JV recognized $773 thousand and $1.5 million, respectively, of revenue from IHC, and as of June 30, 2019 the EbixHealth JV had $586 thousand of accounts receivable from IHC. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and six months ending June 30, 2019 the Company recognized $20 thousand and $39 thousand revenue from IHC respectively, and as of June 30, 2019 IHC had $13 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature, the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, the Company’s development of its property and casualty underwriting insurance data exchange platform servicing the London markets, and mobile applications and software enhancements under development for its EbixCash products. During the six months ended June 30, 2019 and 2018, respectively, the Company capitalized $2.6 million and $2.0 million of such development costs. As of June 30, 2019 and December 31, 2018, a total of $13.1 million and $11.7 million, respectively, of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the six months ended June 30, 2019 and 2018, the Company recognized $1.2 million and $1.1 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education products costs are immediately expensed. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years.

Note 10: Other Current Assets

Other current assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Prepaid expenses	$43,975	$41,271
Sales taxes receivable from customers	5,492	6,409
Other third party receivables	5,594	8,341
Accrued interest receivable	279	233
Credit card merchant account balance receivable	1,780	939
Short term portion of capitalized costs to obtain and fulfill contracts	744	—
Other	2,883	2,081
Total	$60,747	$59,274

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

The company adopted Topic 842 effective January 1, 2019 using a modified retrospective method and did not restate comparative periods. The Company elected to adopt the package of practical expedients; accordingly, the Company retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. The company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2029, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. As of June 30, 2019 the maturity of lease liabilities under Topic 842 are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2019 (Remaining six months)	$3,900	$58	$3,958
2020	6,225	110	6,335
2021	4,113	106	4,219
2022	2,572	76	2,648
2023	1,668	15	1,683
Thereafter	2,602	—	2,602
Total	21,080	365	21,445
Less: present value discount*	(3,177)	(55)	(3,232)
Present Value of Lease liabilities	$17,903	$310	$18,213

Less: current portion of lease liabilities	(6,035)	(91)	(6,126)
Total long-term lease liabilities	$11,868	$219	$12,087

* The discount rate used was the incremental borrowing rate.

The company's net assets recorded under operating and finance leases were $18.1 million as of June 30, 2019. The lease cost recognized in our condensed consolidated income statements of operations in the category of General and Administrative, is summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Operating Lease Cost	2,150	4,270
Finance Lease Cost:
Amortization of Lease Assets	22	43
Interest on Lease liabilities	8	15
Finance Lease Cost	30	58
Sublease Income	(157)	(422)
Total Net Lease Cost	$2,023	$3,906

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

June 30, 2019
Weighted Average Lease Term - Operating Leases	3.90 years
Weighted Average Lease Term - Finance Leases	3.32 years
Weighted Average Discount Rate - Operating Leases	8.43%
Weighted Average Discount Rate - Finance Leases	10.33%

Commitments for minimum rentals under non-cancellable leases, under the legacy guidance in ASC 840 as of December 31, 2018 were as follows:

Year	Operating Leases	Financing Leases
(in thousands)
2019	$34,189	$266
2020	32,093	96
2021	26,675	89
2022	23,355	67
2023	21,890	15
Thereafter	3,299	—
Total	$141,501	$533
Less: sublease income	(1,091)
Net lease payments	$140,410
Less: amount representing interest		(63)
Present value of obligations under financing leases		$470
Less: current portion		(239)
Long-term obligations		$231

As of June 30, 2019 our lease liability of $18.2 million does not include certain arrangements which do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $117.4 million as follows:

Year	Commitments
(in thousands)
2019 (Remaining six months)	$14,091
2020	28,181
2021	26,654
2022	24,289
2023	23,733
Thereafter	407
Total	$117,355

The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Finance leases range from three to five years and are primarily for office equipment. There were multiple assets under various individual finance leases at June 30, 2019 and 2018. Rental expense for office and airport facilities and certain equipment subject to operating leases for the six months ended June 30, 2019 and 2018 was $18.6 million and $7.8 million, respectively.

Note 12: Concentrations of Credit Risk

Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at June 30, 2019. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Customer

As previously disclosed in Note 8, effective February 7, 2016 Ebix and Vayam formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three and six months ending June 30, 2019 the Ebix Vayam Limited JV recognized $159 thousand and $246 thousand, respectively. During the three and six ending June 30, 2018 the Ebix Vayam Limited JV recognized $4.0 million and $10.2 million of revenue from Vayam, respectively, and as of June 30, 2019 the Ebix Vayam Limited JV had $35.2 million of accounts receivable with Vayam.

Note 13: Subsequent Events

Repurchases of Common Stock

Subsequent to June 30, 2019 and through August 9, 2019 the Company has re-purchased an additional 45,000 shares of its outstanding common stock for aggregate cash consideration in the amount of $2.0 million and at an average rate of $43.99 per share. All share repurchases were done in accordance with Rule 10b-18 of the Securities Act of 1934 as to the timing, pricing, and volume of such transactions, and were funded from available cash resources.

Acquisitions

On July 16, 2019, Ebix, announced that it had entered into a merger agreement with Yatra Online, Inc., a Cayman Islands exempted company limited by shares (“Yatra”). In the merger, Yatra shareholders will receive Ebix Series Y Convertible Preferred Stock. Based on the measured trailing volume weighted average price the transaction implies an enterprise value of $337.8 million and post adjustment for Indebtedness, Working capital, Warrants to be converted and minimum cash requirement, a net equity value of $239.0 million.

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

•	MD&A and the analysis of the six-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
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
Results of Operations — Three Months Ended June 30, 2019 and 2018
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our ASP platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward) and related services, including travel, from our new financial exchange. International revenue accounted for 68.8% and 61.2% of the Company’s total revenue for the three months ended June 30, 2019 and 2018, respectively.
Ebix’s revenue streams come from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
EbixCash Exchanges	$78,948	$55,257	$156,685	$91,265
Insurance Exchanges	46,593	47,155	94,608	96,318
RCS	18,734	22,214	35,906	45,273
Totals	$144,275	$124,626	$287,199	$232,856

During the three months ended June 30, 2019 our total operating revenues increased $19.6 million or 16%, to $144.3 million as compared to $124.6 million during the second quarter of 2018. The year-over-year revenues primarily increased as a result of the growth in the EbixCash segment as well as the acquisitions made by Ebix in the last twelve months offset by reductions in our U.S. consulting, EbixHealth JV and our e-governance service contracts for BSNL and then executed within the Ebix Vayam Limited JV. Reported revenues were impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Australia, Brazil, and Great Britain) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate reduced reported revenues by $3.2 million for the three months ended June 30, 2019.
With respect to business acquisitions completed during the years 2019 and 2018 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues increased 2.0% for the three months ending June 30, 2019 versus the same periods in 2018. The 2019 and 2018 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported condensed consolidated financial statements for the three months ended June 30, 2019 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being February 2018 for Transcorp, April 2018 for Centrum, April 2018 for Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure, August 2018 for Miles, October 2018 for Routier, October 2018 for Business Travels, October 2018 for Wahh Taxis, December 2018 for Pearl, Weizmann, January 2019 for Zillious (acquired January 2019), and January 2019 for Essel.
Revenues for the three months ended June 30, 2019 and 2018 actual and proforma include $159 thousand and $4.0 million  revenue, respectively, from the e-governance business. The company has consciously decided to disengage in the e-governance business, leading to an actual and proforma year over year decrease of revenue of $3.8 million in this revenue outlet.
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

Cost of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $7.4 million or 17%, to $51.0 million in the second quarter of 2019 as compared to $43.6 million in the second quarter of 2018. The increase in the Company's costs of services provided is due primarily to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the Company's 2018 India acquisitions in the travel, foreign exchange, and software solutions sectors offset by reductions in our U.S. consulting salary costs and a reduction of our e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses

The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. Product development expenses increased $2.7 million or 31% to $11.4 million during the second quarter of 2019 as compared to $8.7 million during the second quarter of 2018. This increase is primarily due to costs associated with the operations of the recent acquisition of Indus and Miles.
Sales and Marketing Expenses
Sales and marketing expenses decreased $330 thousand or 7%, to $4.5 million in the second quarter of 2019 as compared to $4.8 million in the second quarter of 2018.
General and Administrative Expenses
Reported general and administrative expenses increased $6.1 million or 23% to $32.9 million in the second quarter of 2019 as compared to $26.7 million in the second quarter of 2018 primarily due to costs associated with the Company's 2018 India acquisitions in the foreign exchange and software solutions sectors.

Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $749 thousand or 30% to $3.3 million in the second quarter of 2019 as compared to $2.5 million in the second quarter of 2018 primarily due to costs associated with the Company's 2018 India acquisitions.
Interest Income
Interest income increased $44 thousand or 52% to $129 thousand in the second quarter of 2019 as compared to $85 thousand in the second quarter of 2018 primarily due to increased balances in interest bearing accounts.
Interest Expense
Interest expense increased $6.0 million or 105%, to $11.8 million in the second quarter of 2019 as compared to $5.8 million in the second quarter of 2018. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 40% to $725.4 million during Q2 2019 from $519.2 million during Q2 of 2018, as well as an increase in the underlying interest rate which increased to 5.0% for Q2 2019 versus 4.3% for Q2 2018. Additionally, interest expense increased due to increased balances in the working capital facility of our EbixCash operations in India.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange gains for the three months ended June 30, 2019 in the amount of $401 thousand consists of $169 thousand of gains realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $232 thousand of unrealized gains pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded net income tax expense of $1.00 million (3.42%) during the second quarter of 2019 which included gross tax benefit of zero from certain discrete items. The income tax expense exclusive of discrete items was $1.00 million (3.42%).Our tax expense and effective tax rate has decreased year over year due to recording of one time Transition tax liability last year resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The Company expects its full year effective tax rate to be in the range of 7% to 8%.

Results of Operations — Six Months Ended June 30, 2019 and 2018
Operating Revenue
During the six months ended June 30, 2019 our total operating revenues increased $54.3 million or 23%, to $287.2 million as compared to $232.9 million during the same period in 2018. The year-over-year revenues primarily increased as a result of the growth in the EbixCash segment as well as the acquisitions made by Ebix in the last twelve months offset by reductions in our U.S. consulting, EbixHealth JV and our e-governance service contracts for BSNL and then executed within the Ebix Vayam Limited JV. International revenue accounted for 68.3% and 57.8% of the Company’s total revenue for the six months ended June 30, 2019 and 2018, respectively.
With respect to business acquisitions completed during the years 2019 and 2018 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues increased 3% for the six months ending June 30, 2019 versus the same periods in 2018. The 2019 and 2018 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported condensed consolidated financial statements for the six months ended June 30, 2019 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being February 2018 for Transcorp, April 2018 for Centrum, April 2018 for Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure, August 2018 for Miles, October 2018 for Routier, October 2018 for Business Travels, October 2018 for Wahh Taxis, December 2018 for Pearl, Weizmann, January 2019 for Zillious (acquired January 2019), and January 2019 for Essel.
Revenues for the six months ended June 30, 2019 and 2018 actual and proforma include $246 thousand and $10.2 million  revenue, respectively, from the e-governance business. The company has consciously decided to disengage in the e-governance business, leading to an actual and proforma year over year decrease of revenue of $10.0 million this revenue outlet.

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

Cost of Services Provided

Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services, increased $13.7 million or 17%, to $96.9 million during the six months ended June 30, 2019 as compared to $83.2 million during the same period in 2018. The increase in the Company's costs of services provided is due primarily to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the Company's 2018 India acquisitions in the travel, foreign exchange, and software solutions sectors offset by reductions in our U.S. consulting salary costs and a reduction of our e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses

The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets. Product development expenses increased $5.5 million or 32%, to $22.6 million during the six months ended June 30, 2019 as compared to $17.1 million during the same period in 2018. This increase is primarily due to costs associated with the operations of the recent acquisition of Indus and Miles.
Sales and Marketing Expenses

Sales and marketing expenses increased $1.8 million or 20%, to $10.6 million during the six months ended June 30, 2019 as compared to $8.8 million during the same period in 2018 primarily due to promotional activities in India.
General and Administrative Expenses

Reported general and administrative expenses increased $8.1 million or 17% to $54.3 million during the six months ended June 30, 2019 as compared to $46.2 million during the same period in 2018 primarily due to costs associated with the Company's 2018 India acquisitions in the travel, foreign exchange, e-learning and software solutions sectors offset by a $(17.1) million reduction of acquisition earnout accrual for ItzCash, Indus and Wdev.
Amortization and Depreciation Expenses

Amortization and depreciation expenses increased $2.0 million or 37% to $7.3 million during the six months ended June 30, 2019 as compared to $5.3 million during the same period in 2018 primarily due to costs associated with the Company's 2018 India acquisitions.
Interest Income

Interest income increased $273 thousand or 133% to $479 thousand during the six months ended June 30, 2019 as compared to $206 thousand during the same period in 2018 primarily due to increased balances in interest bearing accounts.
Interest Expense

Interest expense increased $11.0 million or 104% to $21.6 million during the six months ended June 30, 2019 as compared to $10.6 million during the same period in 2018. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 36% to $725.5 million during the six months ended June 30, 2019 from $461.1 million during the six months ending June 30 2018, as well as an increase in the underlying average interest rate which increased to an average of 5.0% during the six months ending June 30, 2019 versus 4.25% for the same six month period in 2018. Additionally, interest expense increased due to increased balances in the working capital facility of our EbixCash operations in India.
Foreign Currency Exchange Gain (Loss)

Net foreign currency exchange gains for the six months ended June 30, 2019 in the amount of $146 thousand consists of $227 thousand of gains realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, partially offset by $81 thousand of unrealized losses pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.

Income Taxes
The Company recorded net income tax expense of $80 thousand (.15%) during the six months ended June 30, 2019 which included gross tax benefit of $4.2 million from certain discrete items related to deferred tax true-up related to tax carrying value of assets versus carrying value as per the books. The income tax expense exclusive of discrete items was $4.08 million (7.65%) during the six months ended June 30, 2019. Our tax expense and effective tax rate has decreased year over year due to recording of one time Transition tax liability last year resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The Company expects its full year effective tax rate to be in the range of 7% to 8%.

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
Our cash and cash equivalents were $102.2 million and $147.8 million at June 30, 2019 and December 31, 2018, respectively. The $4.4 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source as well as a tax at the U.S. parent level upon receipt of repatriated amounts. The approximate cash, cash equivalents, short-term investments, and restricted cash balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 5, 2019 are presented in the table below (figures denominated in thousands):

Country/Region	Cash, Restricted Cash and ST investments
United States	$6,196
Canada	596
Latin America	2,569
Australia	5,851
Singapore	3,390
New Zealand	432
India	71,032
Europe	706
Mauritius	39
Philippines	7,987
Indonesia	2,349
United Arab Emirates	278
Total	$101,425

Our current ratio increased slightly to 1.36 at June 30, 2019 from 1.35 at December 31, 2018 while our working capital position decreased to $97.7 million at June 30, 2019 from $110.0 million at the end of 2018. Our short-term liquidity has decreased primarily due to a decrease in cash and cash equivalents and short-term investments and an increase in working capital facility and restricted cash and restricted cash equivalents, partially offset by a decrease in other current liabilities and earnout contingencies. The Company's days sales outstanding in accounts receivable ("DSO") was 111 days at June 30, 2019 up 8 days from 103 days at March 31, 2019. The increase is primarily due to new Ebix Cash sales and growth initiatives in the business exchange, trucking logistics and travel related business.
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
During the six months ended June 30, 2019, the Company completed two business acquisitions, as follows:

Effective January 1, 2019, Ebix acquired the assets of India based Essel Forex for approximately $7.9 million plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash, using its internal cash reserves. Essel Forex has been one of the five largest Foreign exchange providers in India with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for the corporate clients. Besides being a foreign exchange business partner to leading banks such as ICICI, Axis, Indus Ind, Yes and HDFC Bank, Essel Forex has been associated with Western Union and MoneyGram for inward money transfers. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
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
During the twelve months ended December 31, 2018, the Company completed thirteen business acquisitions, as follows:

Effective December 1, 2018, Ebix acquired 74.84% controlling stake in India based Weizmann for $63.1 million and also made a time bound public offer to acquire the remaining 25.16% publicly-held Weizmann Forex shares for approximately $21.1 million to public shareholders. The $77.35 million reported on the cash flows from investing activities includes a decrease in previously reported cash acquired of $1.5 million and an additional 15.1% of the publicly-held Weizmann Forex shares for $12.7 million. As of June 30, 2019 Ebix has approximately 89.94% of the controlling stake in India based Weizmann. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

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

Effective October 1, 2018, Ebix acquired a 70% stake in India based AHA Taxis, a platform for on-demand inter-city cabs in India for $310 thousand. Consideration of $71 thousand was paid during the fourth quarter of 2018 and $214 thousand during the first quarter of 2019. AHA focuses its attention on Corporate and Consumer inter-city travel primarily with a network of thousands of registered AHA Taxis.

Effective October 1, 2018, Ebix acquired a 67% stake in India based Routier, a marketplace for trucking logistics for $413 thousand.

Effective October 1, 2018, Ebix acquired the assets of India based Business Travels for $1.1 million and same has been integrated with Ebix Travels’ operations to expand the wholesale travel and consolidation business. Consideration of $414 thousand was paid during the fourth quarter of 2018 and $689 thousand during the first quarter of 2019. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective August 1, 2018, Ebix acquired India based Miles, a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $5.6 million as of June 30, 2019.

Effective July 1, 2018, Ebix acquired India based Leisure for approximately $2.1 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018, Ebix acquired India based Mercury Travels for approximately $13.2 million, with the goal of creating a new travel division to focus on a niche segment of the travel market. Mercury’s Forex business was integrated into EbixCash’s existing CDL Forex exchange business. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective July 1, 2018, Ebix acquired Indus, a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $1.7 million as of June 30, 2019.

Effective April 1, 2018, Ebix acquired India based Centrum, a leader in India’s foreign exchange and outward remittance markets for approximately $179.5 million. This acquisition was funded June 2018. Centrum was integrated into Ebix’s Financial

Exchange EbixCash offering in India and abroad, with key Centrum business executives becoming an integral part of the combined EbixCash senior leadership.

Effective April 1, 2018, Ebix acquired a 60% stake in India based Smartclass , a leading e-learning Company engaged in the business of education services, development of education products, and implementation of education solutions for K-12 Schools. Under the terms of the agreement Ebix paid $8.6 million in cash for its stake in Smartclass.
Effective February 1, 2018, Ebix acquired Transcorp for upfront cash consideration in the amount of $7.25 million, of which $6.55 million was funded with cash and $700 thousand assumed in liabilities.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, to the Notes to Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2019, the total of these contingent liabilities was $10.8 million, of which $9.5 million is reported in long-term liabilities, and $1.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018 the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Operating Activities
Net cash provided by our operating activities was $38.2 million for the six months ended June 30, 2019. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $54.6 million, net of $81 thousand of unrealized foreign currency exchange gains, $7.3 million of depreciation and amortization, $(1.2) million of net income attributable to a non-controlling interest, $1.4 million of non-cash share-based compensation, $3.5 million of right-of-use assets amortization, $1.2 million of amortization of capitalized software development costs and $(11.6) million of working capital requirements primarily due to increased outstanding trade accounts receivable, deferred revenue and provision for deferred taxes. Partially offsetting this net cash inflow was $17.1 million of non-cash gains recognized upon the reduction in acquisition earnout contingent liabilities. During the six months ended June 30, 2019 the Company made $6.5 million of tax payments.

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
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2019 was $100.8 million, and consisted of $77.4 million (net of cash acquired) used for the acquisition of Weizmann (acquired December 2018), $8.0 million used for other Q4 2018 acquisition in India not previously funded, $9.8 million used for the acquisition of Zillious, $7.9 million (net of cash acquired) used for the acquisition of Essel, $4.9 million to reacquire Paul Merchant's 10% equity interest in Ebix’s combined international remittance business in India, $4.7 million primarily for capital expenditures in India , and $2.6 million for software development costs that were capitalized. Partially offsetting these outflows was $14.5 million from the net maturities of marketable securities (specifically bank certificates of deposit).
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

Financing Activities
During the six months ended June 30, 2019, net cash provided by financing activities was $36.1 million which consisted of $13.5 million provided by the Company's revolving credit facility with Regions, $5.1 million net proceeds from short term third party loans as part of its EbixCash operations, and $41.6 million net provided by the EbixCash working capital facility in India. Partially offsetting the cash inflows were $4.6 million to pay quarterly dividends to our common stockholder, $11.0 million used to repurchase shares of our common stock and $7.5 million was used to make the scheduled payments against the existing term loan with Regions.

During the six months ended June 30, 2018 net cash provided by financing activities was $193.7 million which consisted of $124.3 million provided by the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank, $205.0 million provided by the Company's revolving credit facility with Regions. Partially offsetting this cash inflow were $120.8 million used as part of the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank, $4.7 million was used to pay quarterly dividends to our common stockholder, $4.6 million net payments of the EbixCash working capital facility in India, and $3.1 million was used to make the scheduled payments against the existing term loan with Regions.

Commercial Bank Financing Facility

At June 30, 2019 the Company's consolidated balance sheet includes $5.2 million of remaining deferred financing costs in connection with this Credit Agreement, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.1 million pertains to the revolving line of credit component of the Credit Agreement, and $2.1 million pertains to the term loan component of the Credit Agreement of which $575 thousand is netted against the current portion and $1.5 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets.

At June 30, 2019, the outstanding balance on the revolving line of credit under the Credit Agreement was $438.0 million and the facility carried an interest rate of 5.00%. During the six months ended June 30, 2019, $13.5 million of draws were made off of the revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2019, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $436.2 million and $438.0 million, respectively.

At June 30, 2019, the outstanding balance on the term loan was $283.7 million of which $16.9 million is due within the next twelve months, with $7.53 million payments having been made during the six months ended June 30, 2019. This term loan also carried an interest rate of 5.00% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $16.9 million and $266.8 million respectively at June 30, 2019.

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
Valuation of Contingent Liabilities related to Earn-Out Obligations from Business Acquisitions

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. During the six months ended June 30, 2019 and 2018, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $17.1 million and zero, respectively, due to re-measurements based on the then assessed fair value and changes in anticipated future revenue levels. During the six months ended June 30, 2019 and 2018, these reductions to the contingent accrued earn-out liabilities resulted in a corresponding reduction of $17.1 million and zero, respectively to general and administrative expenses as reported on the Condensed Consolidated Statements of Income and a reduction of zero and zero, respectively to goodwill as reported in the enclosed Condensed Consolidated Balance Sheets. As of June 30, 2019, the total of these contingent liabilities was $10.8 million.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than our entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S and India, furthermore the functional currencies in our main India and Singapore offices is the U.S. dollar, and accordingly, a substantial portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, India (specifically EbixCash), New Zealand, Great Britain, Canada, Brazil, Singapore, Philippines, Indonesia, and United Arab Emirates where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2019 and 2018 the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized gains (losses) of $7.9 million and $(30.9) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $11.0 million and $7.1 million for the six months ended June 30, 2019 and 2018, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2019, the Company had $724.9 million of outstanding debt obligations which consisted of a $283.7 million term loan, a $438.0 million balance on our commercial banking revolving line of credit, and a $1.8 million note due to IHC by the EbixHealth JV, and $1.4 million of previously existing debt pertaining to Weizmann. The Company's revolving line of credit bears interest at the rate of LIBOR plus 2.25%, and stood at 5.00% at June 30, 2019. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $3.0 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively. The Company's average cash balances and short term investments during the six months ended June 30, 2019 were $129.0 million and its existing cash balances as of June 30, 2019 were $102.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $163 thousand and $276 thousand for the six months ended June 30, 2019 and 2018, respectively.
The Company has significant outstanding trade accounts receivable with certain Indian government sponsored companies in connection with one of its joint ventures. See Note 12 for additional information.
There were no other material changes to our market risk exposure during the six months ended June 30, 2019 and 2018. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2018 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2019. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Settlement was fully paid on May 2, 2019.

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

Item 2: REPURCHASES OF EQUITY SECURITIES

Effective February 6, 2017 the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $150.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities. Under certain circumstances the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility. There were no share repurchases during the three months ended June 30, 2019, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $82.1 million.

Item 3: DEFAULTS UPON SENIOR SECURITIES
None.

Item 4: MINE SAFETY DISCLOSURES
Not applicable.

Item 5: OTHER INFORMATION
None.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

EXHIBITS INDEX

Exhibits
2.1	Agreement and Plan of Merger, dated July 16, 2019, by and among Ebix, Yatra, and Merger Sub(incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 17, 2019)
3.1
Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

3.2	Amendment to Certificate of Incorporation of Ebix, Inc. dated May 25, 2017 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).
3.3
Amended and Restated Bylaws of Ebix, Inc., effective immediately following the Company’s Annual Meeting of Stockholders, held on January 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 24, 2014).

3.4
Amendment to Certificate of Incorporation of Ebix, Inc. filed November 21, 2018 (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

3.5
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series Y Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 25, 2019).

10.1**	Amended Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 10, 2019).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
** Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	August 9, 2019	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Sean T. Donaghy
Sean T. Donaghy
Chief Financial Officer (Principal Financial and Accounting Officer)