Form 10-Q
period 2019-09-30
EBIX INC
filed 2019-11-12
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2019 the number of shares of common stock outstanding was 30,495,578.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating revenue	$147,233	$128,643	$434,432	$361,499

Operating expenses:
Cost of services provided	55,171	42,963	152,054	126,113
Product development	11,245	11,010	33,884	28,115
Sales and marketing	4,284	4,721	14,898	13,542
General and administrative, net (see Note 1)	46,900	28,188	101,210	74,416
Amortization and depreciation	3,626	2,523	10,966	7,864
Total operating expenses	121,226	89,405	313,012	250,050

Operating income	26,007	39,238	121,420	111,449
Interest income	99	103	578	309
Interest expense	(10,970)	(7,467)	(32,551)	(18,064)
Non-operating income	352	7	344	60
Non-operating expense - litigation settlement	—	—	(21,140)	—
Foreign currency exchange loss	(641)	(921)	(495)	(2,919)
Income before income taxes	14,847	30,960	68,156	90,835
Income tax benefit (expense)	217	(1,679)	297	(6,027)
Net income including noncontrolling interest	15,064	29,281	68,453	84,808
Net (loss) income attributable to noncontrolling interest	(5,445)	39	(6,617)	178
Net income attributable to Ebix, Inc.	$20,509	$29,242	$75,070	$84,630

Basic earnings per common share attributable to Ebix, Inc.	$0.67	$0.93	$2.46	$2.69

Diluted earnings per common share attributable to Ebix, Inc.	$0.67	$0.92	$2.45	$2.67

Basic weighted average shares outstanding	30,501	31,492	30,517	31,480

Diluted weighted average shares outstanding	30,633	31,628	30,598	31,638

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income including noncontrolling interest	$15,064	$29,281	$68,453	$84,808
Other comprehensive loss:
Foreign currency translation adjustments	(18,752)	(30,873)	(10,859)	(61,810)
Total other comprehensive loss	(18,752)	(30,873)	(10,859)	(61,810)
Comprehensive income	(3,688)	(1,592)	57,594	22,998
Comprehensive (loss) income attributable to noncontrolling interest	(5,445)	39	(6,617)	178
Comprehensive income attributable to Ebix, Inc.	$1,757	$(1,631)	$64,211	$22,820

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$124,242	$147,766
Short-term investments	4,795	31,192
Restricted cash	18,240	8,317
Fiduciary funds- restricted	4,200	6,491
Trade accounts receivable, less allowances of $21,011 and $6,969, respectively	165,397	174,340
Other current assets	63,615	59,274
Total current assets	380,489	427,380

Property and equipment, net	52,597	50,294
Right-of-use assets	17,008	—
Goodwill	958,813	946,685
Intangibles, net	46,298	51,448
Indefinite-lived intangibles	42,055	42,055
Capitalized software development costs, net	13,748	11,742
Deferred tax asset, net	59,906	54,629
Other assets	34,425	26,714
Total assets	$1,605,339	$1,610,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$117,520	$130,221
Accrued payroll and related benefits	8,683	9,227
Working capital facility	35,829	17,841
Fiduciary funds- restricted	4,200	6,491
Short-term debt	1,253	3,990
Current portion of long term debt and financing lease obligation, net of deferred financing costs of $575, respectively	20,203	14,603
Lease liability	5,578	—
Contingent liability for accrued earn-out acquisition consideration	1,254	13,767
Contract liabilities	27,665	35,609
Other current liabilities	31,647	85,679
Total current liabilities	253,832	317,428

Revolving line of credit	438,037	424,537
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $1,703 and $1,811, respectively	259,992	274,716
Other liabilities	41,126	28,287
Contingent liability for accrued earn-out acquisition consideration	9,290	11,209
Contract liabilities	7,662	9,051
Deferred tax liability, net	1,282	1,282
Lease liability	10,802	—
Total liabilities	1,022,023	1,066,510

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at September 30, 2019 and no shares authorized, issue and outstanding at December 31, 2018	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,491,207 issued and outstanding, at September 30, 2019, and 30,567,725 issued and outstanding at December 31, 2018	3,049	3,057
Additional paid-in capital	6,208	3,397
Retained earnings	599,148	535,118
Accumulated other comprehensive loss	(74,236)	(63,377)
Total Ebix, Inc. stockholders’ equity	534,169	478,195
Noncontrolling interest (see Note 8)	49,147	66,242
Total stockholders’ equity	583,316	544,437
Total liabilities and stockholders’ equity	$1,605,339	$1,610,947

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2019	30,529,840	$3,053	$5,189	$582,913	$(55,484)	$51,882	$587,553
Net income attributable to Ebix, Inc.	—	—	—	20,509	—	—	20,509
Net loss attributable to noncontrolling interest	—	—	—	—	—	(5,445)	(5,445)
Cumulative translation adjustment	—	—	—	—	(18,752)	—	(18,752)
Repurchase and retirement of common stock	(45,000)	(5)	—	(1,975)	—	—	(1,980)
Vesting of restricted stock	6,558	1	(1)	—	—	—	—
Share based compensation	—	—	1,029	—	—	—	1,029
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(191)	—	(9)	—	—	—	(9)
Noncontrolling interest	—	—	—	—	—	2,710	2,710
Common stock dividends paid, $0.075 per share	—	—	—	(2,299)	—	—	(2,299)
Balance, September 30, 2019	30,491,207	$3,049	$6,208	$599,148	$(74,236)	$49,147	$583,316

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2019	30,567,725	$3,057	$3,397	$535,118	$(63,377)	$66,242	$544,437
Net income attributable to Ebix, Inc.	—	—	—	75,070	—	—	75,070
Net loss attributable to noncontrolling interest	—	—	—	—	—	(6,617)	(6,617)
Cumulative translation adjustment	—	—	—	—	(10,859)	—	(10,859)
Repurchase and retirement of common stock	(95,000)	(10)	—	(4,142)	—	—	(4,152)
Vesting of restricted stock	19,144	2	(2)	—	—	—	—
Share based compensation	—	—	2,451	—	—	—	2,451
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(662)	—	(36)	—	—	—	(36)
Noncontrolling interest	—	—	398	—	—	(10,478)	(10,080)
Common stock dividends paid, $0.225 per share	—	—	—	(6,898)	—	—	(6,898)
Balance, September 30, 2019	30,491,207	$3,049	$6,208	$599,148	$(74,236)	$49,147	$583,316

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2018	31,473,654	$3,146	$734	$550,480	$(54,960)	$48,502	$547,902
Net income attributable to Ebix, Inc.	—	—	—	29,242	—	—	29,242
Net income attributable to noncontrolling interest	—	—	—	—	—	39	39
Cumulative translation adjustment	—	—	—	—	(30,873)	—	(30,873)
Vesting of restricted stock	27,999	4	(4)	—	—	—	—
Share based compensation	—	—	731	—	—	—	731
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(624)	—	(47)	—	—	—	(47)
Noncontrolling interest	—	—	—	—	—	(3,035)	(3,035)
Common stock dividends paid, $0.075 per share	—	—	—	(2,369)	—	—	(2,369)
Balance, September 30, 2018	31,501,029	$3,150	$1,414	$577,353	$(85,833)	$45,506	$541,590

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2018	31,476,428	$3,148	$1,410	$510,975	$(24,023)	$42,249	$533,759
Cumulative effect of accounting change (adoption of Topic 606), net of tax effect	—	—	—	(8,802)	—	—	$(8,802)
Cumulative effect of accounting change (adoption of ASC 340-40), net of tax effect	—	—	—	(1,460)	—	—	(1,460)
Net income attributable to Ebix, Inc.	—	—	—	84,630	—	—	84,630
Net income attributable to noncontrolling interest	—	—	—	—	—	178	178
Cumulative translation adjustment	—	—	—	—	(61,810)	—	(61,810)
Repurchase and retirement of common stock	(30,000)	(3)	(1,339)	(884)	—	—	(2,226)
Vesting of restricted stock	53,956	5	(5)	—	—	—	—
Exercise of stock options	2,283	—	42	—	—	—	42
Share based compensation	—	—	2,240	—	—	—	2,240
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,638)	—	(147)	—	—	—	(147)
Noncontrolling interest	—	—	(787)	—	—	3,079	2,292
Common stock dividends paid, $0.225 per share	—	—	—	(7,106)	—	—	(7,106)
Balance, September 30, 2018	31,501,029	$3,150	$1,414	$577,353	$(85,833)	$45,506	$541,590

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$75,070	$84,630
Net (loss) income attributable to noncontrolling interest	(6,617)	178
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	10,966	7,864
Benefit for deferred taxes	(5,880)	(3,077)
Share based compensation	2,451	2,240
Provision for doubtful accounts	10,580	2,622
Amortization of right-of-use assets	5,167	—
Unrealized foreign exchange loss	321	1,337
Amortization of capitalized software development costs	1,931	1,608
Reduction of acquisition accruals	(17,124)	(645)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,403)	(12,518)
Other assets	(5,947)	(655)
Accounts payable and accrued expenses	(4,529)	6,811
Accrued payroll and related benefits	(607)	322
Contract liabilities	(9,126)	(10,772)
Lease liabilities	(5,056)	(458)
Reserve for potential uncertain income tax return positions	—	88
Other liabilities	33,844	(5,410)
Net cash provided by operating activities	79,041	74,165

Cash flows from investing activities:
Acquisition of Transcorp	—	(6,554)
Cash (paid to) received from Paul Merchants for 10% stake in MTSS combined business	(4,925)	4,996
Acquisition of Weizmann, net of $11.3 million cash acquired	(77,350)	—
Acquisition of Pearl	(3,372)	—
Acquisition of Lawson	(2,726)	—
Acquisition of Miles	(982)	—
Acquisition of Business Travels	(689)	—
Cash paid for acquisition of AHA taxis, net of $25 thousand cash acquired	(214)	—
Cash paid for acquisition of Zillious, net of $279 thousand cash acquired	(9,816)	—
Cash paid for acquisition of Essel Forex	(7,935)	—
Cash paid for acquisition of Wallstreet Canada, net of $1.17 million cash acquired	(942)	—
Cash paid for acquisition of Centrum, net of $13.4 million cash acquired	—	(176,137)
Cash paid for acquisition of Smartclass, net of $982 thousand cash acquired	—	(7,593)
Cash paid for acquisition of Indus, net of $1.3 million of cash acquired	—	(24,261)
Cash paid for acquisition of Mercury, net of $1.1 million of cash acquired	—	(11,356)
Cash paid for acquisition of Miles, net of $606 thousand cash acquired	—	601
Cash paid for acquisition of Leisure, net of $269 thousand cash acquired	—	(1,304)
Additional Investment in ItzCash	—	(3,831)
Capitalized software development costs paid	(4,126)	(3,574)
Maturities of marketable securities	25,686	4,444
Capital expenditures	(5,869)	(5,840)
Net cash used in investing activities	(93,260)	(230,409)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	13,500	125,165
Proceeds from term loan	—	124,250
Principal payments of term loan obligation	(11,298)	(6,250)
Repurchases of common stock	(12,952)	(2,226)
Proceeds from the exercise of stock options	—	42
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(36)	(147)
Dividend payments	(6,898)	(7,106)
Payments on short-term notes, net	6,023	—
Principal payments of debt obligations	(962)	—
Proceeds from working capital facility, net	18,900	609
Payments of financing lease obligations	(200)	(6)
Net cash provided by financing activities	6,077	234,331

Effect of foreign exchange rates on cash	(2,397)	(11,444)
Net change in cash and cash equivalents, and restricted cash	(10,539)	66,643
Cash and cash equivalents, and restricted cash at the beginning of the period	159,589	70,867
Cash and cash equivalents, and restricted cash at the end of the period	$149,050	$137,510
Supplemental disclosures of cash flow information:
Interest paid	$31,787	$16,865
Income taxes paid	$7,406	$9,320
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:
As of December 31, 2018 there were 200,000 shares totaling $8.8 million of share repurchases that were not settled until January 2019.

During the nine months ended September 30, 2019 there were 662 shares, totaling $36 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing software-as-a-service ("SaaS") enterprise solutions in the area of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southwest Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of services encompasses dominance in the areas of domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Asian markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, United Kingdom, Brazil, Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 68.7% and 59.4% of the Company’s total revenue for the nine months ended September 30, 2019 and 2018, respectively.

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2019. The condensed consolidated December 31, 2018 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassification - Certain prior year amounts have been reclassified to be consistent with current year presentation within our financial statements.

Restricted Cash - The carrying value of our restricted cash in current assets was $18.2 million and $8.3 million at September 30, 2019 and December 31, 2018, respectively. The September 30, 2019 balance consists of upfront cash consideration and possible future contingent earn-out payments held in an escrow account in connection with a 2016 business acquisition. If earn-out targets are not achieved, amounts held in escrow will be returned to the Company. The Company also holds fixed deposits pledged with banks for issuance of bank guarantees and letters of credit related to its India operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position to the amounts shown in the condensed consolidated statement of cash flows:

	Nine Months Ended
	September 30,
(In thousands)	2019	2018
Cash and cash equivalents	$124,242	$134,987
Restricted cash	18,240	—
Restricted cash included in other long-term assets	6,568	2,523
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$149,050	$137,510

Advertising—Advertising costs amounted to $2.0 million and $2.3 million in the three months ended September 30, 2019 and 2018, respectively, and $7.6 million and $6.2 million in the nine months ended 2019 and 2018, respectively. The costs are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.
Fair Value of Financial Instruments—Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction. This guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The hierarchy reflects the degree to which objective data from external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The classifications are as follows:

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

As of September 30, 2019, the Company had the following financial instruments to which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited condensed consolidated balance sheet at September 30, 2019 but which require disclosure of fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, financing lease obligations, and the revolving line of credit and term loan debt under the syndicated credit agreement facility with Regions Financial Corporation. The Company believes that the estimated fair value of such instruments at September 30, 2019 and December 31, 2018 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.

Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($73 thousand is recorded in the long term asset section of the condensed consolidated balance sheets in "Other Assets")	$4,868	$4,868	$—	$—
Mutual funds (recorded in the long term asset section of the condensed consolidated balance sheets in "Other Assets")	1,738	1,738	—	—
Total assets measured at fair value	$6,606	$6,606	$—	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$10,544	$—	$—	$10,544
Total liabilities measured at fair value	$10,544	$—	$—	$10,544

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2019 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($681 thousand is recorded in the long term asset section of the condensed consolidated balance sheets in "Other Assets")	$26,714	26,714	$—	$—
Mutual funds	5,159	5,159	—	—
Total assets measured at fair value	$31,873	$31,873	$—	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$24,976	$—	$—	$24,976
Total liabilities measured at fair value	$24,976	$—	$—	$24,976

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2018 there were no transfers between fair value Levels 1, 2 or 3.
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2019 and during the year ended December 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	September 30, 2019	December 31, 2018
	(In thousands)

Beginning balance	$24,976	$37,096

Total remeasurement adjustments:
Gains included in earnings **	(17,124)	(1,391)
Reductions recorded against goodwill	—	(13,718)
Foreign currency translation adjustments ***	(193)	(1,620)

Acquisitions and settlements
Business acquisitions	2,885	8,440
Settlement payments	—	(3,831)

Ending balance	$10,544	$24,976

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$(17,124)	$(1,391)

** recorded as a reduction to general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at September 30, 2019	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, Indus, Miles, Zillious, and Essel acquisition)	$10,544	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, ItzCash, Indus and Miles acquisition)	$24,976	Discounted cash flow	Projected revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses. During 2018 and 2019, certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously provisional.
Revenue Recognition—The Company derives its revenues primarily from software subscription and transaction fees, software license fees, financial transaction fees, risk compliance solution services fees, and professional service fees including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications.

The Company determines revenue recognition by applying the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Additionally, certain services exist in multiple channels. As Ebix derives revenues from three product/service channels—EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions—for policy disclosure purposes, contracts are discussed in conjunction with the channel to which they are most significant.

EbixCash Exchanges ("EbixCash")

EbixCash revenues are primarily derived from consideration paid by customers to transfer or exchange money. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

EbixCash also offers several other services, primarily including payment services and ticketing and travel services for which revenue is impacted by varying factors. EbixCash acts as the principal in transactions and reports revenue on a gross basis, as EbixCash controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

EbixCash Money Transfer

For the EbixCash money transfer business, EbixCash has one performance obligation whereupon the customer engages EbixCash to perform one integrated service. This typically occurs instantaneously when the beneficiary entitled to receive the money transferred by the sender visits the EbixCash outlet and collects the money. Accordingly, EbixCash recognizes revenue upon completion of the following: 1) the customer’s acknowledgment of EbixCash’s terms and conditions and the receipt of payment information, 2) the money transfer has been processed, 3) the customer has received a unique transaction identification number, and 4) funds are available to be picked up by the beneficiary. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by EbixCash to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

Foreign Exchange and Outward Remittance Services

For EbixCash’s foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with EbixCash to provide payment services on the customer’s behalf. In the majority of EbixCash’s foreign exchange and payment services, EbixCash makes payments to the recipient to satisfy its performance obligation to the customer, and therefore, EbixCash recognizes revenue on foreign exchange and payment services when this performance obligation has been fulfilled.

Consumer Payment Services

EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether the service is offered to all potential consumers, or only to those for which EbixCash has a relationship with the biller, and 3) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service—collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and simplifying the billers’ collection efforts. EbixCash’s revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

EbixCash Travel Exchanges

EbixCash Travel revenues are primarily derived from commissions and transaction fees received from various travel providers and international exchanges involved in the sale of travel to the consumer. EbixCash Travel revenue is for a single performance obligation and is recognized at a point in time. Travel revenues include reservation commissions, segment fees from global travel exchange providers, and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our reservation services; ancillary fees, including travel insurance-related revenues and certain reservation booking fees; and credit card processing rebates and customer processing fees. EbixCash Travel services include the sale of hotel rooms, airline tickets, bus tickets and train tickets. EbixCash’s Travel revenue is also derived from ticket sales, wherein the commissions payable to EbixCash Travel, along with any transaction fees paid by travel providers and travel exchanges, is recognized as revenue after completion of the service. The transaction price on such services is agreed upon at the time of the purchase.

EbixCash Travel revenue for the corporate MICE (Meetings, Incentives, Conferences, and Exhibitions) packages is recognized at full purchase value at the completion of the obligation with the corresponding costs recorded under direct expenses. For MICE revenues, EbixCash Travel acts as the principal in transactions, and accordingly reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

Gift Cards

EbixCash resells gift cards to consumers that can be later redeemed at various merchants. Gift cards are recorded as inventory until sold to the consumer. Gift card revenue is recognized at full purchase value at the time of sale with the corresponding cost of vouchers recorded under direct expenses.

Insurance Exchanges

Insurance Exchanges revenues are primarily derived from consideration paid by customers for the licensing of software and related services. A typical contract includes a software license and may also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgement. Certain services, primarily related to SaaS platforms, depend on significant levels of integration and interdependency between the licensed software and additional services (e.g., setup, customization), and are accounted for as a single performance obligation. These services are recognized over their expected useful life, which may exceed the currently contracted term. Additionally, the Company may also enter into contracts with customers for subscription services, transaction processing or professional services.

Contracts generally do not contain a right of return or refund provisions. Our contracts often do contain overage fees, contingent fees, or service level penalties which are accounted for as variable consideration. Revenue accounted for as variable consideration is immaterial and is recognized using the “right to invoice” practical expedient when the invoiced amount equals the value provided to the customer.

Software-as-a-Service ("SaaS")

The Company allocates the transaction price to each distinct performance obligation using the relative stand-alone selling price. Determining the stand-alone selling price may require significant judgement. The stand-alone selling price is the price at which an entity has sold or would sell a promised good or service separately to a customer. The Company determines the stand-alone selling price based on observable price of products or services sold separately in comparable circumstances, when such observable prices are available. When standalone selling price is not directly observable, the Company estimates the stand-alone selling price using the market assessment approach by considering historical pricing and other market factors.

Subscription Services

Subscription services revenues are associated with performance obligations that are satisfied over specific time periods and primarily consist of fees that provide customers access to our SaaS platforms. Revenue is generally recognized ratably over the contract term. Our subscription contracts are generally for an initial three-year period with subsequent one-year automatic renewals.

Transaction Fees

Transaction revenue is comprised of fees applied to the volume of transactions that are processed through our SaaS platforms. These are typically based on a per-transaction rate and are invoiced for the same period in which the transactions were processed and as the performance obligation is satisfied. The amount invoiced generally equals the value provided to the customer, and revenue is typically recognized when invoiced using the as-invoiced practical expedient.

Professional Services

Professional service revenue primarily consists of fees for setup, customization, training, or consulting. Professional service fees are generally on a time and materials basis or a fixed fee. Revenues for time and materials are recognized as such services are rendered while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date. Professional services, particularly related to SaaS platforms, may have significant dependencies on the related licensed software and may not be considered a distinct performance obligation.

Risk Compliance Services ("RCS")

RCS revenues consist of two revenue streams—Certificates of Insurance (COI) and Consulting Services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These are transactional-based revenues. Consulting Services revenues are driven by distinct consulting service engagements rendered to customers for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

The Company provides services to issue and track certificates of insurance in the United States and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

Consulting Services

The Company provides consulting services to clients around the world for project management and development. Consulting services fees are generally on a time and materials basis or a fixed fee. Revenues for time and materials are recognized as the services are rendered while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.

Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product channels for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
Revenue:	2019	2018	2019	2018
India*	$77,145	$56,631	$223,962	$139,985
United States	45,038	48,395	136,181	146,697
Australia	8,643	8,576	25,997	26,803
Latin America	5,400	4,586	14,397	15,141
Europe	3,584	3,854	11,005	11,726
Indonesia*	2,004	1,683	7,177	5,052
Singapore*	1,260	1,731	5,404	5,871
Philippines*	2,185	1,147	4,682	3,740
Canada	1,207	1,267	3,516	4,323
New Zealand	494	454	1,504	1,467
United Arab Emirates*	273	319	607	694
	$147,233	$128,643	$434,432	$361,499

*Primarily India led businesses for which total revenue in the three and nine months ended September 30, 2019 was $82.1 million and $238.8 million, respectively, and $60.3 million and $151.6 million in the same periods in 2018, respectively.

The Company’s revenues are derived from three product/service channels being its EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions ("RCS") components. In 2018, the Company determined that the previously disclosed RCS, Broker, and Carrier channels had become individually immaterial and accordingly chose to group those together under RCS.
The revenues for the three and nine months ended September 30, 2018 shown below have been adjusted to reflect this change.
Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
EbixCash Exchanges	$82,085	60,341	$238,770	$151,605
Insurance Exchanges	47,385	45,985	141,993	142,303
Risk Compliance Solutions	17,763	22,317	53,669	67,591
Totals	$147,233	$128,643	$434,432	$361,499

Costs to Obtain and Fulfill a Contract
The Company’s capitalized costs are primarily derived from the fulfillment of SaaS related setup and customizations from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. As of September 30, 2019 and December 31, 2018, the Company had $749 thousand and $862 thousand, respectively, of contract costs in “Other current assets” and $1.2 million and $1.4 million, respectively, in “Other Assets” on the Company's Condensed Consolidated Balance Sheets.

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Balance, beginning of period	$2,238	$2,401
Costs recognized from the beginning balance	(666)	(898)
Additions, net of costs recognized	330	735
Balance, end of period	$1,902	$2,238

Contract Liabilities
The Company records contract liabilities when it receives payments or invoices in advance of the performance of services. A significant portion of this balance relates to contracts where the customer has paid in advance for the use of our SaaS platforms over a specified period of time. This portion is recognized as the related performance obligation is fulfilled (generally less than one year). Part of our performance obligation for these contracts consists of the requirement to provide our customers with continued access to, and use of, our SaaS platforms and associated customizations. Without continued access to the SaaS platform, the customizations have no separate benefit to the customer. Our customers simultaneously receive and consume the benefits as we provide access over time. The remaining portion of the contract liabilities balance consists primarily of customer-specific customizations that are not distinct from related performance obligations that transfer over time. This portion is recognized over the expected useful life of the customizations.

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Balance, beginning of period	$44,660	$38,030
Revenue recognized from beginning balance	(41,815)	(21,697)
Additions from business acquisitions	—	16,273
Additions, net of revenue recognized and currency translation	32,482	12,054
Balance, end of period	$35,327	$44,660

Accounts Receivable and the Allowance for Doubtful Accounts—Reported accounts receivable include $165.4 million of trade receivables stated at invoice billed amounts and $35.3 million of contract assets (net of the estimated allowance for doubtful accounts receivable in the amount of $21.0 million). The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Approximately $4.4 million and $10.2 million, respectively, of contract liabilities (deferred revenue) is uncollected and included in billed accounts receivable at September 30, 2019 and December 31, 2018. The Company recognized bad debt expense in the amount of $11.9 million and $10.6 million for the three and nine-month periods ended September 30, 2019 and $524 thousand and $2.6 million for the three and nine-month periods ended September 30, 2018, respectively. Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

In the third quarter of 2019, the Company recorded a $12.1 million bad debt reserve as a precautionary measure, against the receivables due from a public sector entity, BSNL, in India. Payment of these receivables has been delayed due to liquidity issues at BSNL. The Government of India has recently approved funding to BSNL and the Company expects the accounts to be collectible once the Government funding reaches BSNL.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with the relevant FASB accounting guidance, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of a reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. The Company applies the technical accounting guidance concerning goodwill impairment evaluation whereby the Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If after assessing the totality of events and circumstances, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform the quantitative impairment testing described further below.

The aforementioned quantitative testing process involves comparing the reporting unit carrying values to their respective fair values; we determine fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or when events or circumstances dictate more frequently. During the years ended December 31, 2018 and 2017 we had no impairment of our reporting unit goodwill balances.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2019 and the year ended December 31, 2018 are reflected in the following table.

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Beginning Balance	$946,685	$666,863
Additions	22,541	317,410
Purchase accounting adjustments	(1,525)	(11,080)
Foreign currency translation adjustments	(8,888)	(26,508)
Ending Balance	$958,813	$946,685

Capitalized Software Development Costs—In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased, or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. Costs incurred to enhance our software products, after general market release of the services using the products, are expensed in the period they are incurred. See Note 9 "Capitalized Software Development Costs" for further details.
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Customer relationships	7–20
Developed technology	3–12
Airport contracts	9
Store networks	5
Dealer networks	15-20
Brand	15
Trademarks	3–15
Non-compete agreements	5
Backlog	1.2
Database	10

The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$80,711	$80,070
Developed technology	19,072	19,176
Airport contracts	4,685	4,752
Store networks	2,234	821
Dealer network	6,800	6,315
Trademarks	2,664	2,677
Brand	929	864
Non-compete agreements	764	764
Backlog	140	140
Database	212	212
Total intangibles	118,211	115,791
Accumulated amortization	(71,913)	(64,343)
Finite-lived intangibles, net	$46,298	$51,448

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$42,055

Amortization expense recognized in connection with acquired intangible assets was $2.7 million and $7.9 million for the three and nine months ended September 30, 2019, respectively, and $1.6 million and $5.2 million for the three months and nine months ended September 30, 2018, respectively.
Foreign Currency Translation—The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore, and its product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, because both the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary are in support of the Company's operating divisions across the world, which are primarily transacted in U.S. Dollars.
The functional currency of the Company's other foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets, and are included in the condensed consolidated statements of comprehensive income. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary's functional currency are included in the determination of net income.
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
The Company applies the relevant FASB accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In this regard we recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606 (Revenues from Customers). ASU 2018-18 clarifies the interaction between the guidance for certain collaborative arrangements and the Revenue Recognition financial accounting and reporting standard. A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The ASU also provides comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard. The amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company has yet to assess the joint ventures the Company is involved with and the impact that the adoption of this ASU will have on its consolidated income statement and balance sheet.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The ASU will result in the following changes:
•Remove the disclosure to report the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;
•Remove the disclosure of the policy for timing of transfers between levels;
•Add a disclosure for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value; and
•Add a disclosure for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement.
The Company has yet to assess the impact that the adoption of this ASU will have on Ebix's consolidated income statement and balance sheet.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to non-employees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2018, the FASB issued 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Act in accumulated other comprehensive loss may be reclassified to retained earnings. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2018-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities). Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A public business entity filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The early adoption of ASU 2017-04 did not have a material impact on our consolidated financial position, results of operations or cash flows.
In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business which amended the existing FASB ASC. The standard provides additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for fiscal 2019 with early adoption permitted. The adoption of ASU 2018-01 did not have a material impact our consolidated financial position, results of operations or cash flows.

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$20,509	$29,242	$75,070	$84,630
Basic weighted average shares outstanding	30,501	31,492	30,517	31,480
Dilutive effect of stock options and restricted stock awards	132	136	81	158
Diluted weighted average shares outstanding	30,633	31,628	30,598	31,638
Basic earnings per common share	$0.67	$0.93	$2.46	$2.69
Diluted earnings per common share	$0.67	$0.92	$2.45	$2.67

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the nine months ended September 30, 2019, the Company completed three business acquisitions, as follows:
Effective August 23, 2019, Ebix acquired Canada based Wall Street Finance (Canada) Ltd. ("Wallstreet Canada") foreign exchange and outward remittance markets for approximately $2.1 million of upfront consideration plus net working capital. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
Effective January 1, 2019, Ebix acquired the assets of India based Essel Forex Limited ("Essel Forex"), for approximately $8.7 million, of which $721 thousand remains unpaid, plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash, using its internal cash reserves. Essel Forex has been one of the five largest foreign exchange providers in India with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for corporate clients. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction. The Company has preliminarily determined that the fair value of the contingent earn-out consideration is $710 thousand as of September 30, 2019.
Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious Solutions Private Limited for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on earned revenues. Zillious is an on-demand SaaS travel technology solution, with market leadership in the corporate travel segment in India. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction. The Company has preliminary determined that the fair value of the contingent earn-out consideration is $2.1 million as of September 30, 2019.
During the twelve months ended December 31, 2018, the Company completed thirteen business acquisitions, as follows:

Effective December 1, 2018, Ebix acquired 74.84% controlling stake in India based Weizmann for $63.1 million and also made a time bound public offer to Weizmann's public shareholders acquire the remaining 25.16% shares for approximately $21.1 million. The $77.35 million reported on the cash flows used for investing activities includes a decrease in previously reported cash acquired of $1.5 million and $12.7 million for an additional 15.1% of the publicly-held Weizmann Forex shares in the second quarter of 2019. As of September 30, 2019, Ebix has approximately 89.94% of the controlling stake in India based Weizmann.

The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018, Ebix acquired the assets of India based Pearl, a provider of a comprehensive range of B2B and B2C travel services, under the brand name Sastiticket for $3.4 million. Pearl has been integrated with Ebix Travels’ operations, realizing operational synergies and eliminating certain redundancies. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective December 1, 2018, Ebix acquired India based Lawson, a B2B provider of travel services and international ticketing, for $2.7 million. Lawson has been integrated with Ebix Travels realizing operational synergies and a wider country wide footprint. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective October 1, 2018, Ebix acquired a 70% stake in India based AHA Taxis, a platform for on-demand inter-city cabs in India for $382 thousand. Consideration of $71 thousand was paid during the fourth quarter of 2018, $214 thousand during the first quarter of 2019, and $72 thousand remains to be paid. AHA focuses its attention on corporate and consumer inter-city travel primarily with a network of thousands of registered AHA Taxis.

Effective October 1, 2018, Ebix acquired a 67% stake in India based Routier, a marketplace for trucking logistics for $413 thousand.

Effective October 1, 2018, Ebix acquired the assets of India based Business Travels for $1.1 million and it has been integrated with Ebix Travels’ operations to expand the Company's wholesale travel business. Consideration of $414 thousand was paid during the fourth quarter of 2018 and $689 thousand during the first quarter of 2019. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

Effective August 1, 2018, Ebix acquired India based Miles Software ("Miles"), a provider of on-demand software for wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $5.5 million as of September 30, 2019.

Effective July 1, 2018, Ebix acquired India based Leisure Corp ("Leisure") for approximately $2.1 million, creating a new travel division to focus on a niche segment of the travel market.

Effective July 1, 2018, Ebix acquired India based Mercury Travels for approximately $13.2 million. Mercury’s Forex business was integrated into EbixCash’s existing CDL Forex exchange business.

Effective July 1, 2018, Ebix acquired India based Indus Software Technologies Pvt. Ltd. ("Indus") for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. Indus is a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies. The Company has determined that the fair value of the contingent earn-out consideration is $1.67 million as of September 30, 2019.

Effective April 1, 2018, Ebix acquired India based CentrumDirect Limited ("Centrum"), a leader in India’s foreign exchange and outward remittance markets, for approximately $179.5 million. Centrum has been integrated into the Company's EbixCash offering in India and abroad, with key Centrum business executives becoming an integral part of the combined EbixCash senior leadership team.

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

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn- out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the nine months ended September 30, 2019 and 2018, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $17.1 million and zero, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels with the offset being a reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of September 30, 2019, the total of these contingent liabilities was $10.5 million, of which $9.3 million is reported in long-term liabilities, and $1.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018, the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

In the table below the aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions that have an impact on the financial results for the nine months ended September 30, 2019 and September 30, 2018, which includes the acquisitions of Transcorp (acquired February 2018), Centrum (acquired April 2018), Smartclass (acquired April 2018), Indus (acquired July 2018), Mercury (acquired July 2018), Leisure (acquired July 2018), Miles (acquired August 2018), Routier (acquired October 2018), Business Travels (acquired October 2018), Aha Taxis (acquired October 2018), Pearl (acquired December 2018), Weizmann (acquired December 2018), Zillious (acquired January 2019), Essel (acquired January 2019), and Wallstreet Canada (acquired August 2019) is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2019 and 2018 pro forma financial information below assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported financial statements for the nine months ended September 30, 2019 and 2018 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$147,233	$147,350	$128,643	$140,105	$434,432	$434,951	$361,499	$438,356
Net Income attributable to Ebix, Inc.	$20,509	$20,595	$29,242	$29,664	$75,070	$75,028	$84,630	$86,947
Basic EPS	$0.67	$0.68	$0.93	$0.94	$2.46	$2.46	$2.69	$2.76
Diluted EPS	$0.67	$0.67	$0.92	$0.94	$2.45	$2.45	$2.67	$2.75

    The above referenced pro forma information and the relative comparative changes in pro forma and reported revenues are based on the following premises:
•2019 and 2018 pro forma revenue contains actual revenue of the acquired entities before the acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after the acquisition date are only reflected for the period after their acquisition.

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

Note 4: Debt with Commercial Bank

On September 27, 2019 the Company and certain of its subsidiaries entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement which amended the definition of “Consolidated EBITDA" to add back the derivative legal settlement, “Indebtedness” to disqualify equity interests to be issued regarding the Yatra Online acquisition, and modified the maximum consolidated debt leverage ratios allowed.

On November 27, 2018, Ebix entered into the Eighth Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank (“Regions”) and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $101.25 million of its aggregate $150 million accordion option, increasing the then total Term Loan Commitment to $301.25 million from $250 million, with initial repayments starting December 31, 2018 due in the amount of $3.77 million for the first six quarters and increasing thereafter. The revolving credit facility increased from $400 million to $450 million. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.8%. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives

On April 9, 2018, the Company and certain of its subsidiaries entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement increasing the permitted indebtedness in the form of unsecured convertible notes from $250 million to $300 million.

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment amended the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist the Company in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank of the West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants. The then amended credit facility included: A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount of $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility also allows for up to $150 million of incremental facilities.

At September 30, 2019 the Company's Condensed Consolidated Balance Sheets include $5.7 million of remaining deferred financing costs in connection with this Credit Agreement, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.4 million pertains to the revolving line of credit component of the Credit Agreement, and $2.3 million pertains to the term loan component of the Credit Agreement, of which $575 thousand is netted against the current portion and $1.7 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets. At December 31, 2018, the Company's Condensed Consolidated Balance Sheets included $5.9 million of remaining deferred financing costs with $3.5 million pertaining to the revolving line of credit component of the Credit Agreement, and $2.4 million pertaining to the term loan component of the Credit Agreement, of which $575 thousand was netted against the current portion and $1.8 million was netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets.

At September 30, 2019, the outstanding balance on the revolving line of credit under the Credit Agreement was $438.0 million and the facility carried an interest rate of 4.81%. During the nine months ended September 30, 2019, the Company drew$13.5 million from its revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2019, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $436.9 million and $438.0 million, respectively. At December 31, 2018, the outstanding balance on the revolving line of credit with Regions was $424.5 million and the facility carried an interest rate of 4.88%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2018, the average and maximum outstanding balances on the revolving line of credit were $318.9 million and $424.5 million, respectively.

At September 30, 2019, the outstanding balance on the term loan was $279.9 million of which $18.8 million is due within the next twelve months, with $11.3 million payments having been made during the nine months ended September 30, 2019. This term loan also carried an interest rate of 4.81% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $18.8 million and $261.1 million, respectively at September 30, 2019. At December 31, 2018, the outstanding balance on the term loan was $291.2 million of which $15.1 million is due within the next twelve months. This term loan also carried an interest rate of 4.88%. The current and long-term portions of the term loan were included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $15.1 million and $276.2 million, respectively, at December 31, 2018.

Note 5: Commitments and Contingencies
Contingencies— As the Company previously disclosed, in May 2013, twelve putative class action complaints were filed in the Delaware Court of Chancery against the Company and its board of directors challenging a proposed merger between the Company and an affiliate of Goldman Sachs & Co.  On June 10, 2013, the Court entered an Order of Consolidation and Appointment of Lead Plaintiffs and a Leadership Structure consolidating the twelve actions and appointing lead plaintiffs (“Plaintiffs”) and lead counsel in the litigation, captioned In re Ebix, Inc. Stockholder Litigation, Consol. C.A. No. 8526-VCS (the “Litigation”).  In connection with the Litigation, on January 23, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) pursuant to which the parties agreed, subject to approval by the Delaware Court of Chancery, to settle and resolve the Litigation pursuant to the terms set forth in the Settlement Agreement (the “Litigation Settlement”).

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
Lease Commitments—See Note 11.

Business Acquisition Earn-out Contingencies—A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of September 30, 2019, the total of these contingent liabilities was $10.5 million, of which $9.3 million is reported in long-term liabilities, and $1.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018, the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Self-Insurance—For some of the Company’s U.S. employees, the Company is self-insured for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of September 30, 2019 and December 31, 2018, respectively, the amount accrued on the Company’s Condensed Consolidated Balance Sheet for the self-insured component of the Company’s employee health insurance was $304 thousand and $232 thousand. The maximum potential estimated cumulative liability for the annual contract period, which ended in September 2019, was $3.3 million.

Note 6: Income Taxes

The Company recorded net income tax benefit of $217 thousand (1.46%) and $297 thousand (.44%) during the three and nine months ended September 30, 2019, respectively, which included discrete items. The primary discrete item is the tax benefit of $1.16 million and $5.32 million recorded during the three and nine months ended September 30, 2019, respectively, related to deferred tax true-up pertaining to tax carrying value of assets versus carrying value as per the accounting books. The income tax expense exclusive of discrete items was $947 thousand (6.38%) and $5.03 million (7.38%) during the three and nine months ended September 30, 2019, respectively. Our tax expense and effective tax rate has decreased year-over-year due to the recording of a one-time Transition tax liability last year resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The Company expects its full year effective tax rate to be in the range of 6% to 7%.
     As of September 30, 2019 and December 31, 2018 a liability of $9.3 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2019 and 2018, there was zero and $88 thousand increase to this liability reserve, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

Note 7: Geographic Information
The Company operates within one reportable segment whose results are regularly reviewed by the Company's CEO, its chief operating decision maker as to performance and allocation of resources. External customer revenues in the tables below are attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services from an Ebix subsidiary located in that country.

The following enterprise-wide information relates to the Company's geographic locations:

	Nine Months Ended	As of	Nine Months Ended	As of
	September 30, 2019	September 30, 2019	September 30, 2018	December 31, 2018
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$223,962	$705,255	$139,985	$672,699
United States	136,181	394,870	146,697	390,551
Australia	25,997	1,850	26,803	1,485
Latin America	14,397	15,637	15,141	16,348
Europe	11,005	22,384	11,726	23,880
Indonesia*	7,177	118	5,052	98
Singapore*	5,404	18,262	5,871	17,805
Philippines*	4,682	606	3,740	448
Canada	3,516	6,890	4,323	5,846
New Zealand	1,504	594	1,467	158
United Arab Emirates*	607	58,384	694	54,249
	$434,432	$1,224,850	$361,499	$1,183,567

*Primarily India led businesses for which total revenue in the three and nine months ended September 30, 2019 was $82.1 million and $238.8 million, respectively, and $60.3 million and $151.6 million in the same periods in 2018, respectively.

Note 8: Investment in Joint Ventures

Effective February 7, 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three and nine months ending September 30, 2019 the Ebix Vayam Limited JV recognized $198 thousand and $444 thousand of revenue from Vayam, respectively. During the three and nine ending September 30, 2018, the Ebix Vayam Limited JV recognized $2.6 million and $12.8 million of revenue from Vayam, respectively, and as of September 30, 2019 the Ebix Vayam Limited JV had $22.8 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $12.1 million in the third quarter of 2019, the Company recorded as a bad debt reserve as a precautionary measure, against the receivables due from a public sector entity, BSNL, in India. Payment of these receivables has been delayed due to liquidity issues at BSNL. The Government of India has recently approved funding to BSNL and while the Company expects the accounts to be collectible once the Government funding reaches BSNL.

Effective September 1, 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix paid $6.0 million and contributed a license to use certain CurePet software and systems valued by the EbixHealth JV at $2.0 million, for its initial 40% membership interest in the EbixHealth JV. IHC contributed all of its shares in its existing third party administrator operations (IHC Health Solutions, Inc.), valued by the EbixHealth JV at $12.0 million for its 60% membership interest in the EbixHealth JV, and received a special distribution of $6.0 million. Effective July 1, 2016 Ebix and IHC jointly executed a Call Notice agreement, whereby Ebix purchased additional common units in the EbixHealth JV from IHC constituting eleven percent (11%) of the EbixHealth JV for $2.0 million cash which resulted in Ebix holding an aggregate fifty-one percent (51%) of the EbixHealth JV. Commensurate with its additional equity stake in the joint venture and a new contemporaneous valuation of the business, the Company realized a $1.2 million gain on its previously carried 40% equity interest in the EbixHealth JV. This recognized gain was reflected as a component of other non-operating income in the accompanying Condensed Consolidated Statement of Income. Beginning July 1, 2016, Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the IHC minority, non-controlling, 49% interest in the joint venture's net income and equity, and thereby reflecting Ebix's net resulting 51% interest in the EbixHealth JV profits or losses. IHC is also a customer of the EbixHealth JV, and during the three and nine months ending September 30, 2019 the EbixHealth JV recognized $660 thousand and $2.2 million, respectively, of revenue from IHC, and as of September 30, 2019 the EbixHealth JV had $322 thousand of accounts receivable from IHC. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and nine months ending September 30, 2019 the Company recognized $20 thousand and $58 thousand revenue from IHC respectively, and as of September 30, 2019 IHC had $20 thousand of accounts receivable with Ebix.

Note 9: Capitalized Software Development Costs

In accordance with the relevant authoritative accounting literature, the Company has capitalized certain software and product related development costs associated with both the Company’s continuing medical education service offerings, the Company’s development of its property and casualty underwriting insurance data exchange platform servicing the London markets, and mobile applications and software enhancements under development for its EbixCash products. During the nine months ended September 30, 2019 and year ended December 31, 2018, respectively, the Company capitalized $4.1 million and $5.7 million of such development costs. As of September 30, 2019 and December 31, 2018, a total of $13.7 million and $11.7 million, respectively, of remaining unamortized development costs are reported on the Company’s Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2019 and 2018, the Company recognized $1.9 million and $1.6 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s Condensed Consolidated Statements of Income. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years.

Note 10: Other Current Assets

Other current assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Prepaid expenses	$48,325	$40,409
Sales taxes receivable from customers	6,131	6,409
Other third party receivables	4,549	8,341
Accrued interest receivable	304	233
Credit card merchant account balance receivable	954	939
Short term portion of capitalized costs to obtain and fulfill contracts	749	862
Other	2,603	2,081
Total	$63,615	$59,274

Note 11: Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new accounting guidance is intended to improve financial reporting about leasing transactions. The ASU requires organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike former GAAP, which requires only financing leases to be recognized on the balance sheet, the new ASU requires both types of leases (i.e., operating and financing) to be recognized on the balance sheet. The financing lease will be accounted for in substantially the same manner as capital leases were accounted for under the previous guidance. For operating leases, there is now the recognition of a lease liability and a lease asset for all such leases greater than one year in term.

The Company adopted Topic 842 effective January 1, 2019, using a modified retrospective method and did not restate comparative periods. The Company elected to adopt the package of practical expedients; accordingly, the Company retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2029, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. As of September 30, 2019, the maturity of lease liabilities under Topic 842 are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2019 (Remaining three months)	$1,892	$52	$1,944
2020	6,173	201	6,374
2021	4,127	190	4,317
2022	2,620	160	2,780
2023	1,746	99	1,845
Thereafter	2,646	77	2,723
Total	19,204	779	19,983
Less: present value discount*	(2,824)	(91)	(2,915)
Present value of lease liabilities	16,380	688	17,068

Less: current portion of lease liabilities	(5,578)	(177)	(5,755)
Total long-term lease liabilities	$10,802	$511	$11,313

* The discount rate used was the incremental borrowing rate.

The company's net assets recorded under operating and finance leases were $17.0 million as of September 30, 2019. The lease cost recognized in our Condensed Consolidated Statement of Income in the category of General and Administrative, is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(in thousands)
Operating Lease Cost	$2,016	$6,265
Finance Lease Cost:
Amortization of Lease Assets	32	76
Interest on Lease liabilities	9	24
Finance Lease Cost	41	100
Sublease Income	(99)	(521)
Total Net Lease Cost	$1,958	$5,844

Other information about lease amounts recognized in our Condensed Consolidated Statement of Income is summarized as follows:

September 30, 2019
Weighted Average Lease Term - Operating Leases	3.85 years
Weighted Average Lease Term - Finance Leases	4.23 years
Weighted Average Discount Rate - Operating Leases	8.38%
Weighted Average Discount Rate - Finance Leases	7.31%

Commitments for minimum rentals under non-cancellable leases, under the legacy guidance in ASC 840 as of December 31, 2018 were as follows:

Year	Operating Leases	Financing Leases
	(in thousands)
2019	$34,189	$266
2020	32,093	96
2021	26,675	89
2022	23,355	67
2023	21,890	15
Thereafter	3,299	—
Total	$141,501	$533
Less: sublease income	(1,091)
Net lease payments	$140,410
Less: amount representing interest		(63)
Present value of obligations under financing leases		$470
Less: current portion		(239)
Long-term obligations		$231

As of September 30, 2019, our lease liability of $17.1 million does not include certain arrangements, which are primarily airport leases that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $107.8 million as follows:

Year	Commitments
(in thousands)
2019 (Remaining three months)	$6,886
2020	27,543
2021	26,050
2022	23,739
2023	23,195
Thereafter	398
Total	$107,811

The Company leases office space under non-cancelable operating leases with expiration dates ranging through 2029, with various renewal options. Finance leases range from three to five years and are primarily for office equipment. There were multiple assets under various individual finance leases at September 30, 2019 and 2018. Rental expense for office and airport facilities and certain equipment subject to operating leases for the nine months ended September 30, 2019 and 2018 was $28.0 million and $14.7 million, respectively.

Note 12: Concentrations of Credit Risk

Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the condensed consolidated financial statements, management does not believe significant credit risks exist at September 30, 2019. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

As previously disclosed in Note 8, effective February 7, 2016, Ebix and Vayam formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three and nine months ending September 30, 2019 the Ebix Vayam Limited JV recognized $198 thousand and $444 thousand of revenue from Vayam, respectively. During the three and nine ending September 30, 2018, the Ebix Vayam Limited JV recognized $2.6 million and $12.8 million of revenue from Vayam, respectively, and as of September 30, 2019 the Ebix Vayam Limited JV had $22.8 million of accounts receivable with Vayam (net of the estimated allowance for doubtful accounts receivable in the amount of $12.1 million, in the third quarter of 2019, the Company recorded as a bad debt reserve as a precautionary measure, against the receivables due from a public sector entity, BSNL, in India. Payment of these receivables has been delayed due to liquidity issues at BSNL. The Government of India has recently approved funding to BSNL and the Company expects the accounts to be collectible once the Government funding reaches BSNL.

Note 13: Other Current Liabilities

Other current liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Acquisition obligations (upfront purchase and contingent consideration)	$6,664	$77,594
Customer advances (deposits)	24,983	2,980
Redemption liability for irrevocable option to reacquire 10% equity stake from PML	—	4,925
Other	—	180
Total	$31,647	$85,679

Note 14: Working Capital Facility

The Company maintains working capital debt facilities with banks in India for working capital funding requirements to support our foreign exchange, travel and remittance businesses. We are required to extend short term credits to franchisee networks (B2B) and corporate customers. Additionally we are required to maintain minimum levels of foreign currency inventory across branches and airport operations.  Typically, these facilities carry interest rates 9% to 10% and are rupee denominated working capital lines and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

As of September 30, 2019 and December 31, 2018, the total of these working capital facilities was $35.8 million and $17.8 million, respectively, and is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Note 15: Subsequent Events

There are no subsequent events to report.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2018 which is incorporated by reference herein, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, including but not limited to: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in India, Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

Company Overview

Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing software-as-a-service ("SaaS") enterprise solutions in the area of customer relationship management ("CRM"), front-end and back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southwest Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of services encompasses dominance in the areas of domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Asian markets.

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

Offices and Geographic Information

The Company’s corporate headquarters, including substantially all of our corporate administration and finance functions, is located in Johns Creek, Georgia where we own a commercial office building. In addition, the Company and its subsidiaries lease office space primarily for sales and operations support in Salt Lake City, Utah,  Pittsburgh, Pennsylvania, Pasadena, California, Birmingham, Alabama,  Irvine, California and Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, and the United Kingdom for support, operations and sales offices. The Company also owns five facilities in India. The Indian facilities provide software development and other technical and business process outsourcing services. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.
Results of Operations — Three Months Ended September 30, 2019 and 2018
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider "ASP" platforms, fees for business process outsourcing services, and fees for software development projects including associated fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward) and related services, including travel, from our new financial exchange. International revenue accounted for 69.4% and 62.4% of the Company’s total revenue for the three months ended September 30, 2019 and 2018, respectively.
Ebix’s revenue streams come from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
EbixCash Exchanges	$82,085	$60,341	$238,770	$151,605
Insurance Exchanges	47,385	45,985	141,993	142,303
Risk Compliance Solutions	17,763	22,317	53,669	67,591
Totals	$147,233	$128,643	$434,432	$361,499

In the table above for the three months ending September 30, 2019 and 2018 respectfully, there is $3.8 million, and $2.1 million of Insurance Exchange revenues derived in India that are being reported within the EbixCash Exchange channel only above. Similarly, for the nine months ending September 30, 2019 and 2018 respectfully, there is $13.1 million, and $2.1 million of Insurance Exchange revenues derived in India that are being reported within the EbixCash Exchange channel only above.

During the three months ended September 30, 2019 our total operating revenues increased $18.6 million or 14%, to $147.2 million as compared to $128.6 million during the third quarter of 2018. The year-over-year revenues primarily increased as a result of the growth in the EbixCash segment as well as the acquisitions in the travel, foreign exchange, and software solutions sectors during the last twelve months offset by reductions in revenues from the insurance consulting business, EbixHealth JV, and e-governance service contracts executed within the Ebix Vayam Limited JV for Bharat Sanchar Nigam Limited "BSNL" (a leading public sector undertaking in the telecommunication sector in India). Reported revenues were impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Australia, and United Kingdom) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate, reduced reported revenues by $1.2 million for the three months ended September 30, 2019.
With respect to business acquisitions completed during the years 2019 and 2018 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues increased 5.2% for the three months ending September 30, 2019 versus the same periods in 2018. The 2019 and 2018 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported condensed consolidated financial statements for the three months ended September 30, 2019 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being February 2018 for Transcorp, April 2018 for Centrum, April 2018 for Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure, August 2018 for Miles, October 2018 for Routier, October 2018 for Business Travels, October 2018 for Aha Taxis, December 2018 for Pearl, Weizmann, January 2019 for Zillious, January 2019 for Essel and August 2019 for Wallstreet Canada.
Revenues for the three months ended September 30, 2019 and 2018 actual and proforma include $198 thousand and $2.6 million  revenue, respectively, from the e-governance business. The company has consciously decided to disengage in the e-governance business, leading to an actual and pro forma year-over-year decrease of revenue of $2.4 million in this revenue source.
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
•Pro forma revenues do not include post acquisition revenue reductions as a result of discontinuation of any product lines and/or customer projects by Ebix in line with the Company's initiatives to maximize profitability.

Cost of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $12.2 million or 28%, to $55.2 million in the third quarter of 2019 as compared to $43.0 million in the third quarter of 2018. The increase in the Company's costs of services provided is due primarily to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the Company's India business acquisitions over the last few years in the travel, foreign exchange, and software solutions sectors offset by reductions in our U.S. consulting salary costs, customer support costs in our EbixHealth JV, and a reduction of our e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses

The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in the insurance industry, and across the travel and currency exchange sectors. Product development expenses increased $235 thousand or 2% to $11.2 million during the third quarter of 2019 as compared to $11.0 million during the third quarter of 2018 primarily due to increased employee-related insurance costs in our expanding India operations.
Sales and Marketing Expenses
Sales and marketing expenses decreased $437 thousand or 9%, to $4.3 million in the third quarter of 2019 as compared to $4.7 million in the third quarter of 2018 primarily due to a reduction in new business promotion expenses for our India Operations.
General and Administrative Expenses
General and administrative expenses increased $18.7 million or 66% to $46.9 million in the third quarter of 2019 as compared to $28.2 million in the third quarter of 2018. As a precautionary measure during the recent quarter, management determined the need for and recognized a $12.1 million reserve against the Company’s $34.9 million of receivables that are due from a public sector entity in India and were billed during the 2016 through 2019 operating periods. Payment of these receivables has been delayed due to liquidity issues at BSNL. The Government of India has recently approved funding to BSNL and he Company expects the accounts to be collectible once the Government funding reaches BSNL. During the past quarter the Company also incurred approximately $5.5 million of additional facility costs, commission expense associated with the Company's continued expansion of EbixCash in India, and audit and legal expenses.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $1.1 million or 44% to $3.6 million in the third quarter of 2019 as compared to $2.5 million in the third quarter of 2018 primarily due to amortization costs associated with the Company's 2018 India acquisitions.
Interest Income
Interest income decreased $4 thousand or 4% to $99 thousand in the third quarter of 2019 as compared to $103 thousand in the third quarter of 2018, primarily due to decreased balances in interest bearing accounts.
.Interest Expense
Interest expense increased $3.5 million or 47%, to $11.0 million in the third quarter of 2019 as compared to $7.5 million in the third quarter of 2018. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 17% to $721.7 million during Q3 2019 from $618.1 million during Q3 of 2018, as well as an increase in the underlying interest rate which increased to 4.97% for Q3 2019 versus 4.63% for Q3 2018. Additionally, interest expense increased due to increased balances in the working capital facility of our EbixCash operations in India which carry interest rates 9% to 10%.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange loss for the three months ended September 30, 2019 in the amount of $641 thousand consists of $401 thousand of losses realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument and $240 thousand of unrealized losses pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded net income tax benefit of $217 thousand (1.46%) during the third quarter of 2019 which included gross tax benefit of $1.16 million from certain discrete items. The income tax expense exclusive of discrete items was $947 thousand (6.38%). Our tax expense and effective tax rate has decreased year over year due to recording of one time Transition tax liability last year resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The Company expects its full year effective tax rate to be in the range of 6% to 7%.
Results of Operations — Nine Months Ended September 30, 2019 and 2018
Operating Revenue

During the nine months ended September 30, 2019 our total operating revenues increased $72.9 million or 20%, to $434.4 million as compared to $361.5 million during the same period in 2018. The year-over-year revenues primarily increased as a result of the growth in the EbixCash segment as well as the acquisitions made bu Ebix in the last twelve months, partially offset by reductions in revenues from our insurance consulting business, our EbixHealth JV and our e-governance service contracts executed within the Ebix Vayam Limited JV for BSNL. Reported revenues were impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Australia, and United Kingdom) as compared to the strengthening of the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate reduced reported revenues by $9.4 million for the nine months ended September 30, 2019. International revenue accounted for 68.7% and 59.4% of the Company’s total revenue for the nine months ended September 30, 2019 and 2018, respectively.
With respect to business acquisitions completed during the years 2019 and 2018 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues decreased (0.8)% for the nine months ending September 30, 2019 versus the same periods in 2018. The 2019 and 2018 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2018, whereas the Company's reported condensed consolidated financial statements for the nine months ended September 30, 2019 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being February 2018 for Transcorp, April 2018 for Centrum, April 2018 for Smartclass, July 2018 for Indus, July 2018 for Mercury, July 2018 for Leisure, August 2018 for Miles, October 2018 for Routier, October 2018 for Business Travels, October 2018 for Wahh Taxis, December 2018 for Pearl, Weizmann, January 2019 for Zillious, January 2019 for Essel and August 2019 for Wallstreet Canada.
Revenues for the nine months ended September 30, 2019 and 2018 actual and proforma include $444 thousand and $12.8 million  revenue, respectively, from the e-governance business. The company has consciously decided to disengage in the e-governance business, leading to an actual and proforma year over year decrease of revenue of $12.4 million this revenue outlet.
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
•Pro forma revenue does not include post acquisition revenue reductions as a result of discontinuation of any product lines and/or customer projects by Ebix in line with the Company's initiatives to maximize profitability.
Cost of Services Provided

Costs of services provided, which includes costs associated with maintenance, customer support, call center, consulting, implementation and training services increased $25.9 million or 21%, to $152.1 million during the nine months ended September 30, 2019 as compared to $126.1 million during the same period in 2018. The increase in the Company's costs of services provided is due primarily to additional personnel, consulting, customer support, and merchant bank service fee costs associated with the Company's India business acquisitions in the travel, foreign exchange, and software solutions sectors partially offset by reductions in our U.S. consulting salary costs, costs in our EbixHealth JV, and a reduction of our e-governance service contracts executed within the Ebix Vayam Limited JV.
Product Development Expenses

The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in the insurance industry, and across the travel and currency exchange sectors. Product development expenses increased $5.8 million or 21%, to $33.9 million during the nine months ended September 30, 2019 as compared to $28.1 million during the same period in 2018. This increase is primarily due to costs associated with the operations of the recent acquisition of Indus and Miles.
Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million or 10%, to $14.9 million during the nine months ended September 30, 2019 as compared to $13.5 million during the same period in 2018 primarily due to promotional activities in support of our rapidly growing businesses in India.
General and Administrative Expenses

Reported general and administrative expenses increased $26.8 million or 36% to $101.2 million during the nine months ended September 30, 2019 as compared to $74.4 million during the same period in 2018. In Q3 2019, the Company booked a $12.1 million bad debt reserve as a precautionary measure, against the receivables due from a public sector entity, BSNL in India. Payment of these receivables has been delayed due to liquidity issues at BSNL. The Government of India has recently approved funding to BSNL and the Company expects the accounts to be collectible once the Government funding reaches BSNL. During the past nine months the Company also incurred approximately $27 million of additional personnel, commissions and facility costs associated with the India business acquisitions during the recent few years in the foreign exchange, travel and e-learning and software solutions sectors. These costs increases were partially offset by a $(16.5) million reduction of acquisition earn-out accruals year over year for ItzCash, Indus and Wdev.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased $3.1 million or 39% to $11.0 million during the nine months ended September 30, 2019 as compared to $7.9 million during the same period in 2018 primarily due to amortization costs associated with the Company's 2018 India acquisitions.
Interest Income

Interest income increased $269 thousand or 87% to $578 thousand during the nine months ended September 30, 2019 as compared to $309 thousand during the same period in 2018 primarily due to increased balances in interest bearing accounts.
Interest Expense

Interest expense increased $14.5 million or 80% to $32.6 million during the nine months ended September 30, 2019 as compared to $18.1 million during the same period in 2018. Interest expense increased primarily due to the increase in the average outstanding balance on our commercial banking credit facilities, which increased 41% to $724.2 million during the nine months ended September 30, 2019, from $514.0 million during the nine months ending September 30 2018, as well as an increase in the underlying average interest rate which increased to an average of 5.03% during the nine months ending September 30, 2019 versus 4.4% for the same nine month period in 2018. Additionally, interest expense increased due to increased balances in the working capital facility of our EbixCash operations in India which carry interest rates 9% to 10%.
Foreign Currency Exchange Gain (Loss)

Net foreign currency exchange losses for the nine months ended September 30, 2019 in the amount of $495 thousand consists of $174 thousand of losses realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument, and $321 thousand of unrealized losses pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded net income tax benefit of $297 thousand (.44%) during the nine months ended September 30, 2019 which included a gross tax benefit of $5.3 million from certain discrete items related to deferred tax true-ups pertaining to to tax the carrying value of assets versus the carrying value as per the accounting books. The income tax expense exclusive of discrete items was $5.03 million (7.38%) during the nine months ended September 30, 2019. Our tax expense and effective tax rate has decreased year-over-year due to recording of one time Transition tax liability last year resulting from the enactment of the TCJA. The Company expects its full year effective tax rate to be in the range of 6% to 7%.
Liquidity and Capital Resources
The Company's ability to generate significant cash flows from ongoing operating activities is one of its fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities, the Company's commercial banking credit facility, and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carry-forwards and minimum alternative tax obligations in the U.S., United Kingdom, and India), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, in combination with our commercial bank credit facility, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategically accretive business acquisitions, and to re-purchase shares of our common stock as market conditions warrant.

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

Our cash and cash equivalents were $124.2 million and $147.8 million at September 30, 2019 and December 31, 2018, respectively. The $4.2 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source. The approximate cash, cash equivalents, short-term investments, and restricted cash balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 11, 2019 are presented in the table below (figures denominated in thousands):

Country/Region	Cash, Restricted Cash and ST investments
India	$87,682
Philippines	7,880
United States	6,352
Australia	4,815
Indonesia	3,128
Europe	2,213
Singapore	1,842
Latin America	949
United Arab Emirates	687
New Zealand	392
Canada	246
Mauritius	39
Total	$116,225

Our current ratio increased to 1.50 at September 30, 2019 from 1.35 at December 31, 2018 and our working capital position increased to $126.7 million at September 30, 2019 from $110.0 million at the end of 2018.

Business Combinations
The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
During the nine months ended September 30, 2019, the Company completed three business acquisitions, as follows:
Effective August 23, 2019, Ebix acquired Canada based WallStreet Canada foreign exchange and outward remittance markets for approximately $2.1 million of upfront consideration plus net working capital.

Effective January 1, 2019, Ebix acquired the assets of India based Essel Forex for approximately $8.7 million, of which $721 thousand remains unpaid, plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash, using its internal cash reserves. Essel Forex has been one of the five largest foreign exchange providers in India with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for the corporate clients. Besides being a foreign exchange business partner to leading banks such as ICICI, Axis, Indus Ind, Yes and HDFC Bank, Essel Forex has been associated with Western Union and MoneyGram for inward money transfers.
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
During the twelve months ended December 31, 2018, the Company completed thirteen business acquisitions, as follows:

Effective December 1, 2018, Ebix acquired 74.84% controlling stake in India based Weizmann for $63.1 million and also made a time bound public offer to Weizmann's public shareholders acquire the remaining 25.16% shares for approximately $21.1 million. The $77.35 million reported on the cash flows used for investing activities includes a decrease in previously reported cash acquired of $1.5 million and $12.7 million for an additional 15.1% of the publicly-held Weizmann Forex shares in the second quarter of 2019. As of September 30, 2019, Ebix has approximately 89.94% of the controlling stake in India based Weizmann.

Effective December 1, 2018, Ebix acquired the assets of India based Pearl, a provider of a comprehensive range of B2B and B2C travel services, under the brand name Sastiticket, ranging from domestic and international ticketing, incentives travel, leisure products, luxury holidays, and travel documentation for $3.4 million and it has been integrated with Ebix Travels’ operations, realizing operational synergies and eliminating certain redundancies.

Effective December 1, 2018, Ebix acquired India based Lawson, a B2B provider of travel services and international ticketing, for $2.7 million and has been integrated with Ebix Travels’ operations to realize operational synergies and a wider country wide footprint.

Effective October 1, 2018, Ebix acquired a 70% stake in India based AHA Taxis, a platform for on-demand inter-city cabs in India for $382 thousand. Consideration of $71 thousand was paid during the fourth quarter of 2018 and $214 thousand during the first quarter of 2019, and $72 thousand remains to be paid. AHA focuses its attention on corporate and consumer inter-city travel primarily with a network of thousands of registered AHA Taxis.

Effective October 1, 2018, Ebix acquired a 67% stake in India based Routier, a marketplace for trucking logistics for $413 thousand.

Effective October 1, 2018, Ebix acquired the assets of India based Business Travels for $1.1 million and it has been integrated with Ebix Travels’ operations to expand the wholesale travel and consolidation business. Consideration of $414 thousand was paid during the fourth quarter of 2018 and $689 thousand during the first quarter of 2019.

Effective August 1, 2018, Ebix acquired India based Miles, a provider of on-demand software on wealth and asset management to banks, asset managers and wealth management firms, for approximately $18.3 million, plus possible future contingent earn-out payments of up to $8.3 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $5.5 million as of September 30, 2019.

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

Effective July 1, 2018, Ebix acquired Indus, a global provider of enterprise lending software solutions to financial institutions, captive auto finance and telecom companies, for approximately $22.9 million plus possible future contingent earn-out payments of up to $5.0 million based on earned revenues over the subsequent twenty-four month period following the effective date of the acquisition. The Company has determined that the fair value of the contingent earn-out consideration is $1.7 million as of September 30, 2019.

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

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, to the Notes to Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2019, the total of these contingent liabilities was $10.5 million, of which $9.3 million is reported in long-term liabilities, and $1.3 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2018 the total of these contingent liabilities was $25.0 million, of which $11.2 million was reported in long-term liabilities, and $13.8 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Yatra Merger Agreement

As previously disclosed, on July 16 2019, the Company entered into a Merger Agreement with Yatra Online, Inc., a Cayman Islands exempted company limited by shares (“Yatra”), and EbixCash Travels Inc., a Cayman Islands exempted company limited by shares and wholly-owned subsidiary of Ebix (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Yatra, with Yatra surviving as a wholly-owned subsidiary of Ebix.

Completion of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of a majority of at least two-thirds of the Yatra shareholders entitled to vote at an extraordinary general meeting duly called for the purpose of voting on the Special Resolution to approve the Merger and Merger Agreement (the “Yatra Stockholder Approval”), (ii) the Series Y Preferred Stock to be issued in the Merger being authorized for listing on Nasdaq, (iii) there being in effect no Cayman Islands law, United States, federal, state or local, or any foreign, law, constitution, treaty, convention, ordinance, code, rule, statute or regulation enacted, issued, adopted, promulgated, entered into or applied by a relevant governmental entity, that following the signing of the Merger Agreement or order prohibits, renders illegal or enjoins the consummation of the Merger, (iv) the expiration or termination of the waiting period applicable to the Merger under any applicable federal, state, foreign or supranational antitrust laws, and (v) the declaration of the effectiveness by the U.S. Securities and Exchange Commission (the “SEC”) of the Registration Statement on Form S-4 to be filed with the SEC by Ebix in connection with the registration of the Series Y Preferred Stock to be issued in the Merger. The obligations of each party to consummate the Merger are also conditioned upon (i) the accuracy of the representations and warranties of the other party as of the closing (subject to customary materiality qualifiers), (ii) the absence of any material breach by the other party of any of its covenants or agreements under the Merger Agreement, and (iii) the absence of a material adverse effect with respect to the other party.  The Company expects to file the Registration Statement during the fourth quarter of 2019, and anticipates that the Merger will close late in the first quarter or early the second quarter of 2020.
Operating Activities

Net cash provided by our operating activities was $79.0 million for the nine months ended September 30, 2019. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $75.1 million, net of $(17.1) million of non-cash gains recognized when reducing certain earn-out contingent liabilities, $321 thousand of unrealized foreign currency exchange loss, $11.0 million of depreciation and amortization, $(6.6) million of net loss attributable to a non-controlling interest, $2.5 million of non-cash share-based compensation, $5.2 million of right-of-use assets amortization, $1.9 million of amortization of capitalized software development costs and $6.9 million of net funding provided from working capital requirements primarily associated with the increases in other current liabilities and other assets, offset by decreases in deferred revenue, lease liabilities and provision for deferred taxes. During the nine months ended September 30, 2019, the Company made $7.4 million of tax payments.

Net cash provided by our operating activities was $74.2 million for the nine months ended September 30, 2018. The primary components of the cash provided by our operating activities during that nine-month period consisted of net income of $84.6 million, net of $1.3 million of unrealized foreign currency exchange gains, $7.9 million of depreciation and amortization, $178 thousand of net income attributable to a non-controlling interest, $2.2 million of non-cash share-based compensation, and $1.6 million of amortization of capitalized software development costs. Partially offsetting this net cash inflow was $(23.0) million of working capital requirements primarily due to increased outstanding trade accounts receivable and other assets and a decrease in deferred revenues. During the nine months ended September 30, 2018, the Company made $9.3 million of tax payments including $2.5 million of minimum alternative tax payments in India, which is a component of net deferred tax assets on the Company's Condensed Consolidated Balance Sheets.

Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2019 was $93.3 million, and consisted of $77.4 million (net of $11.3 million cash acquired) used for the acquisition of Weizmann (acquired December 2018), $8.0 million used for other Q4 2018 acquisition in India not previously funded, $9.8 million used for the acquisition of Zillious (net of $279 thousand cash acquired), $7.9 million (net of cash acquired) used for the acquisition of Essel, $942 thousand (net of $1.2 million cash acquired) used for the acquisition of Wallstreet Canada, $4.9 million to reacquire Paul Merchant's 10% equity interest in Ebix’s combined international remittance business in India, $5.9 million primarily for capital expenditures in India and $4.1 million for software development costs that were capitalized. Partially offsetting these outflows was $25.7 million from the net maturities of marketable securities (specifically bank certificates of deposit).
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

Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $6.1 million which consisted of $13.5 million provided by the Company's revolving credit facility with Regions Bank, $6.0 million of net proceeds from short term third party loans funding part of EbixCash operations, and $18.9 million net funds provided by the EbixCash working capital facility in India. Partially offsetting the cash inflows were $6.9 million to pay quarterly dividends to our common stockholders, $13.0 million used to repurchase shares of our common stock, $11.3 million was used to make the scheduled payments against the existing term loan with Regions Bank and $962 thousand was used for payments of long term debt.

During the nine months ended September 30, 2018, net cash provided by financing activities was $234.3 million which consisted of $249.5 million provided by the refinancing and borrowing from the amended and expanded syndicated credit facility with Regions Bank, and a net $609 thousand provided by the EbixCash overdraft facility in India. Partially offsetting this cash inflow were $7.1 million was used to pay quarterly dividends to our common stockholder, $2.2 million used to repurchase shares of our common stock and $6.5 million was used to make the scheduled payments against the existing term loan with Regions.

Commercial Bank Financing Facility

On September 27, 2019, the Company and certain of its subsidiaries entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement which amended the definition of “Consolidated EBITDA" to add back the derivative legal settlement, “Indebtedness” to disqualify equity interests to be issued regarding the Yatra Online acquisition, and modified the maximum consolidated debt leverage ratios allowed.

On November 27, 2018, Ebix entered into the Eighth Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank (“Regions”) and certain other lenders party thereto (as amended, the "Credit Agreement") to exercise $101.25 million of its aggregate $150 million accordion option, increasing the then total Term Loan Commitment to $301.25 million from $250 million, with initial repayments starting December 31, 2018 due in the amount of $3.77 million for the first six quarters and increasing thereafter. The revolving credit facility increased from $400 million to $450 million. The Credit Agreement carries a leverage-based LIBOR related interest rate, which currently stands at approximately 4.8%. The expanded credit facility will continue to be used to fund the Company's future growth and share repurchase initiatives

On April 9, 2018, the Company and certain of its subsidiaries entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement increasing the permitted indebtedness in the form of unsecured convertible notes from $250 million to $300 million.

On February 21, 2018, Ebix, Inc. and certain of its subsidiaries entered into the Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment amended the Credit Agreement by increasing its existing credit facility from $450 million to $650 million, to assist the Company in funding its growth. The increase in the bank line was the result of many members of the existing bank group expanding their share of the credit facility and the addition of BBVA Compass and Bank of the West to the Banking Syndicate, which diversifies Ebix’s lending group under the credit facility to ten participants. The then amended credit facility included: A five-year term loan for $250 million, with initial repayments starting June 30, 2018 due in the amount of $3.13 million for the first eight quarters and increasing thereafter and a five-year revolving credit facility for $400 million. The new credit facility also allowed for up to $150 million of incremental facilities.

At September 30, 2019, the outstanding balance on the revolving line of credit under the Credit Agreement was $438.0 million and the facility carried an interest rate of 4.81%. During the nine months ended September 30, 2019, the Company drew$13.5 million from its revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2019, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $436.9 million and $438.0 million, respectively.

At September 30, 2019, the outstanding balance on the term loan was $279.9 million of which $18.8 million is due within the next twelve months, with $11.3 million in payments having been made during the nine months ended September 30, 2019. This term loan also carried an interest rate of 4.81% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $18.8 million and $261.1 million, respectively, at September 30, 2019.

Contractual Obligations
For a presentation regarding material changes outside the ordinary course of business to the Company's contractual obligations please refer to Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.
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
Revenue Recognition
The Company derives its revenues primarily from software subscription and transaction fees, software license fees, financial transaction fees, risk compliance solution services fees, and professional service fees including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications.

The Company determines revenue recognition by applying the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.

The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Additionally, certain services exist in multiple channels. As Ebix derives revenues from three product/service channels—EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions—for policy disclosure purposes, contracts are discussed in conjunction with the channel to which they are most significant.

EbixCash Exchanges ("EbixCash")

EbixCash revenues are primarily derived from consideration paid by customers to transfer or exchange money. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

EbixCash also offers several other services, primarily including payment services and ticketing and travel services for which revenue is impacted by varying factors. EbixCash acts as the principal in transactions and reports revenue on a gross basis, as EbixCash controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

EbixCash Money Transfer

For the EbixCash money transfer business, EbixCash has one performance obligation whereupon the customer engages EbixCash to perform one integrated service. This typically occurs instantaneously when the beneficiary entitled to receive the money transferred by the sender visits the EbixCash outlet and collects the money. Accordingly, EbixCash recognizes revenue upon completion of the following: 1) the customer’s acknowledgment of EbixCash’s terms and conditions and the receipt of payment information, 2) the money transfer has been processed, 3) the customer has received a unique transaction identification number, and 4) funds are available to be picked up by the beneficiary. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by EbixCash to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

Foreign Exchange and Outward Remittance Services

For EbixCash’s foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with EbixCash to provide payment services on the customer’s behalf. In the majority of EbixCash’s foreign exchange and payment services, EbixCash makes payments to the recipient to satisfy its performance obligation to the customer, and therefore, EbixCash recognizes revenue on foreign exchange and payment services when this performance obligation has been fulfilled.

Consumer Payment Services

EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether the service is offered to all potential consumers, or only to those for which EbixCash has a relationship with the biller, and 3) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service—collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and simplifying the billers’ collection efforts. EbixCash’s revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

EbixCash Travel Exchanges

EbixCash Travel revenues are primarily derived from commissions and transaction fees received from various travel providers and international exchanges involved in the sale of travel to the consumer. EbixCash travel revenue is for a single performance obligation and is recognized at a point in time. Travel revenues include reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our reservation services; ancillary fees, including travel insurance-related revenues and certain reservation booking fees; and credit card processing rebates and customer processing fees. EbixCash Travel services include the sale of hotel rooms, airline tickets, bus tickets and train tickets. EbixCash’s Travel revenue is derived from ticket sales, wherein the commissions payable to EbixCash Travel, along with any transaction fees paid by travel providers and travel exchanges, is recognized as revenue after completion of the service. The transaction price on such services is agreed upon at the time of the purchase.

EbixCash Travel revenue for the corporate MICE (Meetings, Incentives, Conferences, and Exhibitions) packages is recognized at full purchase value at the completion of the obligation with the corresponding costs recorded under direct expenses. For MICE revenues, EbixCash Travel acts as the principal in transactions, and accordingly reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

Gift Cards

EbixCash resells gift cards to consumers that can be later redeemed at various merchants. Gift cards are recorded as inventory until sold to the consumer. Gift card revenue is recognized at full purchase value at time of sale with the corresponding cost of vouchers recorded under direct expenses.

Insurance Exchanges

Insurance Exchanges revenues are primarily derived from consideration paid by customers for the licensing of software and related services. A typical contract includes a software license and may also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgement. Certain services, primarily related to SaaS platforms, depend on significant level of integration and interdependency between the licensed software and additional services (e.g., setup, customization), and are accounted for as a single performance obligation. These services are recognized over their expected useful life, which may exceed the currently contracted term. Additionally, the Company may also enter into contracts with customers for subscription services, transaction processing or professional services.

Contracts generally do not contain a right of return or refund provisions. Our contracts often do contain overage fees, contingent fees, or service level penalties which are accounted for as variable consideration. Revenue accounted for as variable consideration is immaterial and is recognized using the “right to invoice” practical expedient when the invoiced amount equals the value provided to the customer.

Software-as-a-Service ("SaaS")

The Company allocates the transaction price to each distinct performance obligation using the relative stand-alone selling price. Determining the stand-alone selling price may require significant judgement. The stand-alone selling price is the price at which an entity has sold or would sell a promised good or service separately to a customer. The Company determines the stand-alone selling price based on observable price of products or service sold separately in comparable circumstances, when such observable prices are available. When standalone selling price is not directly observable, the Company estimates the stand-alone selling price using the market assessment approach by considering historical pricing and other market factors.

Subscription Services

Subscription services revenues are associated with performance obligations that are satisfied over specific time periods and primarily consist of fees that provide customers access to our SaaS platforms. Revenue is generally recognized ratably over the contract term. Our subscription contracts are generally for an initial three-year period with subsequent one-year automatic renewals.

Transaction Fees

Transaction revenue is comprised of fees applied to the volume of transactions that are processed through our SaaS platforms. These are typically based on a per-transaction rate and are invoiced for the same period in which the transactions were processed and as the performance obligation is satisfied. The amount invoiced generally equals the value provided to the customer, and revenue is typically recognized when invoiced using the as-invoiced practical expedient.

Professional Services

Professional service revenue primarily consists of fees for setup, customization, training, or consulting. Professional service fees are generally on a time and materials basis or a fixed fee. Revenues for time and materials are recognized as such services are rendered while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date. Professional services, particularly related to SaaS platforms, may have significant dependencies on the related licensed software and may not be considered a distinct performance obligation.

Risk Compliance Services ("RCS")

RCS revenues consist of two revenue streams—Certificates of Insurance (COI) and Consulting Services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These are transactional-based revenues. Consulting Services revenues are driven by distinct consulting service engagements rendered to customers for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

The Company provides services to issue and track certificates of insurance in the United States and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

Consulting Services

The Company provides consulting services to clients around the world for project management and development. Consulting services fees are generally on a time and materials basis or a fixed fee. Revenues for time and materials are recognized as the services are rendered while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.
Allowance for Doubtful Accounts Receivable
Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
Valuation of Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets represent the fair value of acquired contractual customer relationships for which future cash flows are expected to continue indefinitely. In accordance with the relevant FASB accounting guidance, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would likely have reduced the fair value of a reporting unit below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale or disposition of a significant portion of the business. The impairment evaluation process first involves an assessment of certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of any of our reporting units was less than its carrying amount. If, after assessing the totality of events or circumstances, we were to determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would not perform the quantitative impairment testing described further below.
The aforementioned quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine the fair value of our reporting units by applying the discounted cash flow method using the present value of future estimated net cash flows. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit's goodwill exceeded its implied value. Projections of cash flows are based on our views of growth rates, operating costs, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. The use of different estimates or assumptions for our projected discounted cash flows (e.g., growth rates, future economic conditions, discount rates and estimates of terminal values) when determining the fair value of our reporting units could result in different values and may result in a goodwill impairment charge. We perform our annual goodwill impairment evaluation and testing as of October 1st of each year. This evaluation is done during the fourth quarter each year. During the years ended December 31, 2018 and 2017 we had no impairment of our reporting unit goodwill balances.
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
Foreign Currency Matters
The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore, and its product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, because both the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries, and the product development and information technology enabled services activities for the insurance industry provided by its India subsidiary, are in support of the Company's operating divisions across the world, which are primarily transacted in U.S. Dollars.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. A majority of the Company’s operations are based in the U.S and India, furthermore the functional currencies in our main India office, Dubai, and Singapore offices is the U.S. dollar, and accordingly, a substantial portion of our business transactions are denominated in U.S. dollars. However, the Company has operations in Australia, India (specifically EbixCash), New Zealand, United Kingdom, Canada, Brazil, Philippines, Indonesia, and United Arab Emirates where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2019 and 2018, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized losses of $10.9 million and $61.8 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $12.4 million and $11.1 million for the nine months ended September 30, 2019 and 2018, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2019, the Company had $721.0 million of outstanding debt obligations, which consisted of a $279.9 million term loan, a $438.0 million balance on our commercial banking revolving line of credit, and a $1.8 million note due to IHC by the EbixHealth JV, and $1.3 million of previously existing debt pertaining to Weizmann. The Company's revolving line of credit carries a leverage-based LIBOR related interest rate, and stood at 4.81% at September 30, 2019. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $4.5 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively. The Company's average cash balances and short term investments during the nine months ended September 30, 2019 were $129.1 million and its existing cash balances as of September 30, 2019 were $124.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $227 thousand and $342 thousand for the nine months ended September 30, 2019 and 2018, respectively.
The Company has significant outstanding trade accounts receivable with certain Indian government sponsored companies in connection with one of its joint ventures. See Note 12 for additional information.
There were no other material changes to our market risk exposure during the nine months ended September 30, 2019 and 2018. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2018 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2019. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

As the Company has previously disclosed, in May 2013, twelve putative class action complaints were filed in the Delaware Court of Chancery against the Company and its board of directors challenging a proposed merger between the Company and an affiliate of Goldman Sachs & Co.  On June 10, 2013, the Court entered an Order of Consolidation and Appointment of Lead Plaintiffs and a Leadership Structure consolidating the twelve actions and appointing lead plaintiffs (“Plaintiffs”) and lead counsel in the litigation, captioned In re Ebix, Inc. Stockholder Litigation, Consol. C.A. No. 8526-VCS (the “Litigation”).  In connection with the Litigation, on January 23, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) pursuant to which the parties agreed, subject to approval by the Delaware Court of Chancery, to settle and resolve the Litigation pursuant to the terms set forth in the Settlement Agreement (the “Litigation Settlement”).
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

Item 2: REPURCHASES OF EQUITY SECURITIES

Effective February 6, 2017, the Company's Board of Directors unanimously approved an additional authorized share repurchase plan of $150.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities. Under certain circumstances, the aggregate amount of repurchases of the Company's equity shares may be limited by the terms and underlying financial covenants regarding the Company's commercial bank financing facility.
The following table contains information with respect to purchases of our common stock made by or on behalf of Ebix during the nine months ended September 30, 2019, as part of our publicly-announced share repurchase plan:

	Total Number of Shares (Units) Purchased	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Average Price Paid Per Share (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs )
Period

July 1, 2019 to July 31, 2019	45,000	—	$43.99	$80,113,297
August 1, 2019 to August 31, 2019	—	—	$—	$80,113,297
September 1, 2019 to September 30, 2019	—	—	$—	$80,113,297
Total	45,000	—		$80,113,297

(1)	Average price paid per share for shares purchased as part of our publicly-announced plan.

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

10.1*
Amendment No.9 dated September 27, 2019 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto

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

Ebix, Inc.
Date:	November 12, 2019	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Robert F. Kerris
Robert F. Kerris
Chief Financial Officer (Principal Financial and Accounting Officer)