Form 10-Q
period 2020-03-31
EBIX INC
filed 2020-05-11
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2020 the number of shares of common stock outstanding was 30,507,311.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating revenue	$137,876	$142,924

Operating expenses:
Cost of services provided	57,457	45,929
Product development	9,417	11,242
Sales and marketing	3,804	6,121
General and administrative, net	29,244	21,444
Amortization and depreciation	3,641	4,057
Total operating expenses	103,563	88,793

Operating income	34,313	54,131
Interest income	54	350
Interest expense	(9,237)	(9,818)
Non-operating (loss) income	(19)	3
Non-operating expense - litigation settlement	—	(20,452)
Foreign currency exchange gain (loss)	618	(255)
Income before income taxes	25,729	23,959
Income tax (expense) benefit	(1,284)	1,084
Net income including noncontrolling interest	24,445	25,043
Net (loss) attributable to noncontrolling interest	(278)	(667)
Net income attributable to Ebix, Inc.	$24,723	$25,710

Basic earnings per common share attributable to Ebix, Inc.	$0.81	$0.84

Diluted earnings per common share attributable to Ebix, Inc.	$0.81	$0.84

Basic weighted average shares outstanding	30,476	30,524

Diluted weighted average shares outstanding	30,683	30,604

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income including noncontrolling interest	$24,445	$25,043
Other comprehensive income (loss):
Foreign currency translation adjustments	(49,794)	3,482
Total other comprehensive income (loss)	(49,794)	3,482
Comprehensive income	(25,349)	28,525
Comprehensive loss attributable to noncontrolling interest	(278)	(667)
Comprehensive (loss) income attributable to Ebix, Inc.	$(25,071)	$29,192

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$61,854	$73,228
Receivables from service providers	13,423	25,607
Short-term investments	9,236	4,443
Restricted cash	24,756	35,051
Fiduciary funds - restricted	5,293	4,966
Trade accounts receivable, less allowances of $20,179 and $21,696, respectively	135,889	153,565
Other current assets	68,667	67,074
Total current assets	319,118	363,934

Property and equipment, net	46,831	48,421
Right-of-use assets	16,639	19,544
Goodwill	921,367	952,404
Intangibles, net	42,749	46,955
Indefinite-lived intangibles	42,055	42,055
Capitalized software development costs, net	19,536	19,183
Deferred tax asset, net	66,842	69,227
Other assets	28,473	29,896
Total assets	$1,503,610	$1,591,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$70,102	$84,735
Payables to service agents	8,720	12,196
Accrued payroll and related benefits	9,356	8,755
Working capital facility	2,746	28,352
Fiduciary funds - restricted	5,293	4,966
Short-term debt	1,050	1,167
Contingent liability for accrued earn-out acquisition consideration	8,111	8,621
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $734 and $575, respectively	23,809	22,091
Contract liabilities	29,814	28,712
Lease liability	5,268	5,955
Other current liabilities	22,892	29,335
Total current liabilities	187,161	234,885

Revolving line of credit	438,037	438,037
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $1,392 and $1,534, respectively	248,912	254,467
Contingent liability for accrued earn-out acquisition consideration	1,405	1,474
Contract liabilities	8,649	8,541
Lease liability	11,169	13,196
Deferred tax liability, net	1,235	1,235
Other liabilities	35,326	40,339

Total liabilities	931,894	992,174

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at March 31, 2020 and no shares authorized, issue and outstanding at December 31, 2019	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,475,994 issued and outstanding, at March 31, 2020, and 30,492,044 issued and outstanding at December 31, 2019	3,048	3,049
Additional paid-in capital	8,211	6,960
Retained earnings	639,596	618,503
Accumulated other comprehensive loss	(128,192)	(78,398)
Total Ebix, Inc. stockholders’ equity	522,663	550,114
Noncontrolling interest	49,053	49,331
Total stockholders’ equity	571,716	599,445
Total liabilities and stockholders’ equity	$1,503,610	$1,591,619

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2020	30,492,044	$3,049	$6,960	$618,503	$(78,398)	$49,331	$599,445
Net income attributable to Ebix, Inc.	—	—	—	24,723	—	—	24,723
Net loss attributable to noncontrolling interest	—	—	—	—	—	(278)	(278)
Cumulative translation adjustment	—	—	—	—	(49,794)	—	(49,794)
Vesting of restricted stock	9,476	1	(1)	—	—	—	—
Exercise of stock options	30,000	3	633	—	—	—	636
Share based compensation	—	—	1,126	—	—	—	1,126
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(55,526)	(5)	(507)	(1,329)	—	—	(1,841)
Common stock dividends paid, $0.075 per share	—	—	—	(2,301)	—	—	(2,301)
Balance, March 31, 2020	30,475,994	$3,048	$8,211	$639,596	$(128,192)	$49,053	$571,716

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2019	30,567,725	$3,057	$3,397	$535,118	$(63,377)	$66,242	$544,437
Net income attributable to Ebix, Inc.	—	—	—	25,710	—	—	25,710
Net loss attributable to noncontrolling interest	—	—	—	—	—	(667)	(667)
Cumulative translation adjustment	—	—	—	—	3,482	—	3,482
Repurchase and retirement of common stock	(50,000)	(5)	—	(2,167)	—	—	(2,172)
Vesting of restricted stock	6,382	—	—	—	—	—	—
Share based compensation	—	—	576	—	—	—	576
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(351)	—	(21)	—	—	—	(21)
Noncontrolling interest	—	—	398	—	—	(398)	—
Common stock dividends paid, $0.075 per share	—	—	—	(2,297)	—	—	(2,297)
Balance, March 31, 2019	30,523,756	$3,052	$4,350	$556,364	$(59,895)	$65,177	$569,048

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$24,723	$25,710
Net loss attributable to noncontrolling interest	(278)	(667)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	3,641	4,057
Benefit for deferred taxes	(44)	(3,875)
Share based compensation	1,126	576
(Benefit) provision for doubtful accounts	(618)	134
Amortization of right-of-use assets	1,797	1,671
Unrealized foreign exchange (gain) loss	(419)	313
Amortization of capitalized software development costs	833	596
Reduction of acquisition accruals	—	(15,392)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,687	(5,639)
Receivables from service providers	12,184	11,488
Payables to service agents	(3,476)	(8,977)
Other assets	(4,035)	3,142
Accounts payable and accrued expenses	(9,755)	(7,730)
Accrued payroll and related benefits	1,425	(1,208)
Contract liabilities	1,980	(2,920)
Lease liabilities	(1,596)	(1,643)
Reserve for potential uncertain income tax return positions	69	—
Liability - derivative litigation settlement	—	19,652
Other liabilities	(7,666)	1,754
Net cash provided by operating activities	29,578	21,042

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,858)	(90,358)
Cash paid to from Paul Merchants for 10% stake in MTSS combined business	—	(4,925)
Capitalized software development costs	(2,089)	(1,740)
(Purchases) maturities of marketable securities	(5,105)	11,775
Capital expenditures	(557)	(1,798)
Net cash used in investing activities	(9,609)	(87,046)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	—	13,500
Principal payments of term loan obligation	(3,765)	(3,766)
Repurchases of common stock	—	(10,972)
Proceeds from the exercise of stock options	636	—
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(1,841)	(21)
Dividend payments	(2,301)	(2,297)
Payments on short-term notes, net	—	2,908
Principal payments of debt obligations	(203)	(834)
(Payments) proceeds of working capital facility, net	(24,693)	15,621
Payments of financing lease obligations	—	(69)
Net cash (used) provided by financing activities	(32,167)	14,070
Effect of foreign exchange rates on cash	(10,173)	190
Net change in cash and cash equivalents, and restricted cash	(22,371)	(51,744)
Cash and cash equivalents, and restricted cash at the beginning of the period	111,369	149,681
Cash and cash equivalents, and restricted cash at the end of the period	$88,998	$97,937
Supplemental disclosures of cash flow information:
Interest paid	$8,820	$9,573
Income taxes paid	$1,086	$4,128
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

As of December 31, 2018 there were 200,000 shares totaling $8.8 million of share repurchases that were not settled until January 2019.

During the three months ended March 31, 2020, there were 55,526 shares, totaling $1.8 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing software-as-a-service ("SaaS") enterprise solutions in the area of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Asian markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 69.6% and 67.8% of the Company’s total revenue for the three months ended March 31, 2020 and 2019, respectively.

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2020. The condensed consolidated December 31, 2019 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassification - There were certain prior year amounts that have been reclassified to be consistent with current year presentation within our financial statements, specifically with respect to the presentation of receivables from service providers and payables to service agents.

Restricted Cash - The carrying value of our restricted cash in current assets was $24.8 million and $35.1 million at March 31, 2020 and December 31, 2019, respectively. The March 31, 2020 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to its India operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position to the amounts shown in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$61,854	$64,189
Restricted cash	24,756	29,743
Restricted cash included in other long-term assets	2,388	4,005
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$88,998	$97,937

Advertising—Advertising costs amounted to $1.5 million and $3.6 million for the three months ended March 31, 2020 and 2019, respectively. The costs are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income.
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

•
Level 3 Inputs - Unobservable inputs, which are used to the extent that observable inputs are not available. Unobservable inputs, are used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

As of March 31, 2020, the Company had the following financial instruments to which it had to both consider fair values and make fair value assessments:

•	Short-term investments (commercial bank certificates of deposits and mutual funds), for which the fair values are measured as a Level 1 instrument.

•
Contingent accrued earn-out business acquisition consideration liabilities, for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at March 31, 2020 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit and term loan debt. The Company believes that the estimated fair value of such instruments at March 31, 2020 and December 31, 2019 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.

Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($163 thousand is recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	$9,399	$9,399	$—	$—
Mutual funds (recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	565	565	—	—
Total assets measured at fair value	$9,964	$9,964	$—	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$9,516	$—	$—	$9,516
Total liabilities measured at fair value	$9,516	$—	$—	$9,516

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2020, there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($50 thousand is recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	$4,493	4,493	$—	$—
Mutual funds	1,058	1,058	—	—
Total assets measured at fair value	$5,551	$5,551	$—	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$10,095	$—	$—	$10,095
Total liabilities measured at fair value	$10,095	$—	$—	$10,095

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2019, there were no transfers between fair value Levels 1, 2 or 3.
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2020 and during the year ended December 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	March 31, 2020	December 31, 2019
	(In thousands)

Beginning balance	$10,095	$24,976

Total remeasurement adjustments:
Gains included in earnings **	—	(16,543)
Foreign currency translation adjustments ***	(579)	(260)

Acquisitions and settlements
Business acquisitions	—	1,922

Ending balance	$9,516	$10,095

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$(16,543)

** recorded as a reduction to general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, Miles, and Zillious acquisition)	$9,516	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, Miles, Zillious, and Essel acquisition)	$10,095	Discounted cash flow	Projected revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts, as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses. During 2019 and the three months ended March 31, 2020, certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously preliminary.
Revenue Recognition and Contract Liabilities—The Company derives its revenues primarily from software subscription and transaction fees, software license fees, financial transaction fees, risk compliance solution services fees, and professional service fees, including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Additionally, certain services exist in multiple channels. As Ebix derives revenues from three product/service channels, EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions, for policy disclosure purposes, contracts are discussed in conjunction with the channel to which they are most significant.
The Company assesses the terms of customer contracts, including termination rights, penalties (implied or explicit), and renewal rights.
EbixCash Exchanges ("EbixCash")

EbixCash revenues are primarily derived from consideration paid by customers for financial transaction (foreign exchange, remittance, other payment solutions) and travel transaction services. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

EbixCash also offers several other services, including payment services and ticketing and travel services, for which revenue is impacted by various factors. EbixCash acts as the principal in most transactions and reports revenue on a gross basis, as EbixCash controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

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

EbixCash Travel revenue for the corporate MICE (Meetings, Incentives, Conferences, and Exhibitions) packages is recognized at full purchase value at the completion of the obligation with the corresponding costs recorded under direct expenses. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

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

Foreign Exchange and Payment Services

For EbixCash’s foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with EbixCash to provide payment services on the customer’s behalf. In the majority of EbixCash’s foreign exchange and payment services transactions, EbixCash makes payments to the recipient to satisfy its performance obligation to the customer, and, therefore, EbixCash recognizes revenue on foreign exchange and payment when this performance obligation has been fulfilled.

Consumer Payment Services

EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether or not the service is offered to all consumers, 3) whether the service is restricted to existing biller relationship of EbixCash, and 4) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service, collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and, thus, simplifying the billers’ collection efforts. EbixCash’s revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

Gift Cards

EbixCash resells gift cards to consumers that can be later redeemed at various merchants. Gift cards are recorded as inventory until sold to the consumer. Gift card revenue is recognized at full purchase value at the time of sale with the corresponding cost of vouchers recorded as cost of services provided.

EbixCash Technology Services

EbixCash also offers on-demand technology to various providers in the area of lending, wealth & asset management, travel and logistics across the world.
Insurance Exchanges

Insurance Exchanges revenues are primarily derived from consideration paid by customers related to our SaaS platforms, related services and the licensing of software. A typical contract for our SaaS platform will also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Set-up and customization services related to our SaaS platforms are not considered to be distinct from the usage fees associated with the SaaS platform and, accordingly, are accounted for as a single performance obligation. These services, along with the usage or transaction fees, are recognized over the contract duration, which considers the significance of the upfront fees in the context of the contract and which may, therefore, exceed the initial contracted term. A customer's transaction volume tends to remain fairly consistent during the contract period without significant fluctuations. The invoiced amount is a reasonable approximation of the revenue that would be allocated to the related period under the variable consideration guidelines in ASC 606-10-32-40. To the extent that a SaaS contract includes subscription services or professional services, apart from the upfront customization, these are considered separate performance obligations. We also have separate software licensing (on premise/perpetual), unrelated to our SasS platforms, which is recognized at a point in time when the license is transferred to the customer.
Contracts generally do not contain a right of return or refund provisions. Our contracts often do contain overage fees, contingent fees, or service level penalties that are accounted for as variable consideration. Revenue accounted for as variable consideration is recognized using the “right to invoice” practical expedient when the invoiced amount equals the value provided to the customer.
Software-as-a-Service ("SaaS")

The Company allocates the transaction price to each distinct performance obligation using the relative stand-alone selling price. Determining the stand-alone selling price may require significant judgement. The stand-alone selling price is the price at which an entity has sold or would sell a promised good or service separately to a customer. The Company determines the stand-alone selling price based on the observable price of products or services sold separately in comparable circumstances, when such observable prices are available. When standalone selling price is not directly observable, the Company estimates the stand-alone selling price using the market assessment approach by considering historical pricing and other market factors.

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

Transaction Fees

Transaction revenue is comprised of fees applied to the volume of transactions that are processed through our SaaS platforms. These fees are typically based on a per-transaction rate and are invoiced for the same period in which the transactions were processed and as the performance obligation is satisfied. The amount invoiced generally equals the value provided to the customer, and revenue is typically recognized when invoiced using the as-invoiced practical expedient.

Professional Services

Professional service revenue primarily consists of fees for setup, customization, training, or consulting. Professional service fees are generally on either a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized as such services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date. Professional services, particularly related to SaaS platforms, may have significant dependencies on the related licensed software and may not be considered a distinct performance obligation.

Risk Compliance Services ("RCS")

RCS revenues consist of two revenue streams - Certificates of Insurance (COI) and Consulting Services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These are transactional-based revenues. Consulting Services revenues are driven by distinct consulting service engagements rendered to customers, for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

The Company provides services to issue and track certificates of insurance in the United States and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

Consulting Services

The Company provides consulting services to clients around the world for project management and development. Consulting services fees are generally on either a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized using an output method as the services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date.

Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Revenue:	2020	2019
	(In thousands)
India*	$73,915	$72,908
United States	41,912	46,075
Australia	8,186	8,625
Latin America	4,237	4,022
Europe	3,281	3,787
Indonesia*	2,142	2,545
Singapore*	1,253	2,129
Philippines*	1,276	1,150
Canada	1,114	1,051
New Zealand	435	522
United Arab Emirates*	125	110
	$137,876	$142,924

*Primarily India led businesses for which total revenue was $77.9 million and $77.7 million for the three months ended March 31, 2020 and 2019, respectively.

The Company’s revenues are derived from three product/service channels: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions ("RCS").
Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
EbixCash Exchanges	77,855	77,737
Insurance Exchanges	44,001	48,015
Risk Compliance Solutions	16,020	17,172
Totals	$137,876	$142,924

Costs to Obtain and Fulfill a Contract
The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At March 31, 2020 and December 31, 2019, the Company had $710 thousand and $734 thousand, respectively, of contract costs in “Other current assets” and $1.1 million and $1.2 million, respectively, in “Other Assets” on the Company's Condensed Consolidated Balance Sheets.

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,897	$2,238
Costs recognized from the beginning balance	(202)	(708)
Additions, net of costs recognized	103	367
Balance, end of period	$1,798	$1,897

Contract Liabilities
Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $8.0 million and $6.4 million of contract liabilities were included in billed accounts receivable at March 31, 2020 and December 31, 2019, respectively.
The Company records contract liabilities when it receives payments or invoices in advance of the performance of services. A significant portion of this balance relates to contracts where the customer has paid in advance for the use of our SaaS platforms over a specified period of time. These advanced payments are recognized as the related performance obligation is fulfilled (generally less than one year). Part of our performance obligation for these contracts consists of the requirement to provide our customers with continued access to, and use of, our SaaS platforms and associated customizations. Without continued access to the SaaS platform, the customizations have no separate benefit to the customer. Our customers simultaneously receive and consume the benefits as we provide access over time. The remaining portion of the contract liabilities balance consists primarily of customer-specific customizations that are not distinct from related performance obligations that transfer over time. This portion is recognized over the expected useful life of the customizations.

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Balance, beginning of period	$37,253	$44,660
Revenue recognized from beginning balance	(12,539)	(31,507)
Additions from business acquisitions	—	769
Additions, net of revenue recognized and currency translation	13,749	23,331
Balance, end of period	$38,463	$37,253

Accounts Receivable and the Allowance for Doubtful Accounts—As of March 31, 2020, reported accounts receivable include $135.9 million of net trade receivables (net of $20.2 million allowance for doubtful accounts receivable) and $31.6 million of contract assets. As of December 31, 2019, reported accounts receivable include $153.6 million of net trade receivables (net of $21.7 million allowance for doubtful accounts receivable) and $35.3 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. The Company recognized bad debt (benefit) provision for doubtful accounts in the amount of ($618) thousand and $134 thousand for the three-month periods ended March 31, 2020 and 2019, respectively. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with ASC 350, “Goodwill and Other Intangible Assets"
and ASU No. 2011-08, “Testing Goodwill for Impairment”, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of our reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention and the sale or disposition of a significant portion of the business. The Company applies the accounting guidance concerning goodwill impairment evaluation, whereby the Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of a reporting unit was less than its carrying amount. If after assessing the totality of events and circumstances, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform quantitative impairment testing.

We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently.

The Company has considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one operating and reportable segment and one reporting unit.

The Company’s indefinite-lived assets are associated with the estimated fair value of the contractual customer relationships existing within Ebix. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually and tested on an interim basis if a triggering event has occurred. Please see Note 9 "Goodwill" for information regarding interim impairment testing of goodwill and indefinite-lived intangible assets.

Capitalized Software Development Costs—In accordance with the relevant FASB accounting guidance regarding the development of software to be sold, leased or marketed, the Company expenses such costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. Costs incurred to enhance our software products, after general market release of the services using the products, are expensed in the period they are incurred. See Note 10 "Capitalized Software Development Costs" for further details.
Finite-lived Intangible Assets—Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks and non-compete agreements obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Airport contracts	9
Backlog	1.2
Brand	15
Customer relationships	7–20
Database	10
Dealer networks	15-20
Developed technology	3–12
Non-compete agreements	5
Store networks	5
Trademarks	3–15

The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$81,142	$83,012
Developed technology	19,606	19,979
Dealer network	6,407	6,726
Airport contracts	4,415	4,635
Trademarks	2,664	2,689
Store networks	2,382	2,500
Brand	875	918
Non-compete agreements	754	764
Database	212	212
Backlog	140	140
Total intangibles	118,597	121,575
Accumulated amortization	(75,848)	(74,620)
Finite-lived intangibles, net	$42,749	$46,955

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$42,055

Amortization expense recognized in connection with acquired intangible assets was $2.5 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively.
Foreign Currency Translation—The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore, because the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries are in support of the Company's operating divisions across the world, which are primarily transacted in U.S. Dollars.
During the three months ended March 31, 2020, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $49.8 million, of which $40.9 million was caused by the 4.7% weakening of the Indian rupee.
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
Recent Relevant Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 was issued in response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), Regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The amendments in this update provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects) of reference rate reform on financial reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update are elective and are effective upon issuance for all entities. The adoption of this pronouncement is not expected to have a material impact on the Company’s operations.
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
For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is in the process of assessing the impact of ASU 2019-12 on its operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The ASU will result in the following changes:

•	Remove the disclosure to report the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

•	Remove the disclosure of the policy for timing of transfers between levels;

•	Add a disclosure for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value; and

•	Add a disclosure for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement.

The adoption of ASU 2018-13 has not had a material impact on the Company’s operations.  The Company will continue to periodically assess the impact of this new pronouncement on its ongoing operations.
In June 2016, the FASB issued ASU 2013-13. Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2013-13 has not had a material impact on the Company’s operations. The Company will continue to periodically assess the impact of this new pronouncement on its ongoing operations.

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$24,723	$25,710
Basic weighted average shares outstanding	30,476	30,524
Dilutive effect of stock options and restricted stock awards	207	80
Diluted weighted average shares outstanding	30,683	30,604
Basic earnings per common share	$0.81	$0.84
Diluted earnings per common share	$0.81	$0.84

For the three months ended March 31, 2020 and 2019, respectively, there were 187,875 and 42,000, respectively, of potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive.

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the three months ending March 31, 2020, the Company did not complete any business acquisitions.
During the twelve months ended December 31, 2019, the Company completed three business acquisitions, as follows:
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
Effective January 1, 2019, Ebix acquired the assets of India based Essel Forex Limited ("Essel Forex"), for approximately $8.7 million, plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash using its internal cash reserves. Essel Forex is a large provider of foreign exchange services in India with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for corporate clients. The earn out period expired on December 31, 2019 and the acquired business did not meet the requisite revenue target, so no earnout payment was due or paid.
Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious Solutions Private Limited ("Zillious") for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed-upon milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. The Company has determined that the fair value of the contingent earn-out consideration is $1.4 million as of March 31, 2020.
    A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn- out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note

1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three months ended March 31, 2020 and 2019, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by zero and $15.4 million, respectively, due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels, with the offset being a reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of March 31, 2020, the total of these contingent liabilities was $9.5 million, of which $1.4 million is reported in long-term liabilities and $8.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

In the table below the aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions that have an impact on the financial results for the three months ended March 31, 2020 and March 31, 2019, which includes the acquisitions of Zillious (acquired January 2019), Essel (acquired January 2019), and Wallstreet Canada (acquired August 2019) and is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2020 and 2019 pro forma financial information below assumes that all business acquisitions made during this period were made on January 1, 2019, whereas the Company's reported financial statements for the three months ended March 31, 2020 and 2019 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)		(unaudited)
	(In thousands, except per share data)
Revenue	$137,876	$137,876	$142,924	$143,122
Net Income attributable to Ebix, Inc.	$24,723	$24,723	$25,710	$25,683
Basic EPS	$0.81	$0.81	$0.84	$0.84
Diluted EPS	$0.81	$0.81	$0.84	$0.84

    The above referenced unaudited pro forma information and the relative comparative changes in pro forma and reported revenues are based on the following premises:

•
2020 and 2019 pro forma revenue contains actual revenue of the acquired entities before the acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after the acquisition date are only reflected for the period after their acquisition.

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

•
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During the three months ending March 31, 2020, the change in foreign currency exchange rates decreased consolidated operating revenues by $3.7 million.

Note 4: Debt

On March 30, 2020, the Company and certain of its subsidiaries entered into a waiver agreement (the “Waiver”) related to the senior secured credit facility, dated, August 5, 2014, as amended among the Company, Regions Bank and certain other lenders party thereto (the “Credit Facility”). The Waiver provides that so long as the Company’s leverage ratio is below 5.0 to 1.0 for the Company’s fiscal quarter ending March 31, 2020 pursuant to the terms of its compliance certificate required by the Credit Facility, the existing leverage ratio requirement of 3.50 to 1.0 will be waived.

On September 27, 2019, the Company and certain of its subsidiaries entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement which amended the definitions of “Consolidated EBITDA" to add back the derivative legal settlement, “Indebtedness” to disqualify equity interests to be issued regarding the Yatra Online acquisition, and modified the maximum consolidated net debt leverage ratio allowed.

At March 31, 2020, the Company's Condensed Consolidated Balance Sheets include $5.3 million of remaining deferred financing costs in connection with this Credit Agreement, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.2 million pertains to the revolving line of credit component of the Credit Agreement, and $2.1 million pertains to the term loan component of the Credit Agreement, of which $734 thousand is netted against the current portion and $1.4 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets. At December 31, 2019, the Company's Condensed Consolidated Balance Sheets included $5.2 million of remaining deferred financing costs with $3.1 million pertaining to the revolving line of credit component of the Credit Agreement, and $2.1 million pertaining to the term loan component of the Credit Agreement, of which $575 thousand was netted against the current portion and $1.5 million was netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets.

At March 31, 2020, the outstanding balance on the revolving line of credit under the Credit Agreement was $438.0 million and the facility carried an interest rate of 4.13%. During the three months ended March 31, 2020, the Company drew zero from its revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $438.0 million, respectively. At December 31, 2019, the outstanding balance on the revolving line of credit with Regions was $438.0 million and the facility carried an interest rate of 4.25%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2019, the average and maximum outstanding balances on the revolving line of credit were $437.2 million and $438.0 million, respectively.

At March 31, 2020, the outstanding balance on the term loan was $272.4 million, of which $22.6 million is due within the next twelve months. $3.8 million of scheduled amortization payments were made during the three months ended March 31, 2020. This term loan also carried an interest rate of 4.13% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $249.8 million, respectively at March 31, 2020. At December 31, 2019, the outstanding balance on the term loan was $276.2 million, of which $20.7 million was due within twelve months. This term loan also carried an interest rate of 4.25%.

The Company maintains working capital debt facilities with banks in India for working capital funding requirements to support our foreign exchange and payment remittance businesses. We are required to extend short term credits to franchisee networks (B2B) and corporate customers. Additionally we are required to maintain minimum levels of foreign currency inventory across branches and airport operations. Typically, these facilities carry interest rates of 6.75% to 9%, are rupee-denominated working capital lines, and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

As of March 31, 2020 and December 31, 2019, the total of these working capital facilities was $2.7 million and $28.4 million, respectively, and is included in current liabilities in the Company's Condensed Consolidated Balance Sheets.

Note 5: Commitments and Contingencies
Contingencies— As the Company previously disclosed, in May 2013, twelve putative class action complaints were filed in the Delaware Court of Chancery against the Company and its board of directors challenging a proposed merger between the Company and an affiliate of Goldman Sachs & Co.  On June 10, 2013, the Court entered an Order of Consolidation and Appointment of Lead Plaintiffs and a Leadership Structure consolidating the twelve actions and appointing lead plaintiffs (“Plaintiffs”) and lead counsel in the litigation, captioned In re Ebix, Inc. Stockholder Litigation, Consol. C.A. No. 8526-VCS (the “Litigation”).  In connection with the Litigation, on January 23, 2019, the parties entered into a Stipulation and Agreement of Settlement (the

“Settlement Agreement”) pursuant to which the parties agreed, subject to approval by the Delaware Court of Chancery, to settle and resolve the Litigation pursuant to the terms set forth in the Settlement Agreement (the “Litigation Settlement”). On April 5, 2019, the Delaware Court of Chancery determined that the Litigation Settlement was fair, reasonable, adequate and in the best interest of the plaintiffs, the class and the Company and awarded to plaintiffs’ counsel attorneys’ fees and expenses in the sum of $19.65 million, which was paid on May 2, 2019, and entered an Order and Final Judgment (the “Order”) approving the Litigation Settlement. The Order provided for full settlement, satisfaction, compromise and release of all claims that were asserted or could have been asserted in the Litigation, whether on behalf of the class or the Company. The Settlement contains no admission of wrongdoing or liability, and may not be deemed to be a presumption as to the validity of any claims, causes of action or other issues.

The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Business Acquisition Earn-Out Contingencies—A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP- recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target, with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of March 31, 2020, the total of these contingent liabilities was $9.5 million, of which $1.4 million is reported in long-term liabilities, and $8.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities, and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Note 6: Income Taxes
The Company recorded net income tax expense of $1.3 million (4.99%) during the three months ended March 31, 2020, which included tax expense of $236 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $1.0 million (4.07%) during the three months ended March 31, 2020. The Company expects its full year effective tax rate to be in the range of 4% to 5%.
     As of March 31, 2020 and December 31, 2019 a liability of $9.3 million and $9.2 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020 and 2019, there was $69 thousand and zero increase to this liability reserve, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes income and payroll tax provisions that we are in the process of analyzing to determine the financial impact on our condensed consolidated financial statements.

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

The following enterprise-wide information relates to the Company's geographic locations:

	Three Months Ended	As of	Three Months Ended	As of
	March 31, 2020	March 31, 2020	March 31, 2019	December 31, 2019
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$73,915	$665,974	$72,908	$700,986
United States	41,912	393,487	46,075	395,225
Australia	8,186	3,035	8,625	3,541
Latin America	4,237	13,724	4,022	17,176
Europe	3,281	22,507	3,787	24,508
Indonesia*	2,142	145	2,545	117
Singapore*	1,253	18,170	2,129	18,282
Philippines*	1,276	698	1,150	729
Canada	1,114	6,383	1,051	7,012
New Zealand	435	481	522	578
United Arab Emirates*	125	59,888	110	59,531
	$137,876	$1,184,492	$142,924	$1,227,685

*Primarily India led businesses for which total revenue was $77.9 million and $77.7 million for the three months ended March 31, 2020 and 2019, respectively.

Note 8: Investment in Joint Ventures

Effective February 7, 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three months ending March 31, 2020 and 2019 the Ebix Vayam Limited JV recognized $245 thousand and $87 thousand of revenue from Vayam, respectively. As of March 31, 2020, the Ebix Vayam Limited JV had $21.4 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $11.4 million. As of December 31, 2019, the Ebix Vayam Limited JV had $22.8 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $12.1 million.

Effective September 1, 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of the EbixHealth JV, and during the three months ending March 31, 2020 and 2019 the EbixHealth JV recognized $559 thousand and $767 thousand, respectively, of revenue from IHC. As of March 31, 2020 and December 31, 2019, the EbixHealth JV had $249 thousand and $335 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three months ending March 31, 2020 and 2019 the Company recognized $29 thousand and $19 thousand revenue from IHC, respectively. As of March 31, 2020 and December 31, 2019, IHC had $53 thousand and $8 thousand of accounts receivable with Ebix. The EbixHealth JV has a $1.8 million note due to IHC. Additionally, based on the final purchase price allocation valuation report for the EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, an indefinite-lived customer relationship.

Note 9: Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2020 and the year ended December 31, 2019 are reflected in the following table.

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Beginning Balance	$952,404	$946,685
Additions	—	17,931
Purchase accounting adjustments	—	741
Foreign currency translation adjustments	(31,037)	(12,953)
Ending Balance	$921,367	$952,404

    At March 31, 2020, the Company concluded that a triggering event had occurred that would require Ebix to review its goodwill for impairment. The triggering event occurred both as a result of price volatility in Ebix common stock over the past few months, and also the pronounced volatility that occurred in the overall equity capital markets as a result of the COVID-19 global pandemic and the impact that had on the Company’s public valuation.

The Company undertook a qualitative assessment that also considered certain quantitative factors in evaluating any potential impairment of goodwill at March 31, 2020.  Qualitatively, the Company’s financial results in the recent past would not indicate a material change in the fair value of the net assets of the entity.  Similarly, the Company is not aware of any other qualitative factors, apart from the COVID-19 global pandemic, that would lead to a conclusion that impairment was more likely than not to have occurred as of March 31, 2020.  The Company also considered quantitative factors that include a discounted cash flow analysis, comparable public company valuations and precedent acquisition transactions.  Based on the factors considered above, the Company has concluded that at March 31, 2020 there was no goodwill impairment.
Likewise, the Company also considered its indefinite-lived intangible assets in the above analysis and concluded there was no impairment at March 31, 2020.

Given the uncertainty surrounding the COVID-19 global pandemic and the timing and magnitude of its negative impact on global economic conditions, the Company will continue to monitor the impact of COVID-19 on the overall operations of Ebix and any future impact on the fair value of the Company’s goodwill and indefinite-lived intangible assets.

Note 10: Capitalized Software Development Costs

In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company capitalizes certain software and product related development costs associated with the Company’s continuing medical education service offerings, development of the Property and Casualty underwriting insurance data exchange platform servicing the London markets, development of EbixCash’s SaaS-based Asset Management and Collection platforms, development of EbixCash’s single sign on agent and customer portal (including mobile application) and content development work related to the E-Learning business of EbixCash. During the three months ended March 31, 2020 and March 31, 2019, respectively, the Company capitalized $2.1 million and $1.7 million of such development costs, respectively. At March 31, 2020 and December 31, 2019, a total of $19.5 million and $19.2 million of remaining unamortized development costs are reported on the Company’s Condensed Consolidated Balance Sheets, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized $833 thousand and $596 thousand, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s Condensed Consolidated Statements of Income. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products are being amortized over a period of five years as and when the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

Other current assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Prepaid expenses	$53,239	$51,021
Sales taxes receivable from customers	7,701	6,499
Other third party receivables	4,578	4,785
Credit card merchant account balance receivable	800	796
Short term portion of capitalized costs to obtain and fulfill contracts	710	734
Accrued interest receivable	292	176
Other	1,347	3,063
Total	$68,667	$67,074

Note 12: Leases

The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2028, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At March 31, 2020, the maturity of lease liabilities under Topic 842 are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2020 (Remaining nine months)	$4,875	$148	$5,023
2021	4,814	190	5,004
2022	3,491	160	3,651
2023	2,870	99	2,969
2024	1,510	77	1,587
Thereafter	1,505	—	1,505
Total	19,065	674	19,739
Less: present value discount*	(2,628)	(77)	(2,705)
Present value of lease liabilities	16,437	597	17,034

Less: current portion of lease liabilities	(5,268)	(161)	(5,429)
Total long-term lease liabilities	$11,169	$436	$11,605

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

The Company's net assets recorded under operating and finance leases were $16.6 million and $19.5 million as of March, 31, 2020, and December 31, 2019, respectively. The lease cost is recognized in our Condensed Consolidated Statement of Income in the category of General and Administrative and is summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Operating Lease Cost	$2,082	$2,045
Finance Lease Cost:
Amortization of Lease Assets	44	20
Interest on Lease liabilities	11	8
Finance Lease Cost	55	28
Sublease Income	(112)	(265)
Total Net Lease Cost	$2,025	$1,808

Other information about lease amounts recognized in our Condensed Consolidated Statement of Income is summarized as follows:

March 31, 2020
Weighted Average Lease Term - Operating Leases	3.8 years
Weighted Average Lease Term - Finance Leases	3.8 years
Weighted Average Discount Rate - Operating Leases	8.4%
Weighted Average Discount Rate - Finance Leases	7.3%

At March, 31, 2020, our lease liability of $17.0 million does not include certain arrangements, which are primarily airport leases, that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $81.1 million as follows:

Year	Commitments
(in thousands)
2020 (Remaining nine months)	$17,964
2021	22,490
2022	20,558
2023	20,053
Thereafter	—
Total	$81,065

Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the three months ended March 31, 2020 and 2019 was $6.4 million and $9.2 million, respectively.

Note 13: Concentrations of Credit Risk

Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at March 31, 2020. The Company had one customer whose accounts receivable balance represented 10% or more of the Company’s total accounts receivable at March 31, 2020.

Note 14: Other Current Liabilities

Other current liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$18,718	$22,573
Acquisition obligations (upfront purchase and contingent consideration)	4,174	6,762
Total	$22,892	$29,335

Note 15: Subsequent Events

On May 7, 2020, Ebix entered into the Tenth Amendment (the “Amendment”) to the Credit Agreement, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent ("Regions") and certain other lenders party thereto (as amended, the "Credit Agreement"). Capitalized terms used in the description below but not defined herein have the meanings given to such terms in the Amendment.
The Amendment provides for, among other things, increased flexibility under the Consolidated Net Leverage Covenant, the addition of a minimum liquidity covenant, the addition of an excess cash flow test for the fiscal year ended December 31, 2020 and beyond, additional pricing tiers based on the Company’s Consolidated Net Leverage, and revised limitations on the Company’s dividend and share repurchase baskets, and permitted acquisitions and investments.  Some of the Credit Agreement changes put in place with the Amendment will cease to be operative when the Company’s Consolidated Net Leverage decreases below agreed-upon levels (generally less than 3.25x).

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2019 which is incorporated by reference herein, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, including but not limited to: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in India, Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; the impacts of the COVID-19 global pandemic on our operating performance; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Company Overview

Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing SaaS enterprise solutions in the area of CRM, front-end and back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many ASEAN countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Asian markets.

Ebix’s goal is to be a leading facilitator of the electronification of insurance and financial transactions in the world. The Company’s technology vision is to focus on the convergence of all channels, processes and entities in a manner such that data seamlessly flows once a data entry has initially been made. Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges and requirements. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, application software, and web and application hosting to meet the individual needs of organizations.
Offices and Geographic Information

The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia, where we own a commercial office building. In addition, the Company and its subsidiaries lease office space primarily for sales and operations support in Salt Lake City, Utah, Pittsburgh, Pennsylvania, Pasadena, California, Birmingham, Alabama, Irvine, California and Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, and the United Kingdom for support, operations and sales offices. The Company also owns five facilities in India. The Indian facilities provide software development and other technical services, business process outsourcing services, and some corporate support services, such as accounting and finance. In these operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.

Trends and Uncertainties Related to the COVID-19 Pandemic
In December 2019, a novel coronavirus disease, referred to as COVID-19, was reported and has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States government declared a national emergency with respect to COVID-19.
In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, shelter-in-place orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and the cancellation or postponement of events.
Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. Although we have not experienced a material impact from shifting our employees to a remote work environment, which we primarily attribute to the professionalism of our workforce and our extensive use of technology throughout our business, if the COVID-19 pandemic requires remote working conditions for a prolonged period of time, it could negatively impact the productivity of our workforce.
During the three months ended March 31, 2020, particularly in March, we began to experience some decrease in demand for certain of our services, particularly those related to the Company's travel, foreign exchange and consulting business areas, after certain government restrictions were put in place. We expect demand variability for our products and services could continue as a result of the COVID-19 pandemic. We continue to stay close with and listen to our customers to best ensure that we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but over the long term as well.

We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. To mitigate the adverse impact COVID-19 may have on our business and operations, we have implemented a number of measures to protect the health and safety of our employees, as well as to strengthen our financial position. These efforts include amending our credit facility, reducing salaries for certain employees, eliminating, reducing, or deferring non-essential expenditures, as well as complying with local and state government recommendations to protect our workforce.
Our reported results for the three month period ended March 31, 2020 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks that the Company currently faces.
Results of Operations — Three Months Ended March 31, 2020 and 2019
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to services delivered over our exchanges or from our application service provider ("ASP") platforms, fees for business process outsourcing services, and fees for software development projects, including associated fees for consulting, implementation, training, and project management. We provide customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward) and related services, including travel, from our EbixCash financial exchanges. International revenue accounted for 69.6% and 67.8% of the Company’s total revenue for the three months ended March 31, 2020 and 2019, respectively.
Ebix’s revenue streams come from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
EbixCash Exchanges	$77,855	$77,737
Insurance Exchanges	44,001	48,015
Risk Compliance Solutions	16,020	17,172
Totals	$137,876	$142,924

During the three months ended March 31, 2020, our total operating revenues decreased $5.0 million, or 4%, to $137.9 million as compared to $142.9 million during the first quarter of 2019. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. By the end of March, the macroeconomic impacts became significant worldwide, exhibited by, among other things, reduced Gross National Product, a rise in unemployment, and volatility in the equity markets. The decrease in revenues year-over-year was primarily the result of the negative impacts of the COVID-19 global pandemic, particularly within the Company’s travel, foreign exchange and consulting business areas. Reported revenues were impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Australia, and the United Kingdom) relative to the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate, reduced reported revenues by $3.7 million for the three months ended March 31, 2020.
With respect to business acquisitions completed during the years 2020 and 2019 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues decreased 3.7% for the three months ending March 31, 2020 versus the same periods in 2019. The 2020 and 2019 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2019, whereas the Company's reported condensed consolidated financial statements for the three months ended March 31, 2020 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being January 2019 for Zillious, January 2019 for Essel and August 2019 for Wallstreet Canada.

In regards to the pro forma information table in Note 3 and the relative comparative change in pro forma and reported revenues are based on the following premises:

•
2020 and 2019 pro forma revenue contains actual revenue of the acquired entities before the acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after the acquisition date are only reflected for the period after their acquisition.

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
Cost of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $11.5 million, or 25%, to $57.5 million in the first quarter of 2020 as compared to $45.9 million in the first quarter of 2019. The increase in the Company’s cost of services provided is primarily due to revenue mix changes year over year, particularly gift cards sold within the EbixCash India operations. The increase in the Company’s cost of services provided is primarily due to revenue mix changes year over year, particularly within the payment solutions business of the EbixCash India operations. As a result of the countrywide lockdown in India related to COVID-19, there was increased demand for online payment solutions.  Payment solutions revenues increased by greater than 120% in the first quarter ended March 31, 2020 from the fourth quarter ended December 31, 2019, and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, the development of new data exchanges for use in the insurance and financial services industries, and across the travel, payment remittance and solutions and currency exchange sectors. Product development expenses decreased $1.8 million, or 16%, to $9.4 million during the first quarter of 2020 as compared to $11.2 million during the first quarter of 2019, primarily due to decrease in employee-related costs in our India operations.
Sales and Marketing Expenses
Sales and marketing expenses decreased $2.3 million, or 38%, to $3.8 million in the first quarter of 2020 as compared to $6.1 million in the first quarter of 2019, primarily due to a reduction in business promotion expenses for our India and U.S. medical education operations.
General and Administrative Expenses
General and administrative expenses increased $7.8 million, or 36%, to $29.2 million in the first quarter of 2020 as compared to $21.4 million in the first quarter of 2019. This increase is primarily due to a $15.4 million reduction of the acquisition earn out accrual recorded in the first quarter of fiscal year 2019 for the ItzCash acquisition, offset, in part, by a $2.9 million reduction in rent expense year over year, due to rent waivers in March 2020 in our foreign exchange offices at Indian airports due to the COVID-19 lockdown and non-operation of international flights, and a $3.1 million reduction in salary costs year over year primarily as a result of actions taken by the Company in response to the COVID-19 global pandemic.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $416 thousand, or 10%, to $3.6 million in the first quarter of 2020 as compared to $4.1 million in the first quarter of 2019, primarily due to reduced amortization of certain acquired intangible assets associated with EbixCash in the first quarter of 2019.
Interest Income
Interest income decreased $296 thousand, or 85%, to $54 thousand in the first quarter of 2020 as compared to $350 thousand in the first quarter of 2019, primarily due to decreased balances in interest bearing accounts.

Interest Expense
Interest expense decreased $581 thousand, or 6%, to $9.2 million in the first quarter of 2020 as compared to $9.8 million in the first quarter of 2019. Interest expense decreased primarily due to decreased LIBOR interest rates in the first quarter of 2020 versus the first quarter of 2019, partially offset by an increase in the use of our working capital facility for our EbixCash operations in India, which carry interest rates of 6.75% to 9%.
Foreign Currency Exchange Gain (Loss)
Net foreign currency exchange gain for the three months ended March 31, 2020 in the amount of $618 thousand consists of $199 thousand of gains realized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument and $419 thousand of unrealized gains pertaining to the re-measurement of outstanding receivables or payables denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded net income tax expense of $1.3 million (4.99%) during the three months ended March 31, 2020 which included tax expense of $236 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense exclusive of discrete items was $1.0 million (4.07%) during the three months ended March 31, 2020. The Company expects its full year effective tax rate to be in the range of 4% to 5%.
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
We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances, access to our credit facilities, and access to the capital markets, if required and available, will be sufficient to meet our projected cash requirements for the foreseeable future, although any projections of future cash needs, cash flows, and the condition of the capital markets related to the availability of debt and equity financing, are subject to substantial uncertainty.
The recent COVID-19 global pandemic has caused disruption in the capital markets. This disruption could make accessing financing more difficult and/or more expensive, and we can not be assured that we will be able to obtain additional liquidity on reasonable terms, if at all.

Our cash and cash equivalents were $61.9 million and $73.2 million at March 31, 2020 and December 31, 2019, respectively. The $5.3 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers, which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically, the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source. The approximate cash, cash equivalents, short-term investments, and restricted cash balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 4, 2020 are presented in the table below:

Country/Region	Cash, Restricted Cash and ST investments
(In thousands)
India	$63,490
United States	20,090
Australia	6,487
Philippines	5,189
Canada	3,093
Singapore	3,105
Europe	2,140
Indonesia	1,973
Latin America	1,481
New Zealand	1,251
United Arab Emirates	286
Mauritius	13
Total	$108,598

Our current ratio increased to 1.71 at March 31, 2020 from 1.55 at December 31, 2019 and our working capital position increased to $132.0 million at March 31, 2020 from $129.0 million at the end of 2019.

Business Combinations
The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
During the three months ending March 31, 2020, the Company made no business acquisitions.
During the twelve months ended December 31, 2019, the Company completed three business acquisitions, as follows:
Effective August 23, 2019, Ebix acquired Canada based Wallstreet Canada foreign exchange and outward remittance markets for approximately $2.1 million of upfront consideration plus net working capital. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
Effective January 1, 2019, Ebix acquired the assets of India based Essel Forex, for approximately $8.7 million, plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash, using its internal cash reserves. Essel Forex is a large provider of foreign exchange services in India with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for corporate clients. The earn out period expired on December 31, 2019 and the acquired business did not meet the requisite revenue target, so no earnout payment was due or paid.
Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. The Company has determined that the fair value of the contingent earn-out consideration is $1.4 million as of March 31, 2020.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, of the Notes to the Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2020, the total of these contingent liabilities was $9.5 million, of which $1.4 million is reported in long-term liabilities, and $8.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities, and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Yatra Merger Agreement

As previously disclosed, on July 16 2019, the Company entered into a Merger Agreement with Yatra Online, Inc., a Cayman Islands exempted company limited by shares (“Yatra”), and EbixCash Travels Inc., a Cayman Islands exempted company limited by shares and wholly-owned subsidiary of Ebix (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Yatra, with Yatra surviving as a wholly-owned subsidiary of Ebix. The Merger Agreement contains certain termination rights for Ebix and Yatra, including, among others, the right of either party to terminate the Merger Agreement if the Merger has not been consummated on or prior to the previously extended date (Outside Date) of May 4, 2020, and such Outside Date has not been further extended.
Operating Activities
Net cash provided by our operating activities was $29.6 million for the three months ended March 31, 2020. The primary components of the cash provided by our operating activities during the three-month period consisted of net income of $24.7 million, net of ($419) thousand of unrealized foreign currency exchange gains, $3.6 million of depreciation and amortization, ($278) thousand of net loss attributable to a non-controlling interest, $1.1 million of non-cash share-based compensation, $1.8 million of right-of-use assets amortization, $833 thousand of amortization of capitalized software development costs and ($1.8) million of working capital requirements primarily due to decreased accounts payable and accrued expenses. During the three months ended March 31, 2020, the Company made $1.1 million of tax payments.

Net cash provided by our operating activities was $21.0 million for the three months ended March 31, 2019. The primary components of the cash provided by our operating activities during the three-month period consisted of net income of $25.7 million, net of $313 thousand of unrealized foreign currency exchange gains, $4.1 million of depreciation and amortization, ($667) thousand of net income attributable to a non-controlling interest, $576 thousand of non-cash share-based compensation, $1.7 million of right-of-use assets amortization, and $596 thousand of amortization of capitalized software development costs and $4.2 million of working capital requirements, primarily due to a $19.7 million accrual for a securities litigation settlement and decreased outstanding trade accounts receivable and other assets. Partially offsetting this net cash inflow was $15.4 million of non-cash gains recognized upon the reduction in acquisition earnout contingent liabilities. During the three months ended March 31, 2019, the Company made $4.1 million of tax payments.

Investing Activities

Net cash used for investing activities during the three months ended March 31, 2020 was $9.6 million, and consisted primarily of $1.9 million used for acquisition-related payments for acquisitions consummated in prior periods, $2.1 million for software development costs that were capitalized, $557 thousand for capital expenditures, and increases in marketable securities of $5.1 million (specifically bank certificates of deposit).
Net cash used for investing activities during the three months ended March 31, 2019 was $87.0 million, and consisted primarily of $90.4 million used for acquisition activity, including the Weizmann, Zillious and Essel acquisitions, $4.9 million expended to reacquire Paul Merchants 10% equity interest in Ebix’s combined international remittance business in India, $1.8 million for capital expenditures, and $1.7 million for software development costs that were capitalized. Partially offsetting these outflows was $11.8 million from the net maturities of marketable securities (specifically bank certificates of deposit).

Financing Activities
During the three months ended March 31, 2020, net cash used by financing activities was $32.2 million, which consisted primarily of a $24.7 million reduction in EbixCash working capital facilities in India, $3.8 million used to make scheduled payments on the existing term loan and $2.3 million of quarterly dividends to our common stockholders.

During the three months ended March 31, 2019, net cash provided by financing activities was $14.1 million, which consisted primarily of a $13.5 million increase in the Company’s revolving credit facility, a $15.6 million increase in the EbixCash working capital facility in India, and $2.9 million in net proceeds from short term third-party loans in the EbixCash operations, offset, in part, by $11.0 million used to repurchase shares of our common stock, $3.8 million used to make scheduled payments on the existing term loan, and $2.3 million used to pay quarterly dividends to our common stockholders.

Commercial Bank Financing Facility

On March 30, 2020, the Company and certain of its subsidiaries entered into the Waiver related to the Credit Facility. The Waiver provides that so long as the Company’s leverage ratio is below 5.0 to 1.0 for the Company’s fiscal quarter ending March 31, 2020 pursuant to the terms of its compliance certificate required by the Credit Facility, the existing leverage ratio requirement of 3.50 to 1.0 will be waived.

On September 27, 2019, the Company and certain of its subsidiaries entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement which amended the definitions of “Consolidated EBITDA" to add back the derivative legal settlement, “Indebtedness” to disqualify equity interests to be issued regarding the Yatra Online acquisition, and modified the maximum consolidated net debt leverage ratio allowed.

At March 31, 2020, the outstanding balance on the revolving line of credit under the Credit Agreement was $438.0 million and the facility carried an interest rate of 4.13%. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $438.0 million and $438.0 million, respectively.

At March 31, 2020, the outstanding balance on the term loan was $272.4 million, of which $22.6 million is due within the next twelve months. $3.8 million of scheduled amortization payments were made during the three months ended March 31, 2020. This term loan also carried an interest rate of 4.13%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $249.8 million, respectively, at March 31, 2020.

Contractual Obligations
For a presentation regarding material changes outside the ordinary course of business to the Company's contractual obligations please refer to Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We do not engage in off balance sheet financing arrangements.
Recent Accounting Pronouncements
For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2019 Form 10-K.
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
COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments, or to revise the carrying value of our assets or liabilities. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact to our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our financial statements.
Revenue Recognition
The Company derives its revenues primarily from software subscription and transaction fees, software license fees, financial transaction fees, risk compliance solution services fees, and professional service fees, including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
EbixCash Exchanges ("EbixCash")

EbixCash revenues are primarily derived from consideration paid by customers for financial transaction (foreign exchange, remittance, other payment solutions) and travel transaction services. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

EbixCash also offers several other services, including payment services and ticketing and travel services, for which revenue is impacted by various factors. EbixCash acts as the principal in most transactions and reports revenue on a gross basis, as EbixCash controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

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

EbixCash Travel revenue for its corporate MICE (Meetings, Incentives, Conferences, and Exhibitions) packages is recognized at full purchase value at the completion of the obligation with the corresponding costs recorded under direct expenses. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

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

Foreign Exchange and Payment Services

For EbixCash’s foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with EbixCash to provide payment services on the customer’s behalf. In the majority of EbixCash’s foreign exchange and payment services transactions, EbixCash makes payments to the recipient to satisfy its performance obligation to the customer, and, therefore, EbixCash recognizes revenue on foreign exchange and payment when this performance obligation has been fulfilled.

Consumer Payment Services

EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether or not the service is offered to all consumers, 3) whether the service is restricted to existing biller relationship of EbixCash, and 4) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service, collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and, thus, simplifying the billers’ collection efforts. EbixCash’s revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

Gift Cards

EbixCash resells gift cards to consumers that can be later redeemed at various merchants. Gift cards are recorded as inventory until sold to the consumer. Gift card revenue is recognized at full purchase value at the time of sale with the corresponding cost of vouchers recorded as cost of services provided.

EbixCash Technology Services

EbixCash also offers on-demand technology to various providers in the area of lending, wealth & asset management, travel and logistics across the world.

Insurance Exchanges

Insurance Exchanges revenues are primarily derived from consideration paid by customers related to our SaaS platforms, related services and the licensing of software. A typical contract for our SaaS platform will also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Set-up and customization services related to our SaaS platforms are not considered to be distinct from the usage fees associated with the SaaS platform and, accordingly, are accounted for as a single performance obligation. These services, along with the usage or transaction fees, are recognized over the contract duration, which considers the significance of the upfront fees in the context of the contract and which may, therefore, exceed the initial contracted term. A customer's transaction volume tends to remain fairly consistent during the contract period without significant fluctuations. The invoiced amount is a reasonable approximation of the revenue that would be allocated to the related period under the variable consideration guidelines in ASC 606-10-32-40. To the extent that a SaaS contract includes subscription services or professional services, apart from the upfront customization, these are considered separate performance obligations. We also have separate software licensing (on premise/perpetual), unrelated to our SasS platforms, which is recognized at a point in time when the license is transferred to the customer.
Contracts generally do not contain a right of return or refund provisions. Our contracts often do contain overage fees, contingent fees, or service level penalties that are accounted for as variable consideration. Revenue accounted for as variable consideration is recognized using the “right to invoice” practical expedient when the invoiced amount equals the value provided to the customer.
Software-as-a-Service ("SaaS")

The Company allocates the transaction price to each distinct performance obligation using the relative stand-alone selling price. Determining the stand-alone selling price may require significant judgement. The stand-alone selling price is the price at which an entity has sold or would sell a promised good or service separately to a customer. The Company determines the stand-alone selling price based on the observable price of products or services sold separately in comparable circumstances, when such observable prices are available. When standalone selling price is not directly observable, the Company estimates the stand-alone selling price using the market assessment approach by considering historical pricing and other market factors.

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

Transaction Fees

Transaction revenue is comprised of fees applied to the volume of transactions that are processed through our SaaS platforms. These fees are typically based on a per-transaction rate and are invoiced for the same period in which the transactions were processed and as the performance obligation is satisfied. The amount invoiced generally equals the value provided to the customer, and revenue is typically recognized when invoiced using the as-invoiced practical expedient.

Professional Services

Professional service revenue primarily consists of fees for setup, customization, training, or consulting. Professional service fees are generally on either a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized as such services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date. Professional services, particularly related to SaaS platforms, may have significant dependencies on the related licensed software and may not be considered a distinct performance obligation.

Risk Compliance Services ("RCS")

RCS revenues consist of two revenue streams - Certificates of Insurance (COI) and Consulting Services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These are transaction-based revenues. Consulting Services revenues are driven by distinct consulting service engagements rendered to customers, for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

The Company provides services to issue and track certificates of insurance in the United States and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

Consulting Services

The Company provides consulting services to clients around the world for project management and development. Consulting services fees are generally on either a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized using an output method as the services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date.
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
Foreign Currency Matters
The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore, because both the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries are in support of the Company's operating divisions across the world, which are primarily transacted in U.S. Dollars.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The  Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2020 and 2019, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(49.8) million and $3.5 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $3.4 million and $6.9 million for the three months ended March 31, 2020 and 2019, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2020, the Company had $713.3 million of outstanding debt obligations, which consisted of a $272.4 million term loan, a $438.0 million balance on our commercial banking revolving line of credit, and a $1.8 million note due to IHC by the EbixHealth JV, and $1.1 million of debt pertaining to EbixCash. The Company's revolving line of credit carries a leverage-based LIBOR related interest rate, and stood at 4.13% at March 31, 2020. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.1 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the three months ended March 31, 2020 were $98.4 million and its existing cash balances as of March 31, 2020 were $61.9 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $104 thousand and $121 thousand for the three months ended March 31, 2020 and 2019, respectively.
There were no other material changes to our market risk exposure during the three months ended March 31, 2020 and 2019. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2019 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2020. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.

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

The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020 which could materially affect the Company's business, financial condition or future results. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2019 Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our 2019 Form 10-K.

COVID-19 has disrupted, and may continue to disrupt, our business and financial performance.

The outbreak of COVID-19 in multiple countries across the globe, including North America, Europe and Asia, has adversely impacted the U.S. and global economy. We have experienced disruptions to our business thus far from COVID-19, and the pandemic continues to spread in most of our markets. Governmental authorities are taking increasingly severe countermeasures to slow the outbreak, including a number of shelter-in-place orders and large-scale restrictions on travel. The pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate with any certainty the length, scope or severity of such restrictions in each of the jurisdictions that we operate.

The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration and severity of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, the length of time it takes for normal economic and operating conditions to resume, and other unintended consequences. This impact could include, but is not limited to, the following:

•
changes in our revenues and customer demand: Our revenues and profitability have been materially impacted during the first fiscal quarter of 2020 and in the second fiscal quarter of 2020 to date compared to the prior year periods, and we expect they will continue to be materially adversely affected, particularly as a large percentage of EbixCash's revenue is derived from travel-related services.

•
our workforce: The COVID-19 outbreak has also caused us to reduce and furlough employees in order to right size our EbixCash business. These actions could create risks, including but not limited to, our ability to manage the size of our workforce given uncertain future demand.

Our business, particularly EbixCash, is generally subject to and impacted by, international, national and local economic conditions and travel demands. We do not expect economic and operating conditions for EbixCash to improve until consumers are once again able and fully willing to travel.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, each of which would adversely impact our business and results of operations. To the extent that the COVID-19 outbreak continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified below and in the “Risk Factors” section of our 2019 10-K.

We may not realize any or all of our estimated cost savings, which may have a negative effect on our results of operations.

We have identified several areas that present opportunities for cost savings and efficiencies to potentially improve our results of operations while our business is being impacted by the COVID-19 crisis, including improved working capital management primarily though a reduction in staffing, compensation, and other discretionary expenses. The potential cost savings that have been estimated based on these opportunities are based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance that the expected results will be achieved. These and any future spend reductions, if any, may also negatively impact our other initiatives or our efforts to grow our business in a recovery, which may negatively impact our future results of operations and increase the burden on existing management, systems and resources.

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets related to Covid-19.

We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill and indefinite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets related to the disruption of business caused by COVID-19, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

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

There were no share repurchases during the first quarter of the fiscal period ended March 31, 2020, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million.

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

10.1*
Waiver agreement dated March 30, 2020 A to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto

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

Ebix, Inc.
Date:	May 11, 2020	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)