Form 10-Q
period 2020-06-30
EBIX INC
filed 2020-08-07
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2020 the number of shares of common stock outstanding was 30,526,202.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenue	$111,312	$144,275	$249,188	$287,199

Operating expenses:
Cost of services provided	49,093	50,954	106,550	96,883
Product development	8,338	11,397	17,755	22,639
Sales and marketing	3,458	4,493	7,262	10,614
General and administrative, net	15,464	32,866	44,708	54,310
Amortization and depreciation	3,109	3,283	6,750	7,340
Total operating expenses	79,462	102,993	183,025	191,786

Operating income	31,850	41,282	66,163	95,413
Interest income	29	129	83	479
Interest expense	(7,147)	(11,763)	(16,384)	(21,581)
Non-operating (loss) income	118	(11)	99	(8)
Non-operating expense - litigation settlement	—	(688)	—	(21,140)
Foreign currency exchange gain	91	401	709	146
Income before income taxes	24,941	29,350	50,670	53,309
Income tax (expense) benefit	(1,677)	(1,004)	(2,961)	80
Net income including noncontrolling interest	23,264	28,346	47,709	53,389
Net loss attributable to noncontrolling interest	(211)	(505)	(489)	(1,172)
Net income attributable to Ebix, Inc.	$23,475	$28,851	$48,198	$54,561

Basic earnings per common share attributable to Ebix, Inc.	$0.77	$0.95	$1.58	$1.79

Diluted earnings per common share attributable to Ebix, Inc.	$0.76	$0.94	$1.57	$1.78

Basic weighted average shares outstanding	30,504	30,528	30,490	30,526

Diluted weighted average shares outstanding	30,708	30,668	30,696	30,636

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income including noncontrolling interest	$23,264	$28,346	$47,709	$53,389
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,277)	4,411	(54,071)	7,893
Total other comprehensive (loss) income	(4,277)	4,411	(54,071)	7,893
Comprehensive income	18,987	32,757	(6,362)	61,282
Comprehensive loss attributable to noncontrolling interest	(211)	(505)	(489)	(1,172)
Comprehensive income (loss) attributable to Ebix, Inc.	$19,198	$33,262	$(5,873)	$62,454

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$77,315	$73,228
Receivables from service providers	13,226	25,607
Short-term investments	31,357	4,443
Restricted cash	7,883	35,051
Fiduciary funds - restricted	4,500	4,966
Trade accounts receivable, less allowances of $20,634 and $21,696, respectively	129,768	153,565
Other current assets	63,880	67,074
Total current assets	327,929	363,934

Property and equipment, net	48,310	48,421
Right-of-use assets	14,747	19,544
Goodwill	925,355	952,404
Intangibles, net	40,560	46,955
Indefinite-lived intangibles	42,055	42,055
Capitalized software development costs, net	19,732	19,183
Deferred tax asset, net	66,605	69,227
Other assets	30,683	29,896
Total assets	$1,515,976	$1,591,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$69,903	$84,735
Payables to service agents	4,394	12,196
Accrued payroll and related benefits	10,789	8,755
Working capital facility	7,615	28,352
Fiduciary funds - restricted	4,500	4,966
Short-term debt	984	1,167
Contingent liability for accrued earn-out acquisition consideration	6,122	8,621
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $920 and $575, respectively	23,620	22,091
Contract liabilities	29,013	28,712
Lease liability	4,739	5,955
Other current liabilities	36,308	29,335
Total current liabilities	197,987	234,885

Revolving line of credit	439,402	438,037
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $1,524 and $1,534, respectively	243,074	254,467
Contingent liability for accrued earn-out acquisition consideration	—	1,474
Contract liabilities	7,334	8,541
Lease liability	9,829	13,196
Deferred tax liability, net	1,235	1,235
Other liabilities	27,589	40,339

Total liabilities	926,450	992,174

Commitments and Contingencies (see Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at June 30, 2020 and no shares authorized, issue and outstanding at December 31, 2019	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,507,903 issued and outstanding, at June 30, 2020, and 30,492,044 issued and outstanding at December 31, 2019	3,051	3,049
Additional paid-in capital	9,335	6,960
Retained earnings	660,767	618,503
Accumulated other comprehensive loss	(132,469)	(78,398)
Total Ebix, Inc. stockholders’ equity	540,684	550,114
Noncontrolling interest	48,842	49,331
Total stockholders’ equity	589,526	599,445
Total liabilities and stockholders’ equity	$1,515,976	$1,591,619

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2020	30,475,994	$3,048	$8,211	$639,596	$(128,192)	$49,053	$571,716
Net income attributable to Ebix, Inc.	—	—	—	23,475	—	—	23,475
Net loss attributable to noncontrolling interest	—	—	—	—	—	(211)	(211)
Cumulative translation adjustment	—	—	—	—	(4,277)	—	(4,277)
Vesting of restricted stock	31,909	3	(3)	—	—	—	—
Share based compensation	—	—	1,127	—	—	—	1,127
Common stock dividends paid, $0.075 per share	—	—	—	(2,304)	—	—	(2,304)
Balance, June 30, 2020	30,507,903	$3,051	$9,335	$660,767	$(132,469)	$48,842	$589,526

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2020	30,492,044	$3,049	$6,960	$618,503	$(78,398)	$49,331	$599,445
Net income attributable to Ebix, Inc.	—	—	—	48,198	—	—	48,198
Net loss attributable to noncontrolling interest	—	—	—	—	—	(489)	(489)
Cumulative translation adjustment	—	—	—	—	(54,071)	—	(54,071)
Vesting of restricted stock	41,385	4	(4)	—	—	—	—
Exercise of stock options	30,000	3	633	—	—	—	636
Share based compensation	—	—	2,253	—	—	—	2,253
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(55,526)	(5)	(507)	(1,329)	—	—	(1,841)
Common stock dividends paid, $0.15 per share	—	—	—	(4,605)	—	—	(4,605)
Balance, June 30, 2020	30,507,903	$3,051	$9,335	$660,767	$(132,469)	$48,842	$589,526

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2019	30,523,756	$3,052	$4,350	$556,364	$(59,895)	$65,177	$569,048
Net income attributable to Ebix, Inc.	—	—	—	28,851	—	—	28,851
Net loss attributable to noncontrolling interest	—	—	—	—	—	(505)	(505)
Cumulative translation adjustment	—	—	—	—	4,411	—	4,411
Vesting of restricted stock	6,204	1	(1)	—	—	—	—
Share based compensation	—	—	846	—	—	—	846
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(120)	—	(6)	—	—	—	(6)
Noncontrolling interest	—	—	—	—	—	(12,790)	(12,790)
Common stock dividends paid, $0.075 per share	—	—	—	(2,302)	—	—	(2,302)
Balance, June 30, 2019	30,529,840	$3,053	$5,189	$582,913	$(55,484)	$51,882	$587,553

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2019	30,567,725	$3,057	$3,397	$535,118	$(63,377)	$66,242	$544,437
Net income attributable to Ebix, Inc.	—	—	—	54,561	—	—	54,561
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,172)	(1,172)
Cumulative translation adjustment	—	—	—	—	7,893	—	7,893
Repurchase and retirement of common stock	(50,000)	(5)	—	(2,167)	—	—	(2,172)
Vesting of restricted stock	12,586	1	(1)	—	—	—	—
Share based compensation	—	—	1,422	—	—	—	1,422
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(471)	—	(27)	—	—	—	(27)
Noncontrolling interest	—	—	398	—	—	(13,188)	(12,790)
Common stock dividends paid, $0.15 per share	—	—	—	(4,599)	—	—	(4,599)
Balance, June 30, 2019	30,529,840	$3,053	$5,189	$582,913	$(55,484)	$51,882	$587,553

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$48,198	$54,561
Net loss attributable to noncontrolling interest	(489)	(1,172)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	6,750	7,340
Provision (benefit) for deferred taxes	225	(5,374)
Share based compensation	2,253	1,422
Benefit for doubtful accounts	(50)	(1,310)
Amortization of right-of-use assets	3,257	3,517
Unrealized foreign exchange loss	—	81
Amortization of capitalized software development costs	1,670	1,243
Reduction of acquisition accruals	(3,308)	(17,124)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	14,190	(13,331)
Receivables from service providers	12,381	1,385
Payables to service agents	(7,802)	(5,588)
Other assets	(1,260)	(758)
Accounts payable and accrued expenses	(8,004)	(6,891)
Accrued payroll and related benefits	2,130	(1,808)
Contract liabilities	(306)	(6,192)
Lease liabilities	(3,008)	(3,460)
Reserve for uncertain income tax return positions	206	—
Other liabilities	(8,634)	6,618
Net cash provided by operating activities	58,399	13,159

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,170)	(103,084)
Cash paid to from Paul Merchants for 10% stake in MTSS combined business	—	(4,925)
Capitalized software development costs	(3,257)	(2,588)
(Purchases) maturities of marketable securities	(27,301)	14,488
Capital expenditures	(757)	(4,721)
Net cash used in investing activities	(36,485)	(100,830)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	1,364	13,500
Principal payments of term loan obligation	(9,414)	(7,532)
Repurchases of common stock	—	(10,972)
Proceeds from the exercise of stock options	636	—
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(1,841)	(27)
Dividend payments	(4,605)	(4,599)
Payments on short-term notes, net	—	5,081
Principal payments of debt obligations	(119)	(846)
(Payments) proceeds of working capital facility, net	(19,763)	56,891
Payments of financing lease obligations	(113)	(129)
Net cash (used) provided by financing activities	(33,855)	51,367
Effect of foreign exchange rates on cash	(10,030)	521
Net change in cash and cash equivalents, and restricted cash	(21,971)	(35,783)
Cash and cash equivalents, and restricted cash at the beginning of the period	111,369	149,681
Cash and cash equivalents, and restricted cash at the end of the period	$89,398	$113,898
Supplemental disclosures of cash flow information:
Interest paid	$15,434	$20,984
Income taxes paid	$2,096	$6,528
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

As of December 31, 2018 there were 200,000 shares totaling $8.8 million of share repurchases that were not settled until January 2019.

During the six months ended June 30, 2020, there were 55,526 shares, totaling $1.8 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, payment remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 66.4% and 68.3% of the Company’s total revenue for the six months ended June 30, 2020 and 2019, respectively.

Summary of Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2020. The condensed consolidated December 31, 2019 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassification - There were certain prior year amounts that have been reclassified to be consistent with current year presentation within our financial statements, specifically with respect to the presentation of receivables from service providers and payables to service agents.

Restricted Cash - The carrying value of our restricted cash in current assets was $7.9 million and $35.1 million at June 30, 2020 and December 31, 2019, respectively. The June 30, 2020 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to its India operations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position to the amounts shown in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$77,315	$82,522
Restricted cash	7,883	22,641
Restricted cash included in other long-term assets	4,200	8,735
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$89,398	$113,898

Advertising—Advertising costs amounted to $1.1 million and $2.6 million for the three and six month periods ended June 30, 2020, respectively, and $2.0 million and $5.6 million for three and six month periods ended June 30, 2019, respectively. The costs are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. The Company expenses advertising costs as incurred.
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

As of June 30, 2020, the Company had the following financial instruments to which it had to both consider fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at June 30, 2020 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit and term loan debt. The Company believes that the estimated fair value of such instruments at June 30, 2020 and December 31, 2019 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.

Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($242 thousand is recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	$31,599	$31,599	$—	$—
Mutual funds (recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	560	560	—	—
Total assets measured at fair value	$32,159	$32,159	$—	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$6,122	$—	$—	$6,122
Total liabilities measured at fair value	$6,122	$—	$—	$6,122

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the six months ended June 30, 2020, there were no transfers between fair value Levels 1, 2 or 3.

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
For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2020 and during the year ended December 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	June 30, 2020	December 31, 2019
	(In thousands)

Beginning balance	$10,095	$24,976

Total remeasurement adjustments:
Gains included in earnings **	(3,308)	(16,543)
Foreign currency translation adjustments ***	(665)	(260)

Acquisitions and settlements
Business acquisitions	—	1,922

Ending balance	$6,122	$10,095

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$(3,308)	$(16,543)

** recorded as a reduction to general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at June 30, 2020	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev and Miles acquisition)	$6,122	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, Miles, Zillious, and Essel acquisition)	$10,095	Discounted cash flow	Projected revenue and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts, as developed by the relevant members of Company's management team and the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earnout liabilities for purchased businesses. During 2019 and the six months ended June 30, 2020, certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously preliminary. In regards to one of the remaining contingent earn-out provisions, that being for the Miles acquisition, the estimated range of the annual anticipated revenues for the earnout period is approximately $24 million, and the probability range related to the achievement of the estimated revenue is 85% to 95%.
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
EbixCash Exchanges ("EbixCash")

EbixCash revenues are primarily derived from consideration paid by customers for financial transaction (foreign exchange, remittance, other payment solutions) and travel transaction services. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable. EbixCash also offers other services, including payment services and ticketing and travel services, for which revenue is impacted by various factors. EbixCash acts as the principal in most transactions and reports revenue on a gross basis, as EbixCash controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices. The main services from which EbixCash derives revenue are as follow:

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
Insurance Exchanges

Insurance Exchanges revenues are primarily derived from consideration paid by customers related to the Company's SaaS platforms, related services, and the licensing of software. A typical contract for a SaaS platform will also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Set-up and customization services related to SaaS platforms are not considered to be distinct from the usage fees associated with the SaaS platform and, accordingly, are accounted for as a single performance obligation. These services, along with the usage or transaction fees, are recognized over the contract duration, which considers the significance of the upfront fees in the context of the contract and which may, therefore, exceed the initial contracted term. A customer's transaction volume tends to remain fairly consistent during the contract period without significant fluctuations. The invoiced amount is a reasonable approximation of the revenue that would be allocated to the related period under the variable consideration guidelines in ASC 606-10-32-40. To the extent that a SaaS contract includes subscription services or professional services, apart from the upfront customization, these are considered separate performance obligations. The Company also has separate software licensing (on premise/perpetual), unrelated to the

SasS platforms, which is recognized at a point in time when the license is transferred to the customer.
Contracts generally do not contain a right of return or refund provisions. The contracts often do contain overage fees, contingent fees, or service level penalties that are accounted for as variable consideration. Revenue accounted for as variable consideration is recognized using the “right to invoice” practical expedient when the invoiced amount equals the value provided to the customer.
Software-as-a-Service ("SaaS")

The Company allocates the transaction price to each distinct performance obligation using the relative stand-alone selling price. Determining the stand-alone selling price may require significant judgment. The stand-alone selling price is the price at which an entity has sold or would sell a promised good or service separately to a customer. The Company determines the stand-alone selling price based on the observable price of products or services sold separately in comparable circumstances, when such observable prices are available. When standalone selling price is not directly observable, the Company estimates the stand-alone selling price using the market assessment approach by considering historical pricing and other market factors.

Software Licenses
Software license revenues attributable to a software license that is a separate performance obligation are recognized at the point in time that the customer obtains control of the license.
Subscription Services

Subscription services revenues are associated with performance obligations that are satisfied over specific time periods and primarily consist of post-contract support services. Revenue is generally recognized ratably over the contract term. The Company's subscription contracts are generally for an initial three-year period with subsequent one-year automatic renewals.

Transaction Fees

Transaction revenue is comprised of fees applied to the volume of transactions that are processed through SaaS platforms. These fees are typically based on a per-transaction rate and are invoiced for the same period in which the transactions were processed and as the performance obligation is satisfied. The amount invoiced generally equals the value provided to the customer, and revenue is typically recognized when invoiced using the as-invoiced practical expedient.

Professional Services

Professional service revenue primarily consists of fees for setup, customization, training, or consulting services. Professional service fees are generally on either a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized as such services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date. Professional services, particularly related to SaaS platforms, may have significant dependencies on the related licensed software and may not be considered a distinct performance obligation.

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

Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2020	2019	2020	2019
	(In thousands)
India*	$52,635	$73,909	$126,550	$146,817
United States	41,714	45,068	83,626	91,143
Australia	7,399	8,730	15,585	17,355
Latin America	3,577	4,974	7,814	8,996
Europe	3,249	3,634	6,530	7,421
Indonesia*	179	2,627	2,321	5,172
Singapore*	795	2,015	2,048	4,144
Philippines*	253	1,347	1,529	2,497
Canada	1,119	1,258	2,233	2,309
New Zealand	382	488	818	1,010
United Arab Emirates*	10	225	134	335
	$111,312	$144,275	$249,188	$287,199

*Primarily India led businesses for which total revenue was $53.2 million and $131.1 million for the three months and six months ended June 30, 2020, respectively, and $78.9 million and $156.7 million in the three months and six months ended June 30, 2019, respectively.

The Company’s revenues are derived from three product/service channels: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions ("RCS").
Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
EbixCash Exchanges	53,240	78,948	$131,095	$156,685
Insurance Exchanges	42,959	46,593	86,960	94,608
Risk Compliance Solutions	15,113	18,734	31,133	35,906
Totals	$111,312	$144,275	$249,188	$287,199

Costs to Obtain and Fulfill a Contract
The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At June 30, 2020 and December 31, 2019, the Company had $681 thousand and $734 thousand, respectively, of contract costs in “Other current assets” and $1.0 million and $1.2 million, respectively, in “Other assets” on the Company's Condensed Consolidated Balance Sheets.

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,897	$2,238
Costs recognized from the beginning balance	(400)	(708)
Additions, net of costs recognized	217	367
Balance, end of period	$1,714	$1,897

Contract Liabilities
Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $6.9 million and $6.4 million of contract liabilities were included in billed accounts receivable as of June 30, 2020 and December 31, 2019, respectively.
The Company records contract liabilities when it receives payments or invoices in advance of the performance of services. A significant portion of this balance relates to contracts where the customer has paid in advance for the use of the Company's SaaS platforms over a specified period of time. These advanced payments are recognized as the related performance obligation is fulfilled (generally less than one year). Part of the Company's performance obligation for these contracts consists of the requirement to provide customers with continued access to, and use of the SaaS platforms and associated customizations. Without continued access to the SaaS platform, the customizations have no separate benefit to the customer. Customers simultaneously receive and consume the benefits as we provide access over time. The remaining portion of the contract liabilities balance consists primarily of customer-specific customizations that are not distinct from related performance obligations that transfer over time. This portion is recognized over the expected useful life of the customizations.

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Balance, beginning of period	$37,253	$44,660
Revenue recognized from beginning balance	(19,040)	(31,507)
Additions from business acquisitions	—	769
Additions, net of revenue recognized and currency translation	18,134	23,331
Balance, end of period	$36,347	$37,253

Accounts Receivable and the Allowance for Doubtful Accounts—As of June 30, 2020, reported accounts receivable of $129.8 million (net of $20.6 million allowance for doubtful accounts receivable) includes $36.0 million of contract assets. As of December 31, 2019, reported accounts receivable of $153.6 million (net of $21.7 million allowance for doubtful accounts receivable) includes $35.3 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. The Company recognized bad debt (benefit) provision for doubtful accounts in the amount of $568 thousand and $(50) thousand for the three and six month periods ended June 30, 2020, respectively, and $(1.4) million and $(1.3) million for the three and six month periods ended June 30, 2019, respectively. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
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

We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments have occurred nor recognized in 2019 or through June 30, 2020.

The Company has considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one operating and reportable segment and one reporting unit.

The Company’s indefinite-lived assets are primarily associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using the Company's property and casualty ("P&C") data exchange and with certain large corporate customers using the Company's client relationship management (“CRM”) platform in the United States. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually and tested on an interim basis if a triggering event has occurred.

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
During the three months ended June 30, 2020, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $4.3 million, of which $5.4 million was caused by the 0.6% weakening of the Indian rupee.

During the six months ended June 30, 2020, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $54.1 million, of which $46.1 million was caused by the 5.3% weakening of the Indian rupee.
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
In June 2016, the FASB issued ASU 2013-13. Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2013-13 has not had a material impact on the Company’s operations. The Company continues to periodically assess the impact of this new pronouncement on its ongoing operations.

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$23,475	$28,851	$48,198	$54,561
Basic weighted average shares outstanding	30,504	30,528	30,490	30,526
Dilutive effect of stock options and restricted stock awards	204	140	206	110
Diluted weighted average shares outstanding	30,708	30,668	30,696	30,636
Basic earnings per common share	$0.77	$0.95	$1.58	$1.79
Diluted earnings per common share	$0.76	$0.94	$1.57	$1.78

For the three and six months ended June 30, 2020 and 2019 there were 181,875 and 72,000, respectively, of potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive.

Note 3: Business Combinations
    The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
During the six months ending June 30, 2020, the Company completed one business acquisition.
Effective May 4, 2020, Ebix acquired India-based Trimax IT Infrastructure & Services Ltd ("Trimax") which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider for approximately $9.9 million of upfront consideration. As of June 30, 2020, $6.6 million of the upfront consideration remained unfunded, but the proceeds of which are set aside in a fixed deposit account pending transfer to the bankruptcy court. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

During the twelve months ended December 31, 2019, the Company completed three business acquisitions, as follows:
Effective August 23, 2019, Ebix acquired Canada based Wall Street Finance (Canada) Ltd. ("Wallstreet Canada") foreign exchange and outward remittance markets for approximately $2.1 million of upfront consideration plus net working capital.
Effective January 1, 2019, Ebix acquired the assets of India based Essel Forex Limited ("Essel Forex"), for approximately $8.7 million, plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash using its internal cash reserves. Essel Forex is a large provider of foreign exchange services in India with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for corporate clients. The earn-out period expired on December 31, 2019 and the acquired business did not meet the requisite revenue target, so no earnout payment was due or paid.
Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious Solutions Private Limited ("Zillious") for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed-upon milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. The Company has determined that the fair value of the contingent earn-out consideration is zero as of June 30, 2020.
    A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn- out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three and six months ended June 30, 2020, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $3.3 million. During the three and six month periods ended June 30, 2019, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by and $1.7 million and $17.1 million, respectively. These adjustments were due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels, with the offset being a reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of June 30, 2020, the total of these contingent liabilities was $6.1 million, of which zero is reported in long-term liabilities and $6.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

In the table below the aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions that have an impact on the financial results for the six months ended June 30, 2020 and June 30, 2019, which includes the acquisitions of Zillious (acquired January 2019), Essel (acquired January 2019), Wallstreet Canada (acquired August 2019), and Trimax (acquired May 2020) and is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2020 and 2019 pro forma financial information below assumes that all business acquisitions made during this period were made on January 1, 2019, whereas the Company's reported financial statements for the six months ended June 30, 2020 and 2019 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		SixMonths Ended June 30, 2019
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)
	(In thousands, except per share data)
Revenue	$111,312	$112,018	$144,275	$148,169	$249,188	$253,766	$287,199	297,334
Net Income attributable to Ebix, Inc.	$23,475	$22,354	$28,851	$24,233	$48,198	$42,128	$54,561	43,791
Basic EPS	$0.77	$0.73	$0.95	$0.79	$1.58	$1.38	$1.79	1.43
Diluted EPS	$0.76	$0.73	$0.94	$0.79	$1.57	$1.37	$1.78	1.43

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

•
The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During the three and six months ending June 30, 2020, the change in foreign currency exchange rates decreased consolidated operating revenues by $6.1 million and $9.8 million, respectively.

Note 4: Debt

On May 7, 2020, Ebix entered into the Tenth Amendment (the “Amendment”) to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions Bank as Administrative and Collateral Agent (“Regions”) and certain other lenders party thereto (as amended, the “Credit Agreement”). The Amendment provides for, among other things, increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.

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

At June 30, 2020, the Company's Condensed Consolidated Balance Sheets include $6.1 million of remaining deferred financing costs in connection with this Credit Agreement, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.6 million pertains to the revolving line of credit component of the Credit Agreement, and $2.5 million pertains to the term loan component of the Credit Agreement, of which $920 thousand is netted against the current portion and $1.5 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets. At December 31, 2019, the Company's Condensed Consolidated Balance Sheets included $5.2 million of remaining deferred financing costs with $3.1 million pertaining to the revolving line of credit component of the Credit Agreement, and $2.1 million pertaining to the term loan component of the Credit Agreement, of which $575 thousand was netted against the current portion and $1.5 million was netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets.

At June 30, 2020, the outstanding balance on the revolving line of credit under the Credit Agreement was $439.4 million and the facility carried an interest rate of 3.50%. During the three and six months ended June 30, 2020, the Company drew $1.4 million from its revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2020, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $438.5 million, respectively. At December 31, 2019, the outstanding balance on the revolving line of credit with Regions was $438.0 million and the facility carried an interest rate of 4.25%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2019, the average and maximum outstanding balances on the revolving line of credit were $437.2 million and $438.0 million, respectively.

At June 30, 2020, the outstanding balance on the term loan was $266.8 million, of which $22.6 million is due within the next twelve months. $5.6 million and $9.4 million of scheduled amortization payments were made during the three and six months ended June 30, 2020, respectively. This term loan also carried an interest rate of 3.50% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $244.2 million, respectively at June 30, 2020. At December 31, 2019, the outstanding balance on the term loan was $276.2 million, of which $20.7 million was due within twelve months. This term loan also carried an interest rate of 4.25%.

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

As of June 30, 2020 and December 31, 2019, the total of these working capital facilities was $7.6 million and $28.4 million, respectively, and is included in current liabilities in the Company's Condensed Consolidated Balance Sheets.

Note 5: Commitments and Contingencies
Contingencies— On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement.  On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement").  On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint").  The Complaint alleges that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement.  The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs.  Ebix and Merger Sub deny any liability and intend to defend the action vigorously. The likelihood of an unfavorable outcome for this matter is not estimable.
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

Business Acquisition Earn-Out Contingencies—A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP- recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target, with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of June 30, 2020, the total of these contingent liabilities was $6.1 million, of which zero is reported in long-term liabilities, and $6.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities, and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Note 6: Income Taxes
The Company recorded net income tax expense of $1.7 million (6.72%) and $3.0 million (5.84%) during the three and six months ended June 30, 2020, respectively, which included discrete items. Tax expense of $237 thousand and $473 thousand resulted from certain discrete items related to stock compensation and uncertain tax positions during the three and six months ended June 30, 2020, respectively. The income tax expense, exclusive of discrete items, was $1.4 million (5.77%) and $2.5 million (4.91%) during the three and six months ended June 30, 2020, respectively. The Company expects its full year effective tax rate to be in the range of 5% to 6%.
     As of June 30, 2020 and December 31, 2019 a liability of $9.4 million and $9.2 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheets. The Company increased this liability reserve during the three and six months ended June 30, 2020 by $137 thousand and $206 thousand, respectively, and zero for the three and six month periods ended June 30, 2019. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

The following enterprise-wide information relates to the Company's geographic locations, with almost all geographies being impacted by the COVID-19 pandemic:

	Six Months Ended	As of	Six Months Ended	As of
	June 30, 2020	June 30, 2020	June 30, 2019	December 31, 2019
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$126,550	$671,994	$146,817	$700,986
United States	83,626	392,070	91,143	395,225
Australia	15,585	3,194	17,355	3,541
Latin America	7,814	13,056	8,996	17,176
Europe	6,530	22,017	7,421	24,508
Indonesia*	2,321	164	5,172	117
Singapore*	2,048	18,099	4,144	18,282
Philippines*	1,529	688	2,497	729
Canada	2,233	6,552	2,309	7,012
New Zealand	818	499	1,010	578
United Arab Emirates*	134	59,714	335	59,531
	$249,188	$1,188,047	$287,199	$1,227,685

*Primarily India led businesses for which total revenue was $53.2 million and $131.1 million for the three months and six months ended June 30, 2020, respectively, and $78.9 million and $156.7 million in the three months and six months ended June 30, 2019, respectively.

Note 8: Investment in Joint Ventures

Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three and six months ended June 30, 2020 the Ebix Vayam Limited JV recognized $152 thousand and $397 thousand of revenue from Vayam, respectively. During the three and six months ended June 30, 2019 the Ebix Vayam Limited JV recognized $159 thousand and $246 thousand of revenue from Vayam, respectively. As of June 30, 2020, the Ebix Vayam Limited JV had $20.5 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $11.3 million. As of December 31, 2019, the Ebix Vayam Limited JV had $22.8 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $12.1 million.

Effective September 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was established to promote and market an administrative data exchange for health and pet insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of the EbixHealth JV, and during the three and six months ended June 30, 2020 the EbixHealth JV recognized $487 thousand and $1.0 million, respectively, of revenue from IHC. During the three and six months ended June 30, 2019 the EbixHealth JV recognized $773 thousand and $1.5 million, respectively, of revenue from IHC. As of June 30, 2020 and December 31, 2019, the EbixHealth JV had $222 thousand and $335 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and six months ended June 30, 2020 the Company recognized $42 thousand and $71 thousand revenue from IHC, respectively. During the three and six months ended June 30, 2019 the Company recognized $20 thousand and $39 thousand revenue from IHC, respectively. As of June 30, 2020 and December 31, 2019, IHC had $17 thousand and $8 thousand of accounts receivable with Ebix. The EbixHealth JV has a $1.8 million note due to IHC. Additionally, based on the final purchase price allocation valuation report for the EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, an indefinite-lived customer relationship, and is recorded at a value of $11.2 million.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
Changes in the carrying amount of goodwill for the six months ended June 30, 2020 and the year ended December 31, 2019 are reflected in the following table.

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Beginning Balance	$952,404	$946,685
Additions	7,563	17,931
Purchase accounting adjustments	46	741
Foreign currency translation adjustments	(34,658)	(12,953)
Ending Balance	$925,355	$952,404

The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$81,117	$83,012
Developed technology	19,578	19,979
Dealer network	6,450	6,726
Airport contracts	4,387	4,635
Trademarks	2,662	2,689
Store networks	2,367	2,500
Brand	869	918
Non-compete agreements	752	764
Database	212	212
Backlog	140	140
Total intangibles	118,534	121,575
Accumulated amortization	(77,974)	(74,620)
Finite-lived intangibles, net	$40,560	$46,955

Indefinite-lived intangibles:
Customer/territorial relationships	$42,055	$42,055
Amortization expense recognized in connection with acquired intangible assets was $2.2 million and $4.7 million for the three and six month periods ended June 30, 2020, respectively and $2.2 million and $5.2 million for the three and six month periods ended June 30, 2019.

Note 10: Capitalized Software Development Costs

In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company capitalizes certain qualifying software and product related development costs associated with the Company’s continuing medical education service offerings, development of the Property and Casualty underwriting insurance data exchange platform servicing the London markets, development of EbixCash’s SaaS-based Asset Management and Collection platforms, development of EbixCash’s single sign on agent and customer portal (including mobile application) and content development work related to the E-Learning business of EbixCash. During the three and six months ended June 30, 2020 the Company capitalized $1.2 million and $3.3 million, respectively, and $848 thousand and $2.6 million for the three and six month periods ended June 30, 2019, respectively, of such development costs. At June 30, 2020 and December 31, 2019, a total of $19.7 million and $19.2 million of remaining unamortized development costs are reported on the Company’s Condensed Consolidated Balance Sheets, respectively.

During the three months ended June 30, 2020 and 2019, the Company recognized $837 thousand and $647 thousand, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2020, the Company recognized $837 thousand and $1.7 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s Condensed Consolidated Statements of Income. During the three and six month periods ended June 30, 2019, related amortization expense was $647 thousand and $1.2 million, respectively. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products are being amortized over a period of five years as and when the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

Other current assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Prepaid expenses	$47,947	$51,021
Sales taxes receivable from customers	7,977	6,499
Other third party receivables	3,891	4,785
Credit card merchant account balance receivable	815	796
Short term portion of capitalized costs to obtain and fulfill contracts	681	734
Accrued interest receivable	291	176
Other	2,278	3,063
Total	$63,880	$67,074

Note 12: Leases

The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2028, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At June 30, 2020, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2020 (Remaining six months)	$3,050	$97	$3,147
2021	4,578	190	4,768
2022	3,341	160	3,501
2023	2,866	99	2,965
2024	1,529	77	1,606
Thereafter	1,490	—	1,490
Total	16,854	623	17,477
Less: present value discount*	(2,286)	(67)	(2,353)
Present value of lease liabilities	14,568	556	15,124

Less: current portion of lease liabilities	(4,739)	(160)	(4,899)
Total long-term lease liabilities	$9,829	$396	$10,225

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

The Company's net assets recorded under operating and finance leases were $14.7 million and $19.5 million as of June 30, 2020, and December 31, 2019, respectively. The lease cost is recognized in our Condensed Consolidated Statement of Income in the category of General and Administrative and is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating Lease Cost	$1,770	$2,150	$3,849	$4,270
Finance Lease Cost:
Amortization of Lease Assets	43	22	87	43
Interest on Lease liabilities	10	8	21	15
Finance Lease Cost	53	30	108	58
Sublease Income	(113)	(157)	(225)	(422)
Total Net Lease Cost	$1,710	$2,023	$3,732	$3,906

Other information about lease amounts recognized in our Condensed Consolidated Statement of Income is summarized as follows:

June 30, 2020
Weighted Average Lease Term - Operating Leases	3.8 years
Weighted Average Lease Term - Finance Leases	3.6 years
Weighted Average Discount Rate - Operating Leases	8.2%
Weighted Average Discount Rate - Finance Leases	7.2%

At June 30, 2020, our lease liability of $15.1 million does not include certain arrangements, which are primarily airport leases, that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $74.5 million as follows:

Year	Commitments
(in thousands)
2020 (Remaining six months)	$11,900
2021	22,315
2022	20,395
2023	19,893
Thereafter	—
Total	$74,503

Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the six months ended June 30, 2020 and 2019 was $8.4 million and $18.6 million, respectively. In the second quarter of 2020, all of these airport leases are under force majeure due to COVID-19. These rent payments are waived until the Company restarts airport operations. There is no specific date yet for the temporary rent waiver to abate.

Note 13: Concentrations of Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at June 30, 2020. The Company had one customer, BSNL, that had an accounts receivable balance of $12.8 million, represented more than 10% of the Company’s total accounts receivable at June 30, 2020. BSNL is a direct customer of the Ebix Vayam Limited JV (see Note 8 "Investments in Joint Ventures").

Note 14: Other Current Liabilities

Other current liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$24,963	$22,573
Acquisition obligations (upfront purchase and contingent consideration)	11,345	6,762
Total	$36,308	$29,335

Note 15: Subsequent Events

Compensatory Arrangements of Certain Officers

On July 20, 2020, after reviewing the Chief Executive Officer’s performance under his compensation plan, the Compensation Committee and Chairman of the Audit Committee of Ebix, Inc. approved the grant of $4.4 million  in shares of restricted common stock to the Chief Executive Officer of Ebix, Inc. based on the closing price of the Company’s common stock on July 20, 2020. As a result, the Chief Executive Officer was granted 200,000 shares of restricted common stock. One third of the shares vest after one year, and the remaining in eight equal quarterly installments.

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
Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•
Our ability to efficiently and effectively integrate acquired business operations, as discussed in Note 3 of these Condensed Notes to the Condensed Consolidated Financial Statements pertaining to the business acquisitions we have made;

•
Our future liquidity needs discussed under “Liquidity and Financial Condition” regarding our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs (refer to Note 4 of the Notes to these Condensed Consolidated Financial Statements, "Debt with Commercial Bank");

•
Uncertainties pertaining to the actual ultimate cost of our legal contingencies (refer to Note 5 of the Notes to these Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"); and,

•	The MD&A and the analysis of the six-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
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

Company Overview

Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing SaaS enterprise solutions in the area of CRM, front-end and back-end systems, outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many ASEAN countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Asian Markets.

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
Offices and Geographic Information

The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia, where we own a commercial office building and campus facility. In addition, the Company and its subsidiaries lease office space primarily for sales and operations support in Salt Lake City, Utah, Pittsburgh, Pennsylvania, Pasadena, California, Birmingham, Alabama, Irvine, California and Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, and the United Kingdom for support, operations and sales offices. The Company also owns nine office facilities in India. The Indian facilities provide software development and other technical services, business process outsourcing services, and some corporate support services, such as accounting and finance. In these India operating offices, Ebix employs insurance and technology professionals who provide products, services, support and consultancy to thousands of customers across six continents.

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
During the six months ended June 30, 2020, particularly beginning in March, we experienced a decrease in demand for certain of our services, particularly those related to the Company's travel, foreign exchange, remittance and consulting business areas, after certain government restrictions were put in place. This decreased demand for the above-mentioned business areas has continued through the date of this filing. We expect demand variability for our products and services will continue as a result of the COVID-19 pandemic, but the Company cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels. We continue to stay in close contact with our customers to best ensure that we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but over the long term as well.

We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. To mitigate the adverse impact that COVID-19 may have on our business and operations, we have implemented a number of measures to protect the health and safety of our employees, complying with local and state government recommendations to protect our workforce. We have also taken steps to strengthen our financial position, including amending our credit facility, reducing salaries for certain employees, furloughing employees in the most negatively impacted business areas, eliminating certain employee positions, and eliminating, reducing, or deferring non-essential expenditures. We have also taken steps to preserve cash balances, including a temporary cessation to our share repurchase program.
Our reported results for the six-month period ended June 30, 2020 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks that the Company currently faces.
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
Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
EbixCash Exchanges	$53,240	$78,948	$131,095	$156,685
Insurance Exchanges	42,959	46,593	86,960	94,608
Risk Compliance Solutions	15,113	18,734	31,133	35,906
Totals	$111,312	$144,275	$249,188	$287,199

The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Subscription	39%	32%	35%	31%
Transaction-Based	44%	53%	48%	53%
Professional Services/Consulting/Other	17%	15%	17%	16%

Results of Operations — Three Months Ended June 30, 2020 and 2019
Operating Revenue

During the three months ended June 30, 2020, our total operating revenues decreased $33.0 million, or 23%, to $111.3 million as compared to $144.3 million during the second quarter of 2019. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. Countries across the world are re-opening economies, but are doing so in a phased approach that differs in each country and, in many cases, within individual countries. The decrease in revenues year-over-year was primarily the result of the negative impacts of the COVID-19 global pandemic, particularly within the Company’s travel, foreign exchange, remittance and consulting business areas. Reported revenues were negatively impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Australia, and the United Kingdom) relative to the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate, reduced reported revenues by $6.1 million for the three months ended June 30, 2020. International revenue accounted for 62.5% and 68.8% of the Company’s total revenue for the three months ended June 30, 2020 and 2019, respectively.
With respect to business acquisitions completed during the years 2020 and 2019 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues decreased 24.4% for the three months ending June 30, 2020 versus the same periods in 2019. The 2020 and 2019 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2019, whereas the Company's reported condensed consolidated financial statements for the three months ended June 30, 2020 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being May 2020 for Trimax and August 2019 for Wallstreet Canada.

In regards to the pro forma information table in Note 3 and the relative comparative change in pro forma and reported revenues are based on the following premises:

•
As detailed above, the 2020 and 2019 pro forma revenue contains actual revenue of the acquired entities before the acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after the acquisition date are only reflected for the period after their acquisition.

•	Revenue billed to existing clients from the cross selling of acquired products has been assigned to the acquired section of our business.

•	Any existing products sold to new customers obtained through a newly acquired customer base are assigned to the acquired section of our business.

•
Pro formas do not include post acquisition revenue reductions as a result of discontinuation of certain product lines and/or customer projects by Ebix in line with the Company's initiatives to maximize profitability.

•	The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues.
Cost of Services Provided
Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, decreased $1.9 million, or 4%, to $49.1 million in the second quarter of 2020 as compared to $51.0 million in the second quarter of 2019. For the three months ended June 30, 2020, cost of services as a percentage of total revenues increased to 44.1% of total revenues as compared to 35.3% for the comparable prior year period. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly gift cards sold within the EbixCash India operations. As a result of the countrywide lockdown in India related to COVID-19, there was increased demand for online payment solutions.  Payment solutions revenues increased by greater than 300% year-over-year in the second quarter ended June 30, 2020 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, the development of new data exchanges for use in the insurance and financial services industries, and across the travel, payment remittance and solutions and currency exchange sectors. Product development expenses decreased $3.1 million, or 27%, to $8.3 million during the second quarter of 2020 as compared to $11.4 million during the second quarter of 2019, primarily due to decrease in employee-related costs in our India operations.
Sales and Marketing Expenses
Sales and marketing expenses decreased $1.0 million, or 23%, to $3.5 million in the second quarter of 2020 as compared to $4.5 million in the second quarter of 2019, primarily due to a reduction in business promotion expenses as the Company manages its expenditures during the COVID-19 pandemic, as well as some reductions in personnel expenses, including travel expenses.

General and Administrative Expenses
General and administrative expenses decreased $17.4 million, or 53%, to $15.5 million in the second quarter of 2020 as compared to $32.9 million in the second quarter of 2019. This relative year-over-year decrease is primarily due to reduced personnel costs, including travel expenses, of approximately $7.7 million, a $7.3 million reduction in rent expense, primarily from rent waivers in our foreign exchange offices at Indian airports (COVID-19 impact), a $1.6 million total reduction of the acquisition earn-out accrual related to two prior acquisitions, and a year-over-year professional fee reduction of $1.3 million, offset in part by a $1.7 million year over year increase in bad debt expense during the second quarter of 2020. Contingent accrued earn-out business acquisition consideration liabilities were adjusted due to re-measurements based on the assessed fair values and changes in anticipated future revenue levels at the applicable re-measurement date, with the changes reflected as reductions or increases to general and administrative expenses as reported in the Company’s Condensed Consolidated Statements of Income.
Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $174 thousand, or 5%, to $3.1 million in the second quarter of 2020 as compared to $3.3 million in the second quarter of 2019, primarily due to reduced amortization of certain acquired intangible assets.
Interest Income
Interest income decreased $100 thousand, or 78%, to $29 thousand in the second quarter of 2020 as compared to $129 thousand in the second quarter of 2019, primarily due to decreases in the comparative balances in interest bearing accounts.
Interest Expense
Interest expense decreased $4.6 million, or 39%, to $7.1 million in the second quarter of 2020 as compared to $11.8 million in the second quarter of 2019. Interest expense decreased primarily due to decreased LIBOR interest rates in the second quarter of 2020 versus the second quarter of 2019, and a greater than $40 million decrease in the average balance of our working capital facilities for our EbixCash operations in India year over year for the quarter, which carry interest rates of 6.75% to 9%. This decrease in working capital facilities was associated with the COVID-19 impact on operations, and renegotiated customer agreements that improved the Company's payment terms in 2020 relative to 2019.
Foreign Currency Exchange Gain (Loss)
The Company recorded a net foreign currency exchange gain for the three months ended June 30, 2020 in the amount of $91 thousand, consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded net income tax expense of $1.7 million (6.72%) during the three months ended June 30, 2020, which included tax expense of $237 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $1.4 million (5.77%) during the three months ended June 30, 2020. The Company expects its full year effective tax rate to be in the range of 5% to 6%.
Results of Operations — Six Months Ended June 30, 2020 and 2019
Operating Revenue
During the six months ended June 30, 2020, our total operating revenues decreased $38.0 million, or 13%, to $249.2 million as compared to $287.2 million during the same period in 2019. The decrease in revenues year-over-year was primarily the result of the negative impacts of the COVID-19 global pandemic, particularly within the Company’s travel, foreign exchange, remittance and consulting business areas. Reported revenues were also negatively impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Australia, and the United Kingdom) relative to the U.S. dollar. Specifically, the adverse impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations, in the aggregate, reduced reported revenues by $9.8 million for the six months ended June 30, 2020. International revenue accounted for 66.4% and 68.3% of the Company’s total revenue for the six months ended June 30, 2020 and 2019, respectively.

With respect to business acquisitions completed during the years 2020 and 2019 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues decreased 14.7% for the six months ending June 30, 2020 versus the same periods in 2019. The 2020 and 2019 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2019, whereas the Company's reported condensed consolidated financial statements for the six months ended June 30, 2020 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being May 2020 for Trimax and August 2019 for Wallstreet Canada.
In regards to the pro forma information table in Note 3 and the relative comparative change in pro forma and reported revenues are based on the following premises:

•
As detailed above, the 2020 and 2019 pro forma revenue contains actual revenue of the acquired entities before the acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after the acquisition date are only reflected for the period after their acquisition.

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
Cost of Services Provided
Costs of services increased $9.7 million, or 10%, to $106.6 million during the six months ended June 30, 2020 as compared to $96.9 million during the same period in 2019. For the six months ended June 30, 2020, cost of services as a percentage of total revenues increased to 42.8% of total revenues as compared to 33.7% for the comparable prior year period. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly gift cards sold within the EbixCash India operations. As a result of the countrywide lockdown and now partially reopened economy in India related to COVID-19, there was increased demand for online payment solutions.  Payment solutions revenues increased by greater than 250% year-over-year for the year-to-date period ended June 30, 2020 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

Product development expenses decreased $4.9 million, or 22%, to $17.8 million during the six months ended June 30, 2020 as compared to $22.6 million during the same period in 2019, primarily due to decrease in employee-related costs in our India operations.
Sales and Marketing Expenses
Sales and marketing expenses decreased $3.4 million, or 32%, to $7.3 million during the six months ended June 30, 2020 as compared to $10.6 million during the same period in 2019, primarily due to a reduction in business promotion expenses as the Company manages its expenditures during the COVID-19 pandemic, as well as some reductions in personnel expenses, including travel expenses.
General and Administrative Expenses
General and administrative expenses decreased $9.6 million, or 18%, to $44.7 million during the six months ended June 30, 2020 as compared to $54.3 million during the same period in 2019. This decrease is primarily due to a $9.8 million year-over-year reduction in personnel costs, including travel expenses, a $10.2 million reduction in rent expense in 2020 as compared to 2019 arising from rent waivers in our foreign exchange offices at Indian airports (COVID-19 impact), and a $3.2 million year-over-year decrease in professional fees, offset in part by changes in the contingent acquisition earn-out accrual, most notably $17.1 million in year-to-date 2019 accrual reductions (ItzCash, Indus and Wdev acquisitions) versus $3.3 million accrual reductions in the year-to-date 2020 period (Miles and Zillious acquisitions). Contingent accrued earn-out business acquisition consideration liabilities were adjusted due to re-measurements based on the assessed fair values and changes in anticipated future revenue levels at the applicable re-measurement dates, with the changes reflected as reductions or increases to general and administrative expenses as reported in the Company’s Condensed Consolidated Statements of Income.

Amortization and Depreciation Expenses
Amortization and depreciation expenses decreased $590 thousand, or 8%, to $6.8 million during the six months ended June 30, 2020 as compared to $7.3 million during the same period in 2019, primarily due to reduced amortization of certain acquired intangible assets.
Interest Income
Interest income decreased $396 thousand, or 83%, to $83 thousand during the six months ended June 30, 2020 as compared to $479 thousand during the same period in 2019, primarily due to decreases in the comparative balances in interest bearing accounts and an overall lower interest rates in 2020 versus 2019.
Interest Expense
Interest expense decreased $5.2 million, or 24%, to $16.4 million during the six months ended June 30, 2020 as compared to $21.6 million during the same period in 2019. Interest expense decreased primarily due to decreased LIBOR interest rates in the year-to-date 2020 period versus the comparable prior 2019 year-to-date period.
Foreign Currency Exchange Gain (Loss)
The Company recorded a net foreign currency exchange gain for the six months ended June 30, 2020 in the amount of $709 thousand, consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
The Company recorded net income tax expense of $3.0 million (5.84%) during the six months ended June 30, 2020, which included tax expense of $473 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $2.5 million (4.91%) during the six months ended June 30, 2020. The Company expects its full year effective tax rate to be in the range of 5% to 6%.
Liquidity and Capital Resources
The Company's ability to generate significant cash flows from ongoing operating activities is one of its fundamental financial strengths. Our principal sources of liquidity are the cash flows provided by the Company's operating activities and cash and cash equivalents on hand. Due to the effect of temporary or timing differences resulting from the differing treatment of items for tax and accounting purposes (including the treatment of net operating loss carry-forwards and minimum alternative tax obligations in the U.S., United Kingdom, and India), future cash outlays for income taxes are expected to exceed income tax expense. We intend to utilize cash flows generated by our operations, cash on hand, bank- or institutional-provided corporate debt facilities, and the possible issuance of additional equity or debt securities, to fund capital expenditures and organic growth initiatives, to make strategically accretive business acquisitions, and to re-purchase shares of our common stock as market conditions warrant.
We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances, and access to the debt and equity capital markets, if required and available, will be sufficient to meet our projected cash requirements for the foreseeable future, although any projections of future cash needs, cash flows, and the condition of the capital markets related to the availability of debt and equity financing, are subject to substantial uncertainty.
The recent COVID-19 global pandemic has caused disruption in the capital markets. This disruption could make accessing financing more difficult and/or more expensive, and we cannot be assured that we will be able to obtain additional liquidity on reasonable terms, if at all. The Company is currently in compliance with the financial covenants associated with its current corporate credit facilities, and anticipates that it will maintain compliance with its financial covenants for the remainder of 2020 assuming the negative impacts of COVID-19 persist throughout 2020 at substantially the same levels as the Company is currently experiencing.

Our cash and cash equivalents were $77.3 million and $73.2 million at June 30, 2020 and December 31, 2019, respectively. The $4.5 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers, which are held in a fiduciary capacity until disbursed.
The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically, the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source. The approximate cash, cash equivalents, short-term investments, and restricted cash balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 3, 2020 are presented in the table below:

Country/Region	Cash, Restricted Cash and ST investments
(In thousands)
India	$66,311
United States	24,500
Australia	13,296
Philippines	7,674
Canada	1,698
Singapore	3,829
Europe	3,801
Indonesia	860
Latin America	2,195
New Zealand	1,263
United Arab Emirates	650
Mauritius	13
Total	$126,090

Our current ratio increased to 1.66 at June 30, 2020 from 1.55 at December 31, 2019 and our working capital position increased slightly to $129.9 million at June 30, 2020 from $129.0 million at the end of 2019.

Business Combinations
The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
During the six months ending June 30, 2020, the Company completed one business acquisition.
Effective May 4, 2020, Ebix acquired from bankruptcy India-based Trimax, which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. As of June 30, 2020, $6.6 million of the upfront consideration had not been released to the bankruptcy proceeding but is set aside and pledged via a bank time deposit. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
During the twelve months ended December 31, 2019, the Company completed three business acquisitions, as follows:
Effective August 23, 2019, Ebix acquired Canada based Wallstreet Canada foreign exchange and outward remittance markets for approximately $2.1 million of upfront consideration plus net working capital.
Effective January 1, 2019, Ebix acquired the assets of India based Essel Forex, for approximately $8.7 million, plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash, using its internal cash reserves. Essel Forex is a large provider of foreign exchange services in India with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for corporate clients. The earn-out period expired on December 31, 2019 and the acquired business did not meet the requisite revenue target, so no earnout payment was due or paid.
Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. The Company has determined that the fair value of the contingent earn-out consideration is zero as of June 30, 2020.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, of the Notes to the Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2020, the total of these contingent liabilities was $6.1 million, of which zero is reported in long-term liabilities, and $6.1 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities, and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Yatra Online, Inc.

As previously disclosed, on July 16 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc.), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement.  On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement").  On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint").  The Complaint alleges that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement.  The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs.  Ebix and Merger Sub deny any liability and intend to defend the action vigorously.
Operating Activities
Net cash provided by our operating activities was $58.4 million for the six months ended June 30, 2020. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $48.2 million, $6.8 million of depreciation and amortization, $489 thousand of net loss attributable to a non-controlling interest, $2.3 million of non-cash share-based compensation, $3.3 million of right-of-use assets amortization, $1.7 million of amortization of capitalized software development costs and $68 thousand of working capital requirements, offset by $3.3 million of gains recognized with respect to reduced contingent earn-out liabilities. During the six months ended June 30, 2020, the Company made $2.1 million of tax payments.

Net cash provided by our operating activities was $13.2 million for the six months ended June 30, 2019. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $54.6 million, net of $81 thousand of unrealized foreign currency exchange gains, $7.3 million of depreciation and amortization, $(1.2) million of net income attributable to a non-controlling interest, $1.4 million of non-cash share-based compensation, $3.5 million of right-of-use assets amortization, $1.2 million of amortization of capitalized software development costs and $(36.7) million of working capital requirements primarily due to increased outstanding trade accounts receivable, deferred revenue and provision for deferred taxes. Partially offsetting this net cash inflow was $17.1 million of non-cash gains recognized upon the reduction in acquisition earn-out contingent liabilities. During the six months ended June 30, 2019 the Company made $6.5 million of tax payments.

Investing Activities

Net cash used for investing activities during the six months ended June 30, 2020 was $36.5 million, and consisted primarily of $5.2 million used for acquisition-related payments for acquisitions consummated in prior periods, $3.3 million for software development costs that were capitalized, $757 thousand for capital expenditures, and increases in marketable securities of $27.3 million (specifically bank certificates of deposit).
Net cash used for investing activities during the six months ended June 30, 2019 was $100.8 million, and consisted of $103.8 million (net of cash acquired) used for acquisitions during the period, $4.9 million to reacquire Paul Merchant's 10% equity interest in Ebix’s combined international remittance business in India, $4.7 million primarily for capital expenditures in India, and

$2.6 million for software development costs that were capitalized. Partially offsetting these outflows was $14.5 million from the net maturities of marketable securities (specifically bank certificates of deposit).

Financing Activities
During the six months ended June 30, 2020, net cash used by financing activities was $33.9 million, which consisted primarily of a $19.8 million reduction in EbixCash working capital facilities in India, $9.4 million used to make scheduled payments on the existing term loan and $4.6 million of quarterly dividends to our common stockholders. Partially offsetting these financing cash outflows was $1.4 million of cash proceeds from draws on revolving line of credit.

During the six months ended June 30, 2019, net cash provided by financing activities was $51.3 million, which consisted of $13.5 million provided by the Company's revolving credit facility with Regions, $5.1 million net proceeds from short term third party loans as part of its EbixCash operations, and $56.9 million net provided by the EbixCash working capital facility in India. Partially offsetting the cash inflows were $4.6 million to pay quarterly dividends to our common stockholder, $11.0 million used to repurchase shares of our common stock and $7.5 million was used to make the scheduled payments against the existing term loan with Regions.

Commercial Bank Financing Facility

On May 7, 2020, Ebix entered into the Amendment to the Regions Secured Credit Facility, dated August 5, 2014, among the Company, Regions and certain other lenders party thereto (as amended, the “Credit Agreement”). The Amendment provides for, among other things, increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.

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

On September 27, 2019, the Company and certain of its subsidiaries entered into the Ninth Amendment to the Credit Agreement which amended the definitions of “Consolidated EBITDA" to add back the derivative legal settlement, “Indebtedness” to disqualify equity interests to be issued regarding the Yatra Online acquisition, and modified the maximum consolidated net debt leverage ratio allowed.

At June 30, 2020, the outstanding balance on the revolving line of credit under the Credit Agreement was $439.4 million and the facility carried an interest rate of 3.50%. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2020, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $438.5 million and $439.4 million, respectively.

At June 30, 2020, the outstanding balance on the term loan was $266.8 million, of which $22.6 million is due within the next twelve months. $9.4 million of scheduled amortization payments were made during the six months ended June 30, 2020. This term loan also carried an interest rate of 3.50%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $244.2 million, respectively, at June 30, 2020.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The  Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2020 and 2019, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(54.1) million and $7.9 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $6.1 million and $11.0 million for the six months ended June 30, 2020 and 2019, respectively.
The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2020, the Company had $708.9 million of outstanding debt obligations, which consisted of a $266.8 million term loan, a $439.4 million balance on our commercial banking revolving line of credit, a $1.8 million note due to IHC by the EbixHealth JV, and $1.0 million of debt pertaining to EbixCash. The Company's revolving line of credit carries a leverage-based LIBOR related interest rate, and stood at 3.50% at June 30, 2020. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.2 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the six months ended June 30, 2020 were $111.8 million and its existing cash balances as of June 30, 2020 were $77.3 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $127 thousand and $163 thousand for the six months ended June 30, 2020 and 2019, respectively.
There were no other material changes to our market risk exposure during the six months ended June 30, 2020 and 2019. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2019 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2020. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement.  On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement").  On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint").  The Complaint alleges that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement.  The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs.  Ebix and Merger Sub deny any liability and intend to defend the action vigorously. The likelihood of an unfavorable outcome for this matter is not estimable.

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

The outbreak of COVID-19 in multiple countries across the globe, including North America, Europe and Asia, has adversely impacted the U.S. and global economy. We have experienced disruptions to our business thus far from COVID-19, and the pandemic continues to persist in most of our markets. Governmental authorities are taking countermeasures to slow the outbreak, including a number of shelter-in-place orders and large-scale restrictions on travel. The pandemic is a highly fluid and evolving situation and we cannot anticipate with any certainty the length, scope or severity of such restrictions in each of the jurisdictions that we operate.

The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration and severity of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, the length of time it takes for normal economic and operating conditions to resume, and other unintended consequences. This impact could include, but is not limited to, the following:

•
changes in our revenues and customer demand: Our revenues and profitability have been materially impacted during the year-to-date period ending June 30, 2020 compared to the comparable prior year period, and we expect they will continue to be materially adversely affected, particularly as a large percentage of EbixCash's revenue is derived from travel-related services.

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

There were no share repurchases during the fiscal second quarter nor year-to-date period ended June 30, 2020, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million.

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

10.1
Waiver agreement dated March 30, 2020 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q dated May 11, 2020).

10.2*
Tenth Amendment agreement dated May 7, 2020 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto

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

Ebix, Inc.
Date:	August 7, 2020	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)