Form 10-Q
period 2020-09-30
EBIX INC
filed 2020-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2020 the number of shares of common stock outstanding was 30,962,559.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenue	$154,305	$147,233	$403,493	$434,432

Operating expenses:
Cost of services provided	85,976	55,171	192,526	152,054
Product development	8,775	11,245	26,530	33,884
Sales and marketing	3,375	4,284	10,637	14,898
General and administrative, net	20,888	46,900	65,596	101,210
Amortization and depreciation	3,392	3,626	10,142	10,966
Total operating expenses	122,406	121,226	305,431	313,012

Operating income	31,899	26,007	98,062	121,420
Interest income	29	99	112	578
Interest expense	(7,495)	(10,970)	(23,879)	(32,551)
Non-operating (loss) income	(4)	352	95	344
Non-operating expense - litigation settlement	—	—	—	(21,140)
Foreign currency exchange (loss) gain	(597)	(641)	112	(495)
Income before income taxes	23,832	14,847	74,502	68,156
Income tax (expense) benefit	152	217	(2,809)	297
Net income including noncontrolling interest	23,984	15,064	71,693	68,453
Net loss attributable to noncontrolling interest	(698)	(5,445)	(1,187)	(6,617)
Net income attributable to Ebix, Inc.	$24,682	$20,509	$72,880	$75,070

Basic earnings per common share attributable to Ebix, Inc.	$0.81	$0.67	$2.39	$2.46

Diluted earnings per common share attributable to Ebix, Inc.	$0.80	$0.67	$2.37	$2.45

Basic weighted average shares outstanding	30,525	30,501	30,502	30,517

Diluted weighted average shares outstanding	30,853	30,633	30,748	30,598

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income including noncontrolling interest	$23,984	$15,064	$71,693	$68,453
Other comprehensive income (loss):
Foreign currency translation adjustments	18,174	(18,752)	(35,897)	(10,859)
Total other comprehensive income (loss)	18,174	(18,752)	(35,897)	(10,859)
Comprehensive income (loss)	42,158	(3,688)	35,796	57,594
Comprehensive loss attributable to noncontrolling interest	(698)	(5,445)	(1,187)	(6,617)
Comprehensive income attributable to Ebix, Inc.	$42,856	$1,757	$36,983	$64,211

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$88,023	$73,228
Receivables from service providers	19,758	25,607
Short-term investments	24,522	4,443
Restricted cash	7,902	35,051
Fiduciary funds - restricted	4,757	4,966
Trade accounts receivable, less allowances of $21,908 and $21,696, respectively	132,089	153,565
Other current assets	69,917	67,074
Total current assets	346,968	363,934

Property and equipment, net	48,525	48,421
Right-of-use assets	13,604	19,544
Goodwill	938,680	952,404
Intangibles, net	52,864	46,955
Indefinite-lived intangibles	27,815	42,055
Capitalized software development costs, net	20,420	19,183
Deferred tax asset, net	66,992	69,227
Other assets	34,682	29,896
Total assets	$1,550,550	$1,591,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,941	$84,735
Payables to service agents	8,224	12,196
Accrued payroll and related benefits	12,079	8,755
Working capital facility	7,546	28,352
Fiduciary funds - restricted	4,757	4,966
Short-term debt	8,349	1,167
Contingent liability for accrued earn-out acquisition consideration	3,352	8,621
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $920 and $575 , respectively	23,620	22,091
Contract liabilities	27,807	28,712
Lease liability	4,392	5,955
Other current liabilities	29,341	29,335
Total current liabilities	198,408	234,885

Revolving line of credit	439,402	438,037
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $1,293 and $1,534, respectively	237,608	254,467
Contingent liability for accrued earn-out acquisition consideration	—	1,474
Contract liabilities	7,474	8,541
Lease liability	9,128	13,196
Deferred tax liability, net	1,235	1,235
Other liabilities	26,725	40,339
Total liabilities	919,980	992,174

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at September 30, 2020 and no shares authorized, issue and outstanding at December 31, 2019	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,526,793 issued and outstanding, at September 30, 2020, and 30,492,044 issued and outstanding at December 31, 2019	3,053	3,049
Additional paid-in capital	10,537	6,960
Retained earnings	683,131	618,503
Accumulated other comprehensive loss	(114,295)	(78,398)
Total Ebix, Inc. stockholders’ equity	582,426	550,114
Noncontrolling interest	48,144	49,331
Total stockholders’ equity	630,570	599,445
Total liabilities and stockholders’ equity	$1,550,550	$1,591,619

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2020	30,507,903	$3,051	$9,335	$660,767	$(132,469)	$48,842	$589,526
Net income attributable to Ebix, Inc.	—	—	—	24,682	—	—	24,682
Net loss attributable to noncontrolling interest	—	—	—	—	—	(698)	(698)
Cumulative translation adjustment	—	—	—	—	18,174	—	18,174
Vesting of restricted stock	18,890	2	(2)	—	—	—	—
Share based compensation	—	—	1,204	—	—	—	1,204
Common stock dividends paid, $0.075 per share	—	—	—	(2,318)	—	—	(2,318)
Balance, September 30, 2020	30,526,793	$3,053	$10,537	$683,131	$(114,295)	$48,144	$630,570

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2020	30,492,044	$3,049	$6,960	$618,503	$(78,398)	$49,331	$599,445
Net income attributable to Ebix, Inc.	—	—	—	72,880	—	—	72,880
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,187)	(1,187)
Cumulative translation adjustment	—	—	—	—	(35,897)	—	(35,897)
Vesting of restricted stock	60,275	6	(6)	—	—	—	—
Exercise of stock options	30,000	3	633	—	—	—	636
Share based compensation	—	—	3,457	—	—	—	3,457
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(55,526)	(5)	(507)	(1,329)	—	—	(1,841)
Common stock dividends paid, $0.225 per share	—	—	—	(6,923)	—	—	(6,923)
Balance, September 30, 2020	30,526,793	$3,053	$10,537	$683,131	$(114,295)	$48,144	$630,570

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2019	30,529,840	$3,053	$5,189	$582,913	$(55,484)	$51,882	$587,553
Net income attributable to Ebix, Inc.	—	—	—	20,509	—	—	20,509
Net loss attributable to noncontrolling interest	—	—	—	—	—	(5,445)	(5,445)
Cumulative translation adjustment	—	—	—	—	(18,752)	—	(18,752)
Repurchase and retirement of commons stock	(45,000)	(5)	—	(1,975)	—	—	(1,980)
Vesting of restricted stock	6,558	1	(1)	—	—	—	—
Share based compensation	—	—	1,029	—	—	—	1,029
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(191)	—	(9)	—	—	—	(9)
Noncontrolling interest	—	—	—	—	—	2,710	2,710
Common stock dividends paid, $0.075 per share	—	—	—	(2,299)	—	—	(2,299)
Balance, September 30, 2019	30,491,207	$3,049	$6,208	$599,148	$(74,236)	$49,147	$583,316

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2019	30,567,725	$3,057	$3,397	$535,118	$(63,377)	$66,242	$544,437
Net income attributable to Ebix, Inc.	—	—	—	75,070	—	—	75,070
Net loss attributable to noncontrolling interest	—	—	—	—	—	(6,617)	(6,617)
Cumulative translation adjustment	—	—	—	—	(10,859)	—	(10,859)
Repurchase and retirement of common stock	(95,000)	(10)	—	(4,142)	—	—	(4,152)
Vesting of restricted stock	19,144	2	(2)	—	—	—	—
Share based compensation	—	—	2,451	—	—	—	2,451
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(662)	—	(36)	—	—	—	(36)
Noncontrolling interest	—	—	398	—	—	(10,478)	(10,080)
Common stock dividends paid, $0.225 per share	—	—	—	(6,898)	—	—	(6,898)
Balance, September 30, 2019	30,491,207	$3,049	$6,208	$599,148	$(74,236)	$49,147	$583,316

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$72,880	$75,070
Net loss attributable to noncontrolling interest	(1,187)	(6,617)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	10,142	10,966
Provision (benefit) for deferred taxes	987	(5,880)
Share based compensation	3,457	2,451
Benefit for doubtful accounts	424	10,580
Amortization of right-of-use assets	4,644	5,167
Unrealized foreign exchange loss	—	321
Amortization of capitalized software development costs	2,493	1,931
Reduction of acquisition accruals	(3,308)	(17,124)
Cash paid for acquisition earn-out	(2,881)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,999	(22,052)
Receivables from service providers	5,849	9,012
Payables to service agents	(3,972)	(12,688)
Other assets	(7,988)	(5,947)
Accounts payable and accrued expenses	(10,620)	(4,062)
Accrued payroll and related benefits	3,316	(607)
Contract liabilities	(1,591)	(9,126)
Lease liabilities	(4,317)	(5,056)
Other liabilities	(10,563)	33,844
Net cash provided by operating activities	71,764	60,183

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,480)	(104,026)
Cash paid to from Paul Merchants for 10% stake in MTSS combined business	—	(4,925)
Capitalized software development costs	(4,617)	(4,126)
(Purchases) maturities of marketable securities	(20,609)	25,686
Capital expenditures	(1,464)	(5,869)
Net cash used in investing activities	(39,170)	(93,260)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	1,364	13,500
Principal payments of term loan obligation	(15,063)	(11,298)
Repurchases of common stock	—	(12,952)
Proceeds from the exercise of stock options	636	—
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(1,841)	(36)
Dividend payments	(6,923)	(6,898)
Payments on short-term notes, net	—	6,023
Proceeds (payments) of debt obligations	7,187	(962)
(Payments) proceeds of working capital facility, net	(19,945)	31,120
Payments of financing lease obligations	(158)	(200)
Net cash (used) provided by financing activities	(34,743)	18,297
Effect of foreign exchange rates on cash	(7,222)	(2,397)
Net change in cash and cash equivalents, and restricted cash	(9,371)	(17,177)
Cash and cash equivalents, and restricted cash at the beginning of the period	111,369	149,681
Cash and cash equivalents, and restricted cash at the end of the period	$101,998	$132,504
Supplemental disclosures of cash flow information:
Interest paid	$22,237	$31,787
Income taxes paid	$8,019	$7,406
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

    As of December 31, 2018 there were 200,000 shares totaling $8.8 million of share repurchases that were not settled until January 2019.

     During the nine months ended September 30, 2020, there were 55,526 shares, totaling $1.8 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, payment remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 69.3% and 68.7% of the Company’s total revenue for the nine months ended September 30, 2020 and 2019, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2020. The condensed consolidated December 31, 2019 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

    Reclassification - There were certain prior year amounts that have been reclassified to be consistent with current year presentation within our financial statements, specifically with respect to the presentation of receivables from service providers and payables to service agents.

    Restricted Cash - The carrying value of our restricted cash in current assets was $7.9 million and $35.1 million at September 30, 2020 and December 31, 2019, respectively. The September 30, 2020 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to its India operations.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position to the amounts shown in the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$88,023	$107,698
Restricted cash	7,902	18,240
Restricted cash included in other long-term assets	6,073	6,566
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$101,998	$132,504

    Advertising—Advertising costs amounted to $0.8 million and $3.4 million for the three and nine month periods ended September 30, 2020, respectively, and $2.0 million and $7.6 million for three and nine month periods ended September 30, 2019, respectively. The costs are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. The Company expenses advertising costs as incurred.
    Fair Value of Financial Instruments—Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction. This guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The hierarchy reflects the degree to which objective data from external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The classifications are as follows:
•Level 1 Inputs - Unadjusted quoted prices available in active markets for identical investments to the reporting entity at the measurement date.
•Level 2 Inputs - Other than quoted prices included in Level 1 inputs, which are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 Inputs - Unobservable inputs, which are used to the extent that observable inputs are not available. Unobservable inputs, are used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

    A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

    As of September 30, 2020, the Company had the following financial instruments to which it had to both consider fair values and make fair value assessments:

•Short-term investments (commercial bank certificates of deposits and mutual funds), for which the fair values are measured as a Level 1 instrument.
•Contingent accrued earn-out business acquisition consideration liabilities, for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at September 30, 2020 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit and term loan debt. The Company believes that the estimated fair value of such instruments at September 30, 2020 and December 31, 2019 approximates their carrying value as reported on the unaudited Condensed Consolidated Balance Sheet.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilitie (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($381 thousand is recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	$24,903	$24,903	$—	$—
Mutual funds (recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	564	564	—	—
Total assets measured at fair value	$25,467	$25,467	$—	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$3,352	$—	$—	$3,352
Total liabilities measured at fair value	$3,352	$—	$—	$3,352

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2020, there were no transfers between fair value Levels 1, 2 or 3.

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
    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2020 and during the year ended December 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	September 30, 2020	December 31, 2019
	(In thousands)

Beginning balance	$10,095	$24,976

Total remeasurement adjustments:
Gains included in earnings **	(3,308)	(16,543)
Foreign currency translation adjustments ***	(554)	(260)

Acquisitions and settlements
Business settlements	(2,881)	1,922

Ending balance	$3,352	$10,095

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$(3,308)	$(16,543)

** recorded as a reduction to general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at September 30, 2020	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Miles acquisition)	$3,352	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, Miles, Zillious, and Essel acquisition)	$10,095	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
    As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts, as developed by the relevant members of Company's management team and considers the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses. During 2019 and the nine months ended September 30, 2020, certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously preliminary. The Company paid $2.5 million in September 2020 and $3.6 million in October 2020 to satisfy the Miles earn-out liability.

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
    The Company determines revenue recognition by applying the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
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

Gift Cards

    EbixCash sells gift cards to corporate clients and consumers that can be later redeemed at various merchants. A majority of gift card sales are virtual card sales versus physical card sales. EbixCash acts a principal in the gift card sales transactions. The Company has the risk of loss, the ability to set transaction prices and end-to-end customer care responsibilities from the time of the sale to the utliization of the gift cards by the end user. Gift card revenue is recognized at the full purchase value at the time of sale with the corresponding cost of vouchers recorded as cost of services provided. Unredeemed gift cards at September 30, 2020 are not significant to the financial results of the Company.

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

Risk Compliance Solutions ("RCS")

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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2020	2019	2020	2019
	(In thousands)
India*	$93,403	$77,145	$219,953	$223,962
United States	40,124	45,038	123,750	136,181
Australia	8,187	8,643	23,773	25,997
Latin America	3,633	5,400	11,447	14,397
Europe	3,306	3,584	9,836	11,005
Canada	1,122	1,207	3,355	3,516
Singapore*	896	1,260	2,944	5,404
Indonesia*	394	2,004	2,714	7,177
United Arab Emirates*	2,568	273	2,702	607
Philippines*	213	2,185	1,742	4,682
New Zealand	459	494	1,277	1,504
	$154,305	$147,233	$403,493	$434,432

*Primarily India led businesses for which total revenue was $96.8 million and $227.9 million for the three months and nine months ended September 30, 2020, respectively, and $82.1 million and $238.8 million in the three months and nine months ended September 30, 2019, respectively.

    The Company’s revenues are derived from three product/service channels: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions ("RCS").
    Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
EbixCash Exchanges	96,772	82,085	$227,867	$238,770
Insurance Exchanges	42,382	47,385	129,342	141,993
Risk Compliance Solutions	15,151	17,763	46,284	53,669
Totals	$154,305	$147,233	$403,493	$434,432

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At September 30, 2020 and December 31, 2019, the Company had $664 thousand and $734 thousand, respectively, of contract costs in “Other current assets” and $1.0 million and $1.2 million, respectively, in “Other assets” on the Company's Condensed Consolidated Balance Sheets.

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,897	$2,238
Costs recognized from the beginning balance	(576)	(708)
Additions, net of costs recognized	327	367
Balance, end of period	$1,648	$1,897
Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $6.2 million and $6.4 million of contract liabilities were included in billed accounts receivable as of September 30, 2020 and December 31, 2019, respectively.
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

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Balance, beginning of period	$37,253	$44,660
Revenue recognized from beginning balance	(28,164)	(31,507)
Additions from business acquisitions	—	769
Additions, net of revenue recognized and currency translation	26,192	23,331
Balance, end of period	$35,281	$37,253

Accounts Receivable and the Allowance for Doubtful Accounts—As of September 30, 2020, reported accounts receivable of $132.1 million (net of $21.9 million allowance for doubtful accounts receivable) includes $38.7 million of contract assets. As of December 31, 2019, reported accounts receivable of $153.6 million (net of $21.7 million allowance for doubtful accounts receivable) includes $35.3 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. The Company recognized bad debt provision for doubtful accounts in the amount of $474 thousand and $424 thousand for the three and nine month periods ended September 30, 2020, respectively, and $11.9 million and $10.6 million for the three and nine month periods ended September 30, 2019, respectively. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

During the third quarter of 2019, the Company recorded a $12.1 million provision for doubtful account against the receivables due from a public sector entity, BSNL, in India.
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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments have occurred nor recognized in 2019 or through September 30, 2020.

    The Company has considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one operating and reportable segment and one reporting unit.

    The Company’s indefinite-lived assets are primarily associated with the estimated fair value of the contractual customer relationships existing with the property and casualty insurance carriers in Australia using the Company's property and casualty ("P&C") data exchange. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually and tested on an interim basis if a triggering event has occurred.

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
    During the three months ended September 30, 2020, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized gain of $18.2 million, of which $16.6 million was caused by the 2.2% strengthening of the Indian rupee.
    During the nine months ended September 30, 2020, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $35.9 million, of which $29.6 million was caused by the 2.9% weakening of the Indian rupee.
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
    In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of ASC 820’s disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The ASU resulted in the following changes:
•Removed the disclosure to report the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;
•Removed the disclosure of the policy for timing of transfers between levels;
•Added a disclosure for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value; and
•Added a disclosure for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement.

    The adoption of ASU 2018-13 has not had a material impact on the Company’s operations.  The Company will continue to periodically assess the impact of this new pronouncement on its ongoing operations.
    In June 2016, the FASB issued ASU 2016-13. Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2016-13 has not had a material impact on the Company’s operations. The Company continues to periodically assess the impact of this new pronouncement on its ongoing operations.

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$24,682	$20,509	$72,880	$75,070
Basic weighted average shares outstanding	30,525	30,501	30,502	30,517
Dilutive effect of stock options and restricted stock awards	328	132	246	81
Diluted weighted average shares outstanding	30,853	30,633	30,748	30,598
Basic earnings per common share	$0.81	$0.67	$2.39	$2.46
Diluted earnings per common share	$0.80	$0.67	$2.37	$2.45

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three and nine months ended September 30, 2020 and 2019 were 181,875 and 181,875, respectively and 145,875 and 145,875, respectively.

Note 3: Business Combinations
The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
    During the nine months ending September 30, 2020, the Company completed one business acquisition.
    Effective May 4, 2020, Ebix acquired India-based Trimax IT Infrastructure & Services Ltd ("Trimax"), which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. The valuation and purchase price allocation remains preliminary and will be finalized in the fourth quarter.
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
    Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious Solutions Private Limited ("Zillious") for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed-upon milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. The Company has determined that the fair value of the contingent earn-out consideration is zero as of September 30, 2020.
    A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn- out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During the three and nine months ended September 30, 2020, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $0.0 and $3.3 million. During the three and nine month periods ended September 30, 2019, these aggregate contingent accrued earn-out business acquisition consideration liabilities were reduced by $0.0 and $17.1 million, respectively. These adjustments were due to remeasurements based on the then assessed fair value and changes in anticipated future revenue levels, with the offset being a reduction to general and administrative expenses as reported on the Condensed Consolidated Statements of Income. As of September 30, 2020, the total of these contingent liabilities was $3.4 million, of which zero is reported in long-term liabilities and $3.4 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

    In the table below the aggregated unaudited pro forma financial information pertains to all of the Company's acquisitions that have an impact on the financial results for the nine months ended September 30, 2020 and September 30, 2019, which includes the acquisitions Wallstreet Canada (acquired August 2019), and Trimax (acquired May 2020) and is provided for informational purposes only and is not a projection of the Company's expected results of operations for any future period. No effect has been given in this pro forma information for future synergistic benefits that may still be realized as a result of combining these companies or costs that may yet be incurred in integrating their operations. The 2020 and 2019 pro forma financial information below assumes that all business acquisitions made during this period were made on January 1, 2019, whereas the Company's reported financial statements for the nine months ended September 30, 2020 and 2019 only include the operating results from these businesses since the effective date that they were acquired by Ebix.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited)
	(In thousands, except per share data)
Revenue	$154,305	$154,305	$147,233	$151,128	$403,493	$408,071	$434,432	448,462
Net Income attributable to Ebix, Inc.	$24,682	$24,682	$20,509	$16,056	$72,880	$66,810	$75,070	80,987
Basic EPS	$0.81	$0.81	$0.67	$0.53	$2.39	$2.19	$2.46	2.65
Diluted EPS	$0.80	$0.80	$0.67	$0.52	$2.37	$2.17	$2.45	2.65
    The above referenced unaudited pro forma information and the relative comparative changes in pro forma and reported revenues are based on the following premises:
•2020 and 2019 pro forma revenue contains actual revenue of the acquired entities before the acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after the acquisition date are only reflected for the period after their acquisition.
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
•The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues. During the three and nine months ending September 30, 2020, the change in foreign currency exchange rates decreased consolidated operating revenues by $5.9 million and $15.9 million, respectively.

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

    At September 30, 2020, the Company's Condensed Consolidated Balance Sheets include $5.5 million of remaining deferred financing costs in connection with this Credit Agreement, which are being amortized as a component of interest expense over the five-year term of the financing agreement. In regards to these deferred financing costs, $3.3 million pertains to the revolving line of credit component of the Credit Agreement, and $2.2 million pertains to the term loan component of the Credit Agreement, of which $920 thousand is netted against the current portion and $1.3 million is netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets. At December 31, 2019, the Company's Condensed Consolidated Balance Sheets included $5.2 million of remaining deferred financing costs with $3.1 million pertaining to the revolving line of credit component of the Credit Agreement, and $2.1 million pertaining to the term loan component of the Credit Agreement, of which $575 thousand was netted against the current portion and $1.5 million was netted against the long-term portions of the term loan as reported on the Condensed Consolidated Balance Sheets.

    At September 30, 2020, the outstanding balance on the revolving line of credit under the Credit Agreement was $439.4 million and the facility carried an interest rate of 3.50%. During the nine months ended September 30, 2020, the Company drew $1.4 million from its revolving credit facility. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2020, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and 439.4 million, respectively, and $438.8 million, and $439.4 million, respectively. At December 31, 2019, the outstanding balance on the revolving line of credit with Regions was $438.0 million and the facility carried an interest rate of 4.25%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2019, the average and maximum outstanding balances on the revolving line of credit were $437.2 million and $438.0 million, respectively.

    At September 30, 2020, the outstanding balance on the term loan was $261.1 million, of which $22.6 million is due within the next twelve months. $5.6 million and $15.1 million of scheduled amortization payments were made during the three and nine months ended September 30, 2020, respectively. This term loan also carried an interest rate of 3.5% . The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $238.5 million, respectively at September 30, 2020. At December 31, 2019, the outstanding balance on the term loan was $276.2 million, of which $20.7 million was due within twelve months. This term loan also carried an interest rate of 4.25%.

    The Company maintains working capital debt facilities with banks in India for working capital funding requirements to support our foreign exchange and payment remittance businesses. We are required to extend short term credits to franchisee networks (B2B) and corporate customers. Additionally we are required to maintain minimum levels of foreign currency inventory across branches and airport operations. Typically, these facilities carry interest rates of 6.75% to 9.45%, are rupee-denominated working capital lines, and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

    As of September 30, 2020 and December 31, 2019, the total of these working capital facilities was $7.5 million and $28.4 million, respectively, and is included in current liabilities in the Company's Condensed Consolidated Balance Sheets.

Note 5: Commitments and Contingencies
Contingencies— On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint"). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020 (the “Credit Facility”). The Complaint, as amended, alleges that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleges fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the Credit Agreement and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. Ebix and Merger Sub deny any liability and intend to defend the action vigorously.
On May 12, 2017, Ebix Software India Pvt. Ltd. (“Ebixcash”) entered into several agreements with the most prominent shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz. Further, as part of the overall purchase of Itz, a share purchase agreement between Ebixcash and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for Ebixcash’s purchase of Itz consisted of two individual potential earn-out payments, the first for the period for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). Neither the First Earn-Out nor the Second Earn-Out were achieved pursuant to the terms of the SPA. After correspondence between the parties between September 2019 and May 2020, the former shareholders of Itz (“Sellers”) sent Ebixcash notices of arbitration (“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. Presently, the parties are in the process of selecting arbitrators. The Company believes that each of the Sellers claims is without merit and continues to defend its position vigorously. The Company believes that Ebixcash has several viable counterclaims related to improper termination of the Transaction Documents and violation non-compete provisions.
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

    Business Acquisition Earn-Out Contingencies—A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP- recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target, with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of September 30, 2020, the total of these contingent liabilities was $3.4 million, of which zero is reported in long-term liabilities, and $3.4 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities, and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Note 6: Income Taxes
    The Company recorded a net income tax benefit of $0.2 million (0.64%) and net income tax expense of $2.8 million (3.77%) during the three and nine months ended September 30, 2020, respectively, which included discrete items. Tax benefit of $2.4 million and $1.9 million resulted from certain discrete items related to stock compensation, return to provision adjustments and uncertain tax positions during the three and nine months ended September 30, 2020, respectively. The income tax expense, exclusive of discrete items, was $2.2 million (9.23%) and $4.7 million (6.31%) during the three and nine months ended September 30, 2020, respectively. The Company expects its full year effective tax rate to be in the range of 6% to 7%.
     As of September 30, 2020 and December 31, 2019 a liability of $8.0 million and $9.2 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheets. The Company decreased this liability reserve during the three and nine months ended September 30, 2020 by $1.4 million and $1.2 million, respectively. For the three and nine month periods ended September 30, 2019 there were no reductions to the liability. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

Subsequent to February 29, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES ACT") was signed into law on March 27, 2020. the CARES Act includes income and payroll tax provisions that we are continuing to analyze to determine the financial impact on our condensed financial statements.

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

    The following enterprise-wide information relates to the Company's geographic locations, with almost all geographies being impacted in varying degrees by the COVID-19 pandemic:

	Nine Months Ended	As of	Nine Months Ended	As of
	September 30, 2020	September 30, 2020	September 30, 2019	December 31, 2019
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$219,953	$615,859	$223,962	$700,986
United States	123,750	390,008	136,181	395,225
Australia	23,773	3,254	25,997	3,541
Latin America	11,447	20,038	14,397	17,176
Europe	9,836	22,493	11,005	24,508
Indonesia*	2,714	144	7,177	117
Singapore*	2,944	12,378	5,404	18,282
Philippines*	1,742	684	4,682	729
Canada	3,355	78,635	3,516	7,012
New Zealand	1,277	489	1,504	578
United Arab Emirates*	2,702	59,600	607	59,531
	$403,493	$1,203,582	$434,432	$1,227,685

*Primarily India led businesses for which total revenue was $96.8 million and $227.9 million for the three months and nine months ended September 30, 2020, respectively, and $82.1 million and $238.8 million in the three months and nine months ended September 30, 2019, respectively.

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three and nine months ended September 30, 2020 the Ebix Vayam Limited JV recognized $0 and $397 thousand of revenue from Vayam, respectively. During the three and six months ended September 30, 2019 the Ebix Vayam Limited JV recognized $198 thousand and $444 thousand of revenue from Vayam, respectively. As of September 30, 2020, the Ebix Vayam Limited JV had $18.1 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $11.6 million. As of December 31, 2019, the Ebix Vayam Limited JV had $22.8 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $12.1 million, this provision for doubtful account against receivables due from a public sector entity, BSNL, in India.

    Effective September 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of the EbixHealth JV, and during the three and nine months ended September 30, 2020 the EbixHealth JV recognized $462 thousand and $1.5 million, respectively, of revenue from IHC. During the three and nine months ended September 30, 2019 the EbixHealth JV recognized $660 thousand and $2.2 million, respectively, of revenue from IHC. As of September 30, 2020 and December 31, 2019, the EbixHealth JV had $260 thousand and $335 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and nine months ended September 30, 2020 the Company recognized $29 thousand and $101 thousand revenue from IHC, respectively. During the three and nine months ended September 30, 2019 the Company recognized $20 thousand and $58 thousand revenue from IHC, respectively. As of September 30, 2020 and December 31, 2019, IHC had $17 thousand and $8 thousand of accounts receivable with Ebix. The EbixHealth JV has a $1.8 million note due to IHC. Additionally, based on the final purchase price allocation valuation report for the EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, an indefinite-lived customer relationship, and is recorded at a value of $11.2 million.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 and the year ended December 31, 2019 are reflected in the following table.

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Beginning Balance	$952,404	$946,685
Additions	7,563	17,931
Purchase accounting adjustments	726	741
Foreign currency translation adjustments	(22,013)	(12,953)
Ending Balance	$938,680	$952,404

    The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$95,788	$83,012
Developed technology	19,718	19,979
Dealer network	6,595	6,726
Airport contracts	4,486	4,635
Trademarks	2,678	2,689
Store networks	2,420	2,500
Brand	889	918
Non-compete agreements	757	764
Database	212	212
Backlog	140	140
Total intangibles	133,683	121,575
Accumulated amortization	(80,819)	(74,620)
Finite-lived intangibles, net	$52,864	$46,955

Indefinite-lived intangibles:
Customer/territorial relationships	$27,815	$42,055

As a part of the 2009 acquisition of E-Z Data Ebix recognized a $14.2 million indefinite-lived intangible asset associated with acquired corporate customer relationships. During the third quarter 2020, the Company identified a potential indicator of impairment and performed a quantitative analysis to test for impairment. The Company determined the fair value of the intangible assets exceeded its carrying value, however the Company determined that the intangible asset no longer had an indefinite life. The Company has reclassified the $14.2 million to finite-lived and will amortize the value of this intangible over an estimated remaining useful life of 15 years. In the third quarter of 2020 and each quarter subsequent, Ebix will recognize approximately $237 thousand of amortization related to the E-Z Data corporate customer relationships acquired.
Amortization expense recognized in connection with acquired intangible assets was $2.4 million and $7.1 million for the three and nine month periods ended September 30, 2020, respectively and $2.7 million and $7.9 million for the three and nine month periods ended September 30, 2019.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company capitalizes certain qualifying software and product related development costs associated with the Company’s continuing medical education service offerings, development of the Property and Casualty underwriting insurance data exchange platform servicing the London markets, development of EbixCash’s SaaS-based Asset Management and Collection platforms, development of EbixCash’s single sign on agent and customer portal (including mobile application) and content development work related to the E-Learning business of EbixCash. During the three and nine months ended September 30, 2020 the Company capitalized $1.4 million and $4.6 million, respectively, and $1.5 million and $4.1 million for the three and nine month periods ended September 30, 2019, respectively, of such development costs. At September 30, 2020 and December 31, 2019, a total of $20.4 million and $19.2 million of remaining unamortized development costs are reported on the Company’s Condensed Consolidated Balance Sheets, respectively.

    During the three months ended September 30, 2020 and 2019, the Company recognized $823 thousand and $688 thousand, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2020, the Company recognized $823 thousand and $2.5 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s Condensed Consolidated Statements of Income. During the three and nine month periods ended September 30, 2019, related amortization expense was $688 thousand and $1.9 million, respectively. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products are being amortized over a period of five years as and when the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

    Other current assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Prepaid expenses	$52,918	$51,021
Sales taxes receivable from customers	7,588	6,499
Other third party receivables	3,422	4,785
Credit card merchant account balance receivable	1,251	796
Short term portion of capitalized costs to obtain and fulfill contracts	664	734
Accrued interest receivable	352	176
Other	3,722	3,063
Total	$69,917	$67,074

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2028, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At September 30, 2020, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2020 (Remaining six months)	$1,492	$48	$1,540
2021	4,560	190	4,750
2022	3,357	160	3,517
2023	2,925	99	3,024
2024	1,562	77	1,639
Thereafter	1,662	—	1,662
Total	15,558	574	16,132
Less: present value discount*	(2,038)	(58)	(2,096)
Present value of lease liabilities	13,520	516	14,036

Less: current portion of lease liabilities	(4,392)	(161)	(4,553)
Total long-term lease liabilities	$9,128	$355	$9,483

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $13.6 million and $19.5 million as of September 30, 2020, and December 31, 2019, respectively. The lease cost is recognized in our Condensed Consolidated Statement of Income in the category of General and Administrative and is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating Lease Cost	$1,622	$2,016	$5,472	$6,265
Finance Lease Cost:
Amortization of Lease Assets	41	32	128	76
Interest on Lease liabilities	9	9	30	24
Finance Lease Cost	50	41	158	100
Sublease Income	(113)	(99)	(338)	(521)
Total Net Lease Cost	$1,559	$1,958	$5,292	$5,844

    Other information about lease amounts recognized in our Condensed Consolidated Statement of Income is summarized as follows:

September 30, 2020
Weighted Average Lease Term - Operating Leases	3.7 years
Weighted Average Lease Term - Finance Leases	3.4 years
Weighted Average Discount Rate - Operating Leases	8.2%
Weighted Average Discount Rate - Finance Leases	7.2%

    At September 30, 2020, our lease liability of $14.0 million does not include certain arrangements, which are primarily airport leases, that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $70.0 million as follows:

Year	Commitments
(in thousands)
2020 (Remaining six months)	$6,084
2021	22,784
2022	20,821
2023	20,308
Thereafter	—
Total	$69,997
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the nine months ended September 30, 2020 and 2019 was $11.2 million and $28.0 million, respectively. During the third quarter of 2020, each of these airport leases remains subject to force majeure provisions resulting from COVID-19 and the cessation of the Company's airport operations. These monthly rent payments have been temporarily waived until the Company restarts airport operations. It remains uncertain when and under what conditions each payment abatement will end.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at September 30, 2020.

Note 14: Other Current Liabilities

    Other current liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$26,155	$22,573
Acquisition obligations (upfront purchase and contingent consideration)	3,186	6,762
Total	$29,341	$29,335

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
    Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•Our ability to efficiently and effectively integrate acquired business operations, as discussed in Note 3 of these Condensed Notes to the Condensed Consolidated Financial Statements pertaining to the business acquisitions we have made;
•Our future liquidity needs discussed under “Liquidity and Financial Condition” regarding our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs (refer to Note 4 of the Notes to these Condensed Consolidated Financial Statements, "Debt with Commercial Bank");
•Uncertainties pertaining to the actual ultimate cost of our legal contingencies (refer to Note 5 of the Notes to these Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"); and,
•The MD&A and the analysis of the nine-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
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
    Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. Although we have not experienced a material impact from shifting our employees to a remote work environment, which we primarily attribute to the professionalism of our workforce and our extensive use of technology throughout our business, if the COVID-19 pandemic requires remote working conditions for an increasingly prolonged period of time, it could negatively impact the productivity of our workforce.
    During the nine months ended September 30, 2020, particularly beginning in March, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance and consulting business areas, after certain government restrictions were put in place. This decreased demand for the above-mentioned business areas has continued through the date of this filing. We expect demand variability for our products and services will continue as a result of the COVID-19 pandemic, but the Company cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels. We continue to stay in close contact with our customers to best ensure that we are responding to their needs in the current environment with innovative solutions that will not only be beneficial now but over the long term as well.
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
    Our reported results for the nine-month period ended September 30, 2020 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks that the Company currently faces.
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
    Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
EbixCash Exchanges	$96,772	$82,085	$227,867	$238,770
Insurance Exchanges	42,382	47,385	129,342	141,993
Risk Compliance Solutions	15,151	17,763	46,284	53,669
Totals	$154,305	$147,233	$403,493	$434,432

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Subscription	26%	30%	31%	31%
Transaction-Based	63%	53%	54%	53%
Professional Services/Consulting/Other	11%	17%	15%	16%

Results of Operations — Three Months Ended September 30, 2020 and 2019
Operating Revenue

    During the three months ended September 30, 2020, our total operating revenues increased $7.1 million, or 5%, to $154.3 million as compared to $147.2 million during the third quarter of 2019. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. Countries across the world are re-opening economies, but are doing so in a phased approach that differs in each country and, in many cases, within individual countries. While our travel, foreign exchange and remittance businesses continue to be materially negatively impacted by COVID-19, total revenues increased year-over-year during the third fiscal quarter of 2020 due primarily to strong demand for the Company's payment solutions offerings in India. Reported revenues were negatively impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India and Brazil for the third quarter of 2020) relative to the U.S. dollar. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, reduced reported revenues by $5.9 million for the three months ended September 30, 2020. International revenue accounted for 74.0% and 69.4% of the Company’s total revenue for the three months ended September 30, 2020 and 2019, respectively.
    With respect to business acquisitions completed during the years 2020 and 2019 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues increased 2.1% for the three months ending September 30, 2020 versus the same periods in 2019. The 2020 and 2019 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2019, whereas the Company's reported condensed consolidated financial statements for the three months ended September 30, 2020 and September 30, 2019 only includes the revenues from these businesses since the effective date that they were acquired and consolidated by Ebix, being May 2020 for Trimax and August 2019 for Wallstreet Canada.

    In regards to the pro forma information table in Note 3 and the relative comparative change in pro forma and reported revenues are based on the following premises:

•As detailed above, the 2020 and 2019 pro forma revenue contains actual revenue of the acquired entities before the acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after the acquisition date are only reflected for the period after their acquisition.
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
•The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues.
Cost of Services Provided
    Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $30.8 million, or 56%, to $86.0 million in the third quarter of 2020 as compared to $55.2 million in the third quarter of 2019. For the three months ended September 30, 2020, cost of services as a percentage of total revenues increased to 55.7% of total revenues as compared to 37.5% for the three months ended September 30, 2019. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the increase of gift cards sold within the EbixCash India operations. As a result of the countrywide lockdown in India related to COVID-19, there was increased demand for online payment solutions.  Payment solutions revenues increased by greater than 550% year-over-year in the third quarter ended September 30, 2020 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, the development of new data exchanges for use in the insurance and financial services industries, and across the travel, payment remittance and solutions and currency exchange sectors. Product development expenses decreased $2.5 million, or 22%, to $8.8 million during the third quarter of 2020 as compared to $11.2 million during the third quarter of 2019, primarily due to a decrease in employee-related costs in our India operations.
Sales and Marketing Expenses
    Sales and marketing expenses decreased $0.9 million, or 21%, to $3.4 million in the third quarter of 2020 as compared to $4.3 million in the third quarter of 2019, primarily due to a reduction in business promotion expenses as the Company manages its expenditures during the COVID-19 pandemic, as well as some reductions in personnel expenses, including travel expenses.
General and Administrative Expenses
    General and administrative expenses decreased $26.0 million, or 55%, to $20.9 million in the third quarter of 2020 as compared to $46.9 million in the third quarter of 2019. The year-over-year decrease is primarily due to reduced personnel costs, including travel expenses, of approximately $10 million, reduced rent expense of over $6 million, primarily from COVID-19 related rent waivers in our foreign exchange offices at Indian airports, and reduced bad debt expense recognized in the third quarter of 2020 versus the comparable period in 2019. In the third quarter of 2019 the Company recorded a $12.1 million bad debt reserve against the receivables due from a public sector entity, BSNL, in India.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses decreased $234 thousand, or 6%, to $3.4 million in the third quarter of 2020 as compared to $3.6 million in the third quarter of 2019, primarily due to reduced amortization of certain acquired intangible assets.
Interest Income
    Interest income decreased $70 thousand, or 71%, to $29 thousand in the third quarter of 2020 as compared to $99 thousand in the third quarter of 2019, primarily due to a lower interest rate environment in 2020 versus 2019.
Interest Expense
    Interest expense decreased $3.5 million, or 32%, to $7.5 million in the third quarter of 2020 as compared to $11.0 million in the third quarter of 2019. Interest expense decreased primarily due to decreased LIBOR interest rates in the third quarter of 2020 versus the third quarter of 2019, and a greater than $35 million decrease in the average balance of our working capital facilities for our EbixCash operations in India year over year during the quarter, which carry interest rates of 6.75% to 9.45%. This decrease in working capital facilities was associated with the impact of COVID-19 on operations, and renegotiated customer agreements that improved the Company's payment terms in 2020 relative to 2019.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the three months ended September 30, 2020 in the amount of $597 thousand which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax benefit of $0.2 million (0.64%) during the three months ended September 30, 2020, which included tax benefit of $2.4 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $2.2 million (9.23%) during the three months ended September 30, 2020. The Company expects its full year effective tax rate to be in the range of 6% to 7%
Results of Operations — Nine Months Ended September 30, 2020 and 2019
Operating Revenue
    During the nine months ended September 30, 2020, our total operating revenues decreased $30.9 million, or 7%, to $403.5 million as compared to $434.4 million during the same period in 2019. The decrease in revenues year-over-year was primarily the result of the negative impacts of the COVID-19 global pandemic, particularly within the Company’s travel, foreign exchange, remittance and consulting business areas. For the nine moths ended September 30, 2020 the Company's travel, foreign exchange and remittance business revenues declined by over $100 million year-over-year, a decrease of greater than 60%. Revenues impacted by COVID-19 through September 30, 2020 revenues were substantially offset by an approximately $98 million increase in payment solutions revenues, primarily in India. This substantial increase reflects the strong demand for prepaid cards and other electronic payment solutions since the COVID-19 pandemic arose. Reported revenues were also negatively impacted by the continuing weakening in the foreign currencies in which we conduct operations (particularly in India, Brazil and Australia) relative to the U.S. dollar. The negative impact from foreign exchange rate movements, in the aggregate, reduced reported revenues by $15.9 million for the nine months ended September 30, 2020. International revenue accounted for 69.3% and 68.7% of the Company’s total revenue for the nine months ended September 30, 2020 and 2019, respectively.
    With respect to business acquisitions completed during the years 2020 and 2019 on a pro forma basis, as disclosed in the pro forma financial information table in Note 3, combined revenues decreased 9.0% for the nine months ending September 30, 2020 versus the same periods in 2019. The 2020 and 2019 pro forma financial information assumes that all business acquisitions made during this period were made on January 1, 2019, whereas the Company's reported condensed consolidated financial statements for the six months ended September 30, 2020 only includes the revenues from these businesses since the effective date that they were acquired or consolidated by Ebix, being May 2020 for Trimax and August 2019 for Wallstreet Canada.
    In regards to the pro forma information table in Note 3 and the relative comparative change in pro forma and reported revenues are based on the following premises:

•As detailed above, the 2020 and 2019 pro forma revenue contains actual revenue of the acquired entities before the acquisition date, as reported by the sellers, as well as actual revenue of the acquired entities after acquisition, whereas the reported growth in revenues of the acquired entities after the acquisition date are only reflected for the period after their acquisition.
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
•The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also partially affected reported revenues.
Cost of Services Provided
    Costs of services increased $40.5 million, or 27%, to $192.5 million during the nine months ended September 30, 2020 as compared to $152.1 million during the same period in 2019. For the nine months ended September 30, 2020, cost of services as a percentage of total revenues increased to 47.7% of total revenues as compared to 35.0% for the nine months ended September 30 2019. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly gift cards sold within the EbixCash India operations. As a result of the countrywide lockdown and now partially reopened economy in India related to COVID-19, there was increased demand for online payment solutions.  Payment solutions revenues increased by greater than 350% year-over-year for the year-to-date period ended September 30, 2020 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    Product development expenses decreased $7.4 million, or 22%, to $26.5 million during the nine months ended September 30, 2020 as compared to $33.9 million during the same period in 2019, primarily due to decrease in employee-related costs in our India operations.
Sales and Marketing Expenses
    Sales and marketing expenses decreased $4.3 million, or 29%, to $10.6 million during the nine months ended September 30, 2020 as compared to $14.9 million during the same period in 2019, primarily due to a reduction in business promotion expenses as the Company manages its expenditures during the COVID-19 pandemic, as well as some reductions in personnel expenses, including travel expenses.
General and Administrative Expenses

    General and administrative expenses decreased $35.6 million, or 35%, to $65.6 million during the nine months ended September 30, 2020 as compared to $101.2 million during the same period in 2019. This decrease is primarily due to an approximately $19 million year-over-year reduction in personnel costs, including travel expenses, a greater than $16 million reduction in rent expense in 2020 as compared to 2019, arising primarily from COVID-19 related rent waivers in our foreign exchange offices at Indian airports, and a year-over-year comparative decrease in bad debt expense. In the third quarter of 2019 the Company recorded a $12.1 million bad debt reserve against the receivables due from a public sector entity, BSNL, in India. These reductions in expenses year-over-year were offset in part by changes in the contingent acquisition earn-out accrual, most notably $17.1 million in year-to-date 2019 accrual reductions (ItzCash, Indus and Wdev acquisitions) versus $3.3 million accrual reductions in the year-to-date 2020 period (Miles and Zillious acquisitions). Contingent accrued earn-out acquisition consideration liabilities were adjusted due to re-measurements based on the assessed fair values and changes in anticipated future revenue levels at the applicable re-measurement dates, with the changes reflected as reductions or increases to general and administrative expenses as reported in the Company’s Condensed Consolidated Statements of Income (both 2019 and 2020 adjustments were reductions of total general and administrative expenses).
Amortization and Depreciation Expenses
    Amortization and depreciation expenses decreased $824 thousand, or 8%, to $10.1 million during the nine months ended September 30, 2020 as compared to $11.0 million during the same period in 2019, primarily due to higher depreciation expense in 2019 and more fixed asset write-offs in 2019 versus 2020.
Interest Income
    Interest income decreased $466 thousand, or 81%, to $112 thousand during the nine months ended September 30, 2020 as compared to $578 thousand during the same period in 2019, primarily due to decreases in the comparative balances in interest bearing accounts and an overall lower interest rates in 2020 versus 2019.
Interest Expense
    Interest expense decreased $8.7 million, or 27%, to $23.9 million during the nine months ended September 30, 2020 as compared to $32.6 million during the same period in 2019. Interest expense decreased primarily due to decreased LIBOR interest rates in the year-to-date 2020 period versus the comparable prior 2019 year-to-date period, and a greater than $30 million decrease in the average balance of our working capital facilities for our EbixCash operations in India year over year for the year-to-date period, which carry interest rates of 6.75% to 9.45%. This decrease in working capital facilities was associated with the COVID-19 impact on operations, and renegotiated customer agreements that improved the Company's payment terms in 2020 relative to 2019.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the nine months ended September 30, 2020 in the amount of $112 thousand which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $2.8 million (3.77%) during the nine months ended September 30, 2020, which included tax expense of $1.9 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $4.7 million (6.31%) during the nine months ended September 30, 2020. The Company expects its full year effective tax rate to be in the range of 6% to 7%.
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

    We believe that anticipated cash flows provided by our operating activities, together with current cash and cash equivalent balances, and access to the debt and equity capital markets, if required and available, will be sufficient to meet our projected cash requirements for the foreseeable future, although any projections of future cash needs, cash flows, and the condition of the capital markets related to the availability of debt and equity financing, are subject to substantial uncertainty. The Company is currently in compliance with the financial covenants associated with its current corporate credit facilities.

Our cash and cash equivalents were $88.0 million and $73.2 million at September 30, 2020 and December 31, 2019, respectively. The $4.8 million of restricted fiduciary funds is associated with the EbixHealth JV and pertains to un-remitted insurance premiums and claim funds established for the benefit of various carriers, which are held in a fiduciary capacity until disbursed.
    The free flow of cash from certain countries where we hold significant cash balances may be subject to repatriation tax effects and other restrictions. Specifically, the repatriation of earnings from some of our foreign subsidiaries could result in the application of withholding taxes at that foreign source. The approximate cash, cash equivalents, short-term investments, and restricted cash balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 3, 2020 are presented in the table below:

Country/Region	Cash, Restricted Cash and ST investments
(In thousands)
India	$72,524
United States	17,801
Australia	15,370
Philippines	7,535
Europe	3,149
Singapore	2,330
Canada	1,698
Latin America	1,492
New Zealand	1,186
United Arab Emirates	1,045
Indonesia	587
Mauritius	10
Total	$124,727

    Our current ratio increased to 1.75 at September 30, 2020 from 1.55 at December 31, 2019 and our working capital position increased slightly to $148.6 million at September 30, 2020 from $129.0 million at the end of 2019.

Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
    During the nine months ending September 30, 2020, the Company completed one business acquisition.
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
    Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. The Company has determined that the fair value of the contingent earn-out consideration is zero as of September 30, 2020.
    A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, of the Notes to the Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2020, the total of these contingent liabilities was $3.4 million, of which zero is reported in long-term liabilities, and $3.4 million is included in current liabilities in the Company's Condensed Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities, and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Operating Activities
    Net cash provided by our operating activities was $71.8 million for the nine months ended September 30, 2020. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $72.9 million, $10.1 million of depreciation and amortization, $1.2 million of net loss attributable to a non-controlling interest, $3.5 million of non-cash share-based compensation, $4.6 million of right-of-use assets amortization, $2.5 million of amortization of capitalized software development costs and ($14.5) million of working capital requirements, offset by $3.3 million of gains recognized with respect to reduced contingent earn-out liabilities. During the nine months ended September 30, 2020, the Company made $8.0 million of tax payments.

    Net cash provided by our operating activities was $60.2 million for the nine months ended September 30, 2019. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $75.1 million, $(6.6) million of net loss attributable to a non-controlling interest, a ($17.1) million impact of non-cash gains recognized by reducing certain earn-out contingent liabilities, $11.0 million of depreciation and amortization, a $10.6 million impact from changes in the allowance for doubtful accounts, a ($13.0) million impact from trade and service provider receivables, a ($17.4) million impact from payables and accrued expenses, a 27.9 million impact from changes in other assets and liabilities, $2.5 million of non-cash share-based compensation, $5.2 million of right-of-use assets amortization, and $1.9 million of amortization of capitalized software development costs. During the nine months ended September 30, 2019, the Company made $7.4 million of tax payments.

Investing Activities

    Net cash used for investing activities during the nine months ended September 30, 2020 was $39.2 million, and consisted primarily of $12.5 million used for acquisition-related payments for acquisitions consummated in prior periods, $4.6 million for software development costs that were capitalized, $1.5 million for capital expenditures and increases in marketable securities of $20.6 million (specifically bank certificates of deposit).

    Net cash used for investing activities during the nine months ended September 30, 2019 was $93.3 million, and consisted of $109.0 million used for acquisition-related activity, $5.9 million used primarily for capital expenditures in India and $4.1 million used for software development costs that were capitalized. Partially offsetting these outflows was $25.7 million from the net maturities of marketable securities (specifically bank certificates of deposit).

Financing Activities
    During the nine months ended September 30, 2020, net cash used by financing activities was $34.7 million, which consisted primarily of a $19.9 million reduction in EbixCash working capital facilities in India, $15.1 million used to make scheduled payments on the existing term loan and $6.9 million of quarterly dividends to our common stockholders. Partially offsetting these financing cash outflows was $1.4 million of cash proceeds from draws on the revolving line of credit.

    During the nine months ended September 30, 2019, net cash provided by financing activities was $18.3 million, which consisted of $13.5 million provided by the Company's revolving credit facility, $31.1 million provided by the working capital facilities in India, and $6.0 million of net proceeds from short term third party loans as a part of EbixCash operations. Partially offsetting the cash inflows were $6.9 million to pay quarterly dividends to our common stockholders, $13.0 million used to repurchase shares of our common stock, $11.3 million used to make the scheduled payments against the existing term loan and $962 thousand used for other payments of long term debt.

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

    At September 30, 2020, the outstanding balance on the revolving line of credit under the Credit Agreement was $439.4 million and the facility carried an interest rate of 3.50%. The revolving line of credit balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2020, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $438.8 million and $439.4 million, respectively.

    At September 30, 2020, the outstanding balance on the term loan was $261.1 million, of which $22.6 million is due within the next twelve months. $15.1 million of scheduled amortization payments were made during the nine months ended September 30, 2020. This term loan also carried an interest rate of 3.50%. The current and long-term portions of the term loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $238.5 million, respectively, at September 30, 2020.
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
    The Company determines revenue recognition by applying the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
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

Risk Compliance Solutions ("RCS")

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The  Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2020 and 2019, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(35.9) million and $10.9 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $15.9 million and $12.4 million for the nine months ended September 30, 2020 and 2019, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2020, the Company had $700.5 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $261.1 million term loan, and a $439.4 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based LIBOR related interest rate, and stood at 3.50% at September 30, 2020. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 basis point increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.5 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the nine months ended September 30, 2020 were $115.5 million and its existing cash balances as of September 30, 2020 were $88.0 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 basis point decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $223 thousand and $227 thousand for the nine months ended September 30, 2020 and 2019, respectively.
    There were no other material changes to our market risk exposure during the nine months ended September 30, 2020 and 2019. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2019 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2020. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint"). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020 (the “Credit Facility”). The Complaint, as amended, alleges that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleges fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the Credit Agreement and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. Ebix and Merger Sub deny any liability and intend to defend the action vigorously.
On May 12, 2017, Ebix Software India Pvt. Ltd. (“Ebixcash”) entered into several agreements with the most prominent shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz. Further, as part of the overall purchase of Itz, a share purchase agreement between Ebixcash and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for Ebixcash’s purchase of Itz consisted of two individual potential earn-out payments, the first for the period for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). Neither the First Earn-Out nor the Second Earn-Out were achieved pursuant to the terms of the SPA. After correspondence between the parties between September 2019 and May 2020, the former shareholders of Itz (“Sellers”) sent Ebixcash notices of arbitration (“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. Presently, the parties are in the process of selecting arbitrators. The Company believes that each of the Sellers claims is without merit and continues to defend its position vigorously. The Company believes that

Ebixcash has several viable counterclaims related to improper termination of the Transaction Documents and violation non-compete provisions.

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

    The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration and severity of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, the length of time it takes for normal economic and operating conditions to resume, and other unintended consequences. This impact could include, but is not limited to, the following:

•changes in our revenues and customer demand: Our revenues and profitability have been materially impacted during the year-to-date period ending September 30, 2020 compared to the comparable prior year period, and we expect they will continue to be materially adversely affected, particularly as a large percentage of EbixCash's revenue is derived from travel-related services.
•our workforce: The COVID-19 outbreak has also caused us to reduce and furlough employees in order to right size our EbixCash business. These actions could create risks, including but not limited to, our ability to manage the size of our workforce given uncertain future demand.

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

    There were no share repurchases during the fiscal third quarter nor year-to-date period ended September 30, 2020, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million.

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
3.3
Amended and Restated Bylaws of Ebix, Inc., effective immediately following the Company’s Annual Meeting of Stockholders, held on January 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 18, 2020).

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

Ebix, Inc.
Date:	November 9, 2020	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)