Form 10-K
period 2020-12-31
EBIX INC
filed 2021-04-27
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15946
Ebix, Inc.
(Exact name of registrant as specified in its charter)

Delaware		77-0021975
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification Number)

1 Ebix Way
Johns Creek,	Georgia	30097
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (678) 281-2020
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol (s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	EBIX	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15U.S.C 7262(b0) by the registered public accounting firm that prepared or issued its audit report.                      ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 23, 2021, the number of shares of Common Stock outstanding was 30,942,871. As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the Nasdaq Global Capital Market on such date, was approximately $500 million (for this purpose, the Company has assumed that directors, executive officers are affiliates, as well as holders of more than 10% of the Company’s common stock that have indicated some intent to exercise control).

EBIX, INC.

SAFE HARBOR REGARDING FORWARD-LOOKING STATEMENTS

As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
    This Form 10-K contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding future economic conditions, operational performance and financial condition, liquidity and capital resources, acceptance of the Company's products by the market, potential acquisitions and management's plans and objectives. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seek,” “plan,” “project,” “continue,” “predict,” “will,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
    Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to:
•the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties;
•our ability to raise additional financing to support our capital requirements;
•the impact of restrictive covenants in our senior secured syndicated credit facility;
•our ability to make new business acquisitions and integrate such acquired businesses into our operations;
•pricing and other competitive pressures and the Company's ability to gain or maintain share of sales as a result of actions by competitors and others;
•our ability to develop new products and respond to rapid technological changes;
•disruptions in internet connections and the protection of information transmitted over the internet;
•changes in estimates in critical accounting judgments;
•the effective protection of our intellectual property;
•changes in or failure to comply with laws and regulations, including accounting standards,
•taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions;
•exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in Singapore, Australia and India wherein we have significant operations);
•volatility in equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; and
•international conflict, including terrorist acts.

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

PART I

Item 1. BUSINESS
Company Overview
    Ebix, Inc. (“Ebix”, the “Company,” “we” or “our”), a Delaware corporation, was founded in 1976 as Delphi Systems, Inc. In December 2003, the Company changed its name to Ebix, Inc. The Company is listed on the Nasdaq Global Market ("Nasdaq").
    The Company has its worldwide headquarters in Johns Creek, Georgia, and also has domestic and international operations spread across over 50 offices. The countries in which the Company has operating facilities and offices, include, among others, Australia, Brazil, Canada, India, Indonesia, New Zealand, Philippines, Singapore, the United Kingdom ("U.K."), United Arab of Emirates and the United States of America ("United States" or "U.S."). In these locations, Ebix employs skilled technology and business professionals who provide products, services, support and consultancy services to thousands of customers in approximately 70 countries across six continents.

    The Company’s technology vision is to focus on the convergence of all insurance and financial exchange channels, processes and entities for seamless data flow. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance professionals manage distribution, marketing, sales, customer service, and accounting activities.
    Ebix's goal is to be a leading facilitator of insurance and financial transactions in the world. The Company strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges and requirements. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, applications software, and web and application hosting to meet the individual needs of organizations. In the Insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing Software-as-a-Service ("SaaS") enterprise solutions in the area of customer relationship management ("CRM"), front-end & back-end systems, outsourced administrative and risk compliance.
    The Company’s EbixCash Exchanges (“EbixCash”) division has developed into an integral and leading source of our revenue and profits. With a "Phygital” strategy that combines over 320,000 physical distribution outlets in India and many Associations of Southeast Asian Nations (“ASEAN”) countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in the areas of domestic & international money remittance, foreign exchange (Forex), travel, pre-paid & gift cards, utility payments, software solutions for lending and wealth management, etc. in India and other markets. EbixCash’s Forex operations have emerged as a leader in India’s airport Forex business with operations in 20 international airports, including Delhi, Mumbai, Hyderabad, Chennai and Kolkata, combined conducting over $4.8 billion in gross transaction value per year (pre-COVID-19). EbixCash’s inward remittance business in India processes approximately $5 billion in gross annual remittance volume (pre-COVID-19) and is the clear market leader. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 200,000 agents, 25 branches and over 9,800 corporate clients, combined processing an estimated $2.5 billion in gross merchandise value per annum (pre-COVID-19).
The Company’s E-learning solutions are provided to schools across the breadth of India with the goal of educating students in classrooms through high quality 2-D and 3-D animation and multimedia learning.
    During the year ended December 31, 2020, approximately 91% of Ebix revenues came from EbixCash and Insurance Exchanges. International revenue accounted for 73.4% and 68.6% of the Company’s total revenue for the twelve months ended December 31, 2020 and 2019, respectively.

Acquisition & Integration Strategy

    While not entirely critical to our future profitability or liquidity, the Company views acquisitions as an integral part of its growth strategy, an efficient way to further expand its reach, and an effective utilization of the operating cash generated from the Company's business. We are strategic and selective when making acquisitions. We look to make complementary accretive acquisitions as and when the Company has sufficient liquidity, stable cash flows, and, if necessary, access to financing at attractive interest rates.

    The Company seeks to acquire businesses that complement Ebix's existing products and services. Any acquisition made by Ebix typically will fall into one of two different categories: (i) the acquired company has products and/or services that are competitive to our existing products and services; or (ii) the acquired company's products and services are either a complement to or an extension of our existing products and services or our core business competencies.

    In cases where an acquired company's products and services are competitive to our existing products and services, upon acquisition, the Company immediately strives towards the goal of providing a single product or service in the functional area with a common code base around the world, rather than having multiple products addressing the same need. In each case, the Company immediately works towards assimilating the best of breed functionality on a common architecture. The Company's goal remains to provide easy-to-use solutions for our customer base, while ensuring that any product or service integrates seamlessly with other existing or outside functionalities. Regardless of whether the acquired company's product/service is retired, or the existing Ebix product/service is retired, the Company is focused on maximizing operational efficiency for our business while creating cutting-edge products and services that make future product sales more robust and maintenance more efficient.

    Once an acquisition is consummated, the infrastructure, human resources, sales, product management, development, and other common functions are integrated with our existing operations to ensure that efficiencies are maximized and redundancies eliminated. We generally do not maintain separate sales, development, product management, implementation or quality control functions following the closing of any acquisition. The Company integrates and, where appropriate, centralizes certain key functions, such as product development, information technology, marketing, sales, finance, administration, and quality assurance, immediately after an acquisition to ensure that the Company can maximize cost efficiencies. Simultaneously with the integration of any acquired company, the Company's resources and infrastructure are leveraged to work across multiple functions, products and services, making it neither practical nor feasible to precisely track and disclose separately the specific earnings impact from the business combinations we have executed after they have been acquired. Consequently, the concept of “acquisitive growth” versus “organic growth” becomes obscured given the dynamics and underlying operating principals of Ebix's acquisition, integration, and growth strategy. This tactic is a key part of our business strategy that facilitates high levels of efficiency, operating income margins and consistent end-to-end vision for our business. Our plan is to make niche acquisitions in the insurance, international financial exchange, e-learning, and healthcare sectors, integrate them seamlessly into the Company and make them efficient by implementing Ebix's standardized processes, with the goal of increasing operating profits and cash flows for the Company.

    In many of the acquisitions made by the Company there are contingent consideration terms associated with the achievement of certain designated revenue targets for the acquired Company. This structure allows us to follow through with our integration strategy, while enabling the acquired company to be eligible for revenue-based contingent purchase consideration. Accordingly, we are able to maximize operational productivity while allowing the principals of the acquired company to maximize the potential economics from the sale process.

    The Company's integration strategies are targeted at improving the efficiency of our business, centralizing key functions, exercising better control over our operations, and providing consistent technology and product vision across all functions, entities and products. This is a key part of our business philosophy designed to enable Ebix to operate at a high level of efficiency and facilitate a consistent end-to-end strategic vision for the industries we serve.

Recent Strategic Business Acquisitions

During the year ended December 31, 2020 the Company completed two business acquisitions, as follows:

Trimax- Effective May 4, 2020, Ebix acquired from bankruptcy India-based Trimax, which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. Additionally, Ebix issued preferred shares in Trimax to the selling shareholders that can be sold five years from the closing of the acquisition based on an independent valuation performed by a Big 4 valuation firm. The maximum potential value of the preferred shares is approximately $9.9 million. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

AssureEdge- Effective October 1, 2020 the Company acquired a 70% interest in AssureEdge Global Services (“AssureEdge”) for a total purchase price of approximately $5.0 million, including net working capital acquired. AssureEdge is pan-India based business process outsourcing ("BPO") company, with a variety of BPO offerings via six contact centers across India. It serves a number of industries and clients that have cross-selling value for EbixCash services. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

    During the year ended December 31, 2019 the Company completed three business acquisitions, as follows:
    Wallstreet Canada - Effective August 23, 2019, Ebix acquired Canada-based Wall Street Finance (Canada) Ltd. ("Wallstreet Canada"), a foreign exchange and outward remittance service provider, for approximately $2.1 million of upfront consideration inclusive of net acquired working capital.
    Essel Forex - Effective January 1, 2019, Ebix acquired the assets of India-based Essel Forex Limited ("Essel Forex"), for approximately $8.7 million, plus possible future contingent earn-out payments of up to $721 thousand based on revenues. Ebix funded the entire transaction in cash using its internal cash reserves. Essel Forex is a large provider of foreign exchange services in India with a wide spectrum of related products, including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for corporate clients. The earn-out period expired on December 31, 2019 and the acquired business did not meet the requisite revenue target, so no earn out payment was due or paid.
    Zillious - Effective January 1, 2019, Ebix acquired an 80% controlling stake in India-based Zillious Solutions Private Limited ("Zillious") for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed to milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. The Company determined that the fair value of the contingent earn-out consideration was zero as of September 30, 2020 and at December 31, 2020.
Industry Overview
    The insurance and financial industry markets have initiatives to reduce paper-based processes and facilitate efficiencies of both the back-end and the consumer-end (front-end) sides of processes. This evolution has involved all industry constituents and is directly impacting the manner in which various products are distributed. Management believes that both industries will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across world markets.
Products and Services
    The Company reports as a single segment. The Company’s revenues are derived from three product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended
	December 31,
(In thousands)	2020	2019	2018
EbixCash Exchanges	388,293	319,953	217,457
Insurance Exchanges	178,111	190,067	192,604
Risk Compliance Solutions	59,205	70,595	87,765
Totals	$625,609	$580,615	$497,826
    Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 14 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K. See Item 1A (Risk Factors) for discussion of certain risks related to our foreign operations.
    The Company’s product and service strategy focuses on: (a) expansion of connectivity between all entities via its EbixCash and EbixExchange family of products in the financial, foreign currency exchange, travel, life, health, workers compensation, risk management, annuity and property and casualty ("P&C") sectors; (b) worldwide sales and support of P&C back-end insurance and broker management systems; (c) worldwide sale, customization, development, implementation and support of its P&C back-end insurance carrier system platforms; (d) risk compliance solution services, which include insurance certificate origination, certificate tracking, claims adjudication call center, consulting services and back office support; and (e) e-governance/e-learning solutions in emerging world markets. Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry, including carriers, brokers, exchanges and standards-making bodies.

    Ebix’s revenue streams come from three product/service channels, as discussed in the following paragraphs. The Company derives its revenues primarily from our financial transaction fees, software subscription and transaction fees, software license fees, risk compliance solution services fees, and professional service fees, including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications.
EbixCash Exchanges ("EbixCash")

    EbixCash revenues are primarily derived from the sales of prepaid gift cards and consideration paid by customers for financial transaction services, including services like transferring or exchanging money. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

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

    The main services from which EbixCash derives revenue are as follow:

Gift Cards

    EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partner(s) and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $140). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2020 are not significant to the financial results of the Company and are recorded as deferred revenues in the financial results.

EbixCash Travel Exchanges

    EbixCash Travel revenues are derived from commissions and transaction fees received from various travel providers and international exchanges involved in the sale of travel to the consumer. EbixCash Travel revenue is for a single performance obligation and is recognized at a point in time. Travel revenues include: (i) reservation commissions, segment fees from global travel exchange providers, and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our reservation services; (ii) ancillary fees, including travel insurance-related revenues and certain reservation booking fees; and (iii) credit card processing rebates and customer processing fees. EbixCash Travel services include the sale of hotel rooms, airline tickets, bus tickets and train tickets. EbixCash’s Travel revenue is also derived from ticket sales, wherein the commissions payable to EbixCash Travel, along with any transaction fees paid by travel providers and travel exchanges, is recognized as revenue after completion of the service. The transaction price on such services is agreed upon at the time of the purchase.

    EbixCash Travel revenue for the corporate MICE (Meetings, Incentives, Conferences, and Exhibitions) packages is recognized at full purchase value at the completion of the obligation, with the corresponding costs recorded under direct expenses. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

EbixCash Money Transfer

    For the EbixCash money transfer business, EbixCash has one performance obligation whereupon the customer engages EbixCash to perform one integrated service. This performance obligation typically occurs instantaneously when the beneficiary entitled to receive the money transferred by the sender visits the EbixCash outlet and collects the money. Accordingly, EbixCash recognizes revenue upon completion of the following: (i) the customer’s acknowledgment of EbixCash’s terms and conditions and the receipt of payment information; (ii) the money transfer has been processed; (iii) the customer has received a unique transaction identification number; and (iv) funds are available to be picked up by the beneficiary. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by EbixCash to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated.

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

Consumer Payment Services

    EbixCash offers several different bill payment services that vary by considerations, including among other factors: (i) who pays the fee to EbixCash (consumer or biller); (ii) whether the service is offered to all potential consumers, or only to those for which EbixCash has a relationship with the biller; and (iii) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’ payments and simplifies the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

EbixCash Technology Services

    EbixCash also offers on-demand technology to various providers in the area of lending, wealth and asset management, and travel across the world.

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

Risk Compliance Services ("RCS")

    RCS revenues consist of two revenue streams - Certificates of Insurance ("COI") and Consulting Services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These are transactional-based revenues. Consulting Services revenues are driven by distinct consulting service engagements rendered to customers for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

    The Company provides services to issue and track certificates of insurance in the U.S. and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

Consulting Services

    The Company provides consulting services to clients around the world for project management and development. Consulting services fees are generally earned on either a time and materials or a fixed fee basis. Revenues for time and materials are recognized using an output method as the services are rendered, while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.

Product Development

The Company focuses on maintaining high quality product development standards. Product development activities include research and the development of platform and/or client specific software enhancements, such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies, or developing and maintaining the Company’s websites.
The Company has spent $35.3 million, $45.3 million, and $39.1 million during the years ended December 31, 2020, 2019 and 2018, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the EbixCash, Insurance Exchange, broker systems, carrier systems, and RCS product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
Competition
We believe Ebix is the only company worldwide in insurance and financial software markets that provides services in all three of our above listed revenue channels. Conversely, though, this also means that in each of these areas Ebix has different competitors. In fact, in most of these areas Ebix has a different competitor locally in each region in which it operates. In our Insurance Exchange and EbixCash operations Ebix often has a different competitor on each line of exchange in each country, but the scale of these entities is often very limited.
     The Company has centralized worldwide product development, intellectual property rights development and software and system development operations in Dubai, Singapore, and India. With its strong focus on quality, our Indian operations deliver cutting-edge solutions for our customers across the world. India is rich in technical skills and the cost structure is significantly lower as compared to the U.S. Ebix continues to expand its India operations as a learning center of excellence, with a strong focus on hiring skilled professionals with expertise in insurance systems and software applications. This focus on building this knowledge base, combined with the ability to hire more professional resources in India's lower cost structure, has enabled Ebix to consistently protect its knowledge base and to deliver projects in a cost-effective fashion. The following is a closer and more detailed discussion of our competition in each of these three main channels.
EbixCash

With a "Phygital” strategy that combines over 320,000 physical distribution outlets in India and many Associations of Southeast Asian Nations (“ASEAN”) countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in the areas of domestic & international money remittance, Forex, travel, pre-paid & gift cards, utility payments, software solutions for lending and wealth management, etc. in India and other markets. EbixCash’s Forex operations have emerged as a leader in India’s airport foreign exchange business with operations in 20 international airports, including Delhi, Mumbai, Hyderabad, Chennai and Kolkata, combined conducting over $4.8 billion in gross transaction value per year (pre-COVID-19). EbixCash’s inward remittance business in India processes approximately $5 billion in gross annual remittance volume (pre-COVID-19) and is the clear market leader. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 200,000 agents, 25 branches and over 9,800 corporate clients, combined processing an estimated $2.5 billion in gross merchandise value per annum (pre-COVID-19).

EbixCash Forex (EbixCash World Money): EbixCash’s Forex operations have emerged as a dominant leader in India’s Forex industry, with operations in 20 international Indian airports and 10 ports serving hundreds of corporate customers, hotels, Duty Free Shops, temples, educational institutes etc.

EbixCash World Money is now the largest non-bank foreign exchange operation in India in all business segments, including the retail, corporate and bank notes businesses. The company holds a more than 30% market share in the student segment (part of retail), wherein students' overseas education expenses are processed by EbixCash World Money. EbixCash World Money is the largest non-bank corporate Forex provider in the country with more than 2,200 corporate relationships. Competition is fragmented and is comprised of banks such as ICICI Bank and HDFC Bank, along with money exchange companies such as Thomas Cook.

Currently, EbixCash is the single largest money exchange operator at airports in India. EbixCash World Money is also the largest bank note aggregator amongst non-banks, dealing in over 80 different currencies, the highest by any non-bank entity in the business segment.

The EbixCash inward remittance business continues to hold a dominant position in India and is the principal agent for large Money Transfer Operations ("MTOs") such as Western Union, Moneygram, Ria, and Transfast. EbixCash processed more than six million transactions in 2020. EbixCash is the largest network partner for Western Union globally and an exclusive partner for Moneygram in India. EbixCash also processes over 65% of all Ria transactions in India through its agent network.
EbixCash Travel & Holidays: EbixCash Travel and Holidays is a 360-degree holiday and travel solutions enterprise with a holistic focus on delivering exceptional travel experience in all genres such as holiday, travel, airline, luxury train travel/holidays, buses, cabs, MICE, sporting events, and others.
Indian travel business enterprises are categorized in the regional and national domain as focused on either a channel, a genre, a product or a demography, and by whether or not allied products, such as Forex & insurance, are offered. MakeMytrip, a relatively new entrant in the pan India holidays space, compared to Thomas Cook & SOTC has consistently focused on online bookings for holiday/vacation travel. Contrarily, Thomas Cook and SOTC have invested to strengthen their offline presence and market penetration. Thomas Cook is a leading holiday/vacation player that offers Forex services. SOTC has also been active in the holiday/vacation travel market. Most other players have limited scale compared to EbixCash Travel, Thomas Cook and SOTC.
Insurance Exchanges
    Ebix operates a number of insurance exchanges and the competition for each of those exchanges varies within each of the regions in which Ebix operates.
    Life Insurance Exchange: Ebix operates a straight-through processing end-to-end Life Exchange service that has three life insurance exchanges in the U.S.: WinFlex, TPP, and LifeSpeed. WinFlex is an exchange for pre-sale life insurance illustrations between brokers and carriers. TPP is an underwriting and highly customized electronic application platform for Life insurance, and LifeSpeed is an order entry platform for life insurance. Each of these exchanges is presently deployed in the U.S. and the Company is also continuing to deploy them in other parts of the world. Ebix has two main competitors in the life exchange area: iPipeline and Insurance Technologies. Ebix differentiates itself by virtue of having an end-to-end solution in the market, with all exchanges being interfaced with other broker systems and customer relationship management ("CRM") services such as SmartOffice. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange: Ebix operates a straight-through processing end-to-end Annuity Exchange service that has three annuity insurance exchanges in the U.S.: AnnuityNet, AMP and AN4. These exchanges are platforms for annuity transactions between brokers, carriers, broker general agents (“BGAs”), and other entities involved in annuity transactions. These exchanges are mainly deployed in the U.S.; however, the Company endeavors to deploy it in other parts of the world, such as Latin America and Australia. Ebix has deployed its AN4 service that was fully developed internally by Ebix, is highly scalable and customizable, and can be delivered over the cloud. Ebix has one main competitor in the annuity exchange area, iPipeline. Ebix differentiates itself from this competitor by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with broker systems and customer relationship management (CRM) services such as SmartOffice. Ebix exchanges transact the largest amount of annuity premiums of any single exchange in the U.S.
    SmartOffice: Ebix’s customer relationship management exchange, SmartOffice, is designed to address the specific needs of insurance companies, general agents, banks, financial advisors and investment dealers. Smart Office is tightly integrated into the EbixExchange Life, Health, P&C and Annuity exchanges as a means to make end-to-end enterprise-wide information exchange seamless for our clients. This insurance industry specific domain expertise gives Ebix a competitive advantage in the CRM area over our competitors, such as Salesforce.com, iPipeline, and Redtail.
    Employee Benefits: Ebix currently provides employee benefit and health insurance exchange services using four platforms: Facts, LuminX, HealthConnect and EbixEnterprise. EbixEnterprise, which we developed internally, is the most recent Enterprise Health Exchange being deployed by Ebix across all 50 states. These platforms are sold to health carriers and third party administrators. These platforms provide a full range of services, such as employee enrollment, claims adjudication, accounting, employee benefits administration accounting and compliance. The HealthConnect insurance quoting portals service the individual and small group marketplace. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest employee benefits software player in the market in the US, while there are other smaller size competitors, such as BenefitFocus and Ultimate Software.
    A.D.A.M. Health Solutions: Ebix provides multimedia health content, training, patient education, and continuing education that targets large diversified websites, doctors, consumer health portals, country governments, hospitals, healthcare, biomedical, medical device, pharmaceutical, and education organizations. A.D.A.M.’s competitors are a variety of health content companies, such as Healthwise, Staywell, Elsevier and Santovia, who are primarily focused on the U.S. markets.

A.D.A.M. content is available in English, Spanish, as well as other languages in Asia, Europe, the Middle East and South America.

Risk Compliance Services (RCS)
    Ebix’s focus in this channel pertains to business process outsourcing services that include providing domain intensive project management, system consulting services and claims adjudication/settlement services to clients across the world. Additionally, Ebix RCS has the market leading business for the creation and tracking of certificates of insurance issued in the U.S. and Australian markets. The RCS Channel also consists of Broker and Carrier P&C systems.
    Ebix's RCS channel focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. Ebix's RCS COI business services are enabled by the Company’s SaaS-based proprietary software. Ebix’s RCS COI service offerings currently cater to Fortune 500 companies in the U.S. Ebix’s RCS COI service offering has one main competitor in the U.S., Applied Systems. Due to the highly fragmented market, the Ebix RCS COI service offering also has a number of smaller competitors, such as Datamonitor, CMS, and Exigis.
    Ebix operates P&C exchanges in Australia, New Zealand, the U.K., and the U.S. All of these exchanges are targeted to the areas of personal and commercial lines, and facilitate the exchange of insurance data between brokers and insurance carriers. Ebix continues to deploy these exchanges in the United States, Asia, Europe, Latin America, and Africa. There is presently little competition in the P&C exchange area in Australia and New Zealand. Our competitive differentiation exists by virtue of having an end-to-end solution offering in the market allowing our exchanges to be interfaced with multiple broker systems.
    Ebix has four P&C broker system offerings worldwide: Ebix Evolution, eGlobal, WinBeat and EbixASP. The competition for these broker systems varies within each of the regions in which Ebix provides such products and services.
    Ebix Evolution and eGlobal are sold throughout the world. Both systems are multilingual and multi-currency and support country-specific legislative and taxation requirements. These systems are available in a number of languages, such as English, Chinese, Japanese, French, Portuguese, and Spanish. Both Ebix Evolution and eGlobal are targeted to the medium and large P&C brokers around the world, and are available for Cloud or On-Premise deployment. Competition tends to be different in each country, with no single competitor having a global offering. The two systems compete with home grown systems and regional players in each country. Their competitive advantage and uniqueness stems from its multilingual and multi-currency functionality, as well as end-user customization support. Both systems have a uniform common code base globally that allows Ebix to easily tailor features and functionality to customer needs (ease of activating/deactivating functionality).
    WinBeat is a Policy Management System (back-end broker system) targeted to the general insurance broking sector and is primarily sold in Australia. WinBeat is targeted at small- to medium-sized P&C brokers. The product at present is available only in English and can be deployed in a few hours with minimal training. WinBeat competes in Australia with local vendors, such as Brokers Advantage and Steadfast Insight. Ebix has deployed WinBeat to emerging insurance markets, such as Papua New Guinea and some of the Pacific Islands, with possible future deployment to other regional markets in the future.
    Ebix's broker systems (Ebix Evolution, eGlobal and WinBeat) customer base spans over 600 of the approximately 750 P&C brokers in Australia, an 80% market penetration of the P&C broker systems.
    EbixASP is Ebix’s P&C broker systems offering for the U.S. markets. The service is designed around the ACORD insurance standards used in the U.S. EbixASP has two main competitors in the U.S., specifically Vertafore and Applied Systems.
In the Carrier P&C Systems, Ebix has two system offerings for P&C carriers, Ebix-Advantage and Ebix Advantage Web. Ebix-Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix-AdvantageWeb is designed to be multi-currency and multilingual and is deployed in Brazil, the U.K. and the U.S. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, Accenture and specialty medical malpractice players like Delphi.
Intellectual Property
    Ebix seeks protection under federal, state and foreign laws for strategic or financially important intellectual property developed in connection with our business. We regard our software as proprietary, adhere to open architecture industry standards and attempt to protect our software with copyrights, trade secret laws and restrictions on the disclosure and transferring of title. Certain intellectual property, where appropriate, is protected by contracts, licenses, registrations, or other protections. Despite these precautions, it may be possible for third parties to copy aspects of the Company’s products or, without authorization, to obtain and use information which the Company regards as trade secrets.
Employees
    As of December 31, 2020, the Company had 9,802 employees worldwide and is presented in the table below. None of the Company’s employees are presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to generally be good.

Number of Employees
India	8,640
United States	476
Latin America	369
Australia	100
Indonesia	62
Philippines	60
Europe	45
Singapore	16
United Arab Emirates	14
Canada	10
New Zealand	10
9,802
Human Capital
The Company's workforce is global in nature, with the majority of our employees in India. We are subject to various employment laws and regulations based on the country in which our employees are located. The CEO and other global senior leaders of Ebix shared human resource responsibilities include providing effective programs related to staffing, employee recruiting and development, compensation and benefits, and compliance. We compensate employees through a competitive compensation program that includes base salary or hourly wage, health and life insurance, retirement benefits, paid time off and long-term incentives for key management. As each country’s employment environment is different we may use different competitive recruitment and retention tools to meet the rules and regulations and market dynamics to serve the needs of our business.

Our success is dependent upon our ability to attract, develop, and retain qualified employees. We are committed to building a culture of diversity, professional growth, and high performance through offering our employees challenging and engaging growth opportunities that contribute to their overall career development. We also strive for a culture where different viewpoints are valued and individuals are treated fairly so that the Company can attract and retain the best talent.

Diversity and Inclusion: The Company believes that its rich culture of diversity and inclusion enables it to create, develop and fully leverage the strengths of its workforce to exceed customer expectations and meet its growth objectives. The Company places a high value on diversity and inclusion, recruiting and retaining staff with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results.

During 2020 the company implemented procedures to ensure employee safety due to the COVID-19 pandemic. The company made operational changes which allowed for a more flexible and mobile workforce around the globe. In some cases, in locations where it was strategically and operational appropriate we have moved to a full time work from home environment. Some of the safety focus responses to the COVID-19 pandemic in 2020 around the world were:

• Adding work from home flexibility in multiple locations around the globe;
• Adjusting attendance policies to encourage those who are sick to stay home;
• Increasing cleaning protocols across all locations;

• Initiating communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
• Implementing temperature screening of employees;
• Establishing new physical distancing procedures for employees who need to be on site;
• Providing additional personal protective equipment and cleaning supplies;
• Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
• Prohibiting all domestic and international non-essential travel for all employees; and
• Requiring masks to be worn in all locations where allowed under local law.

Information About Executive Officers
    The following persons serve as our executive officers as of April 23, 2021:

Name	Age	Position	Officer Since
Robin Raina	54	Chairman, President, and Chief Executive Officer	1998
Steven M. Hamil	52	Corporate Executive Vice President & Chief Financial Officer	2020
Graham Prior	64	Corporate Executive Vice President International Business & Intellectual Property	2012
Leon d'Apice	64	Corporate Executive Vice President & Managing Director - Ebix Australia Group	2012
James Senge Sr.	60	Senior Vice President EbixHealth	2012
    There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
    ROBIN RAINA, 54, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999, and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

    STEVEN M. HAMIL, 52, serves as the Company's Corporate Executive Vice President and the Company's Global Chief Financial Officer. He joined the Company in this position in April 2020. Prior to joining the Company and since 2013, Mr. Hamil served at Regions Financial Corporation as a Senior Vice President and Managing Director in the technology, media and communications and defense and governments services banking group. Prior to this position he served as Senior Vice President and Senior Client Manager at BBVA USA and its predecessor company, Compass Bancshares Inc., from 2010 to 2013. From 2000 to 2009, Mr. Hamil held multiple positions at Wachovia Capital Markets, LLC, the latest being a Director within the Loan Syndications/Leverage Finance group. Earlier in his career, Mr. Hamil was the Senior Vice President of Finance and Chief Accounting Officer at Movie Gallery, Inc., and held positions at Bank of America Corporation and Ernst & Young Global Limited. Mr. Hamil is a certified public accountant (inactive - State of Alabama) and holds both a B.S. in Business Administration (Accounting) from the University of Alabama (summa cum laude) and a Masters of Business Administration from Duke University's Fuqua School of Business.

    GRAHAM PRIOR, 64, was made an executive officer of the Company in 2012. He serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore,

New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.

    LEON d’APICE, 64, was made an executive officer of the Company in 2012. He serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia business unit.

    JAMES SENGE, SR., 60, was made an executive officer of the Company in 2012. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008 when the Company acquired Acclamation Systems, Inc. ("Acclamation"). Mr. Senge had been employed by Acclamation since 1979. During his over 30 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

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

Summary

Below is a summary of the risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below starting with “Risks Related To Our Business and Industry” and should be carefully considered, together with other information in this Form 10-K.

•    Our business may be materially adversely impacted by U.S. and global market and economic conditions, particularly adverse conditions in the insurance and financial services industries.
•    We may not be able to secure additional financing to support capital requirements when needed.
•    Our Credit Facility contains provisions that could materially restrict our business.
•    Any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.

•    We may not be able to develop new products or services necessary to effectively respond to rapid technological changes.
•    The markets for our products and services are and will likely become even more highly competitive, and our competitors may be able to respond quicker to new or emerging technology and changes in customer requirements.
•    Our current customers might not purchase additional software solutions, renew maintenance agreements or purchase additional professional services, or they might switch to other product or service offerings (including competitive products).
•    Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may be unable to successfully implement our business plan.
•    Our product development cycles and sales cycle are variable and often lengthy, depend upon many factors outside our control, and require us to expend significant time and resources prior to generating associated revenues.
•    We generally regard our intellectual property and software as critical to our success, and we may not be able to effectively or efficiently protect our intellectual property.
•    If we infringe on the proprietary rights of others, our business operations may be disrupted, and any related litigation could be time consuming and costly.
•    We depend on the continued services of our senior management and our ability to attract and retain other key personnel.
•    If we do not effectively manage our geographically dispersed workforce, we might not be able to run our business efficiently and successfully.
•    COVID-19 has disrupted, and may continue to disrupt, our business and financial performance.
•    Our revenue from our gift card business grew significantly during the COVID-19 pandemic and may not continue at that level after the lockdowns are lifted as the risks of the pandemic decrease.
•    Cybersecurity threats continue to increase in frequency and sophistication and a successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data, which could disrupt our business, force us to incur excessive costs or cause reputational harm.
•    A substantial portion of our assets and operations are located outside of the U.S. and we are subject to regulatory, tax, economic, political and other uncertainties in other foreign countries in which we operate.
•    Our international business activities and processes expose us to numerous and often conflicting laws and regulations, policies, standards or other requirements and sometimes even conflicting regulatory requirements, and to risks that could harm our business, financial position, profit, and cash flows.
•    We conduct money transfer transactions in some regions that are politically and economically volatile, which could increase our cost of operating in those regions.
•    A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.
•    Changes in the method pursuant to which LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.
•    New legislation that would change U.S. or foreign taxation of business activities, including the imposition of tax based on gross revenue, could harm our business and financial results
•    Our financial position and operating results may be adversely affected by the changing U.S. Dollar rates and fluctuations in other currency exchange rates.
•    The rapid spread of contagious illnesses can have an adverse effect on our business and results of operations.
•    Principal shareholders may be able to exert control over our future direction and operations.
•    Provisions in our articles of incorporation, bylaws, Delaware law as well as the Amended SAR Agreement with Mr. Robin Raina may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable by our shareholders.
•    If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud which could cause our stockholders to lose confidence in our financial results, which could harm our business and the market value of our common shares.
•    The nature of our business requires the application of complex revenue and expense recognition rules that require management to make estimates and assumptions and the current legislative and regulatory environment affecting GAAP is uncertain which could affect our financial statements going forward.
•    We may be exposed to risks relating to the resignation of our prior registered public accounting firm.
•    The costs and effects of litigation, investigations or similar matters involving us or our subsidiaries, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
•    Government investigations may require significant management time and attention, result in significant legal expenses or damages and cause the Company's business, financial condition, results of operations and cash flows to suffer.

•    Federal Trade Commission laws and regulations that govern the insurance industry could expose us or the agents, brokers and carriers with whom we conduct business in our online marketplace to legal penalties.
•    Potential liabilities under the Foreign Corrupt Practices Act could have a material adverse effect on our business.
•    We are not in compliance with the requirements of Nasdaq for continued listing, and if Nasdaq does not concur that we have adequately remedied our non-compliance with Nasdaq Listing Rule 5250(c)(1), our common stock may be delisted from trading on Nasdaq, which could have a material adverse effect on us and our shareholders.
•    Quarterly and annual operating results may fluctuate, which could cause our stock price to be volatile.

Risks Related To Our Business and Industry

Our business may be materially adversely impacted by U.S. and global market and economic conditions, particularly adverse conditions in the insurance and financial services industries.

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance and financial services industries. Given the concentration of our business activities in these industries, we may be particularly exposed to certain economic downturns affecting these industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile particularly in the face of the ongoing coronavirus disease 2019 (“COVID-19”) pandemic. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which our customers operate. A poor economic environment (including as a result of continuing negative impacts of COVID-19) could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors' products or may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company, and either has a poor economic outlook or discontinues operations.

We may not be able to secure additional financing to support capital requirements when needed.

We may need to raise additional funds in the future to fund new product development, further organic growth initiatives, acquire new businesses, or for other purposes. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are unavailable on acceptable terms, we may be unable to meet our strategic business objectives or compete effectively, and the future growth of our business could be adversely impacted. The Company maintains a senior secured syndicated credit facility, dated as of August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank, as administrative agent and collateral agent, and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility"). Subsequent to the resignation of our prior registered public accounting firm, RSM US LLP ("RSM") and the Company’s inability to file this Form 10-K by its due date, the Company and the requisite lenders under the Credit Facility entered into Amendment No. 11 and Amendment No. 12 to the Credit Facility in March 2021 and April 2021, respectively, to provide, among other things, certain covenant relief and we may need to seek additional relief in the future. Failure to comply with the covenants contained in our Credit Facility or the occurrence of certain other events described in the Credit Facility (if not waived or further amended) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Facility. Any event of default under our Credit Facility could have a material adverse impact on the Company.

In addition, if additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership and economic interests, and the newly issued securities may have rights superior to those of our common stock. If additional funds are raised by our issuance of debt, we may be subject to significant market risks related to interest rates, and operating risks regarding limitations on our activities.

Our Credit Facility contains provisions that could materially restrict our business.

Our Credit Facility contains certain covenants, including with respect to (i) certain permitted restricted payments and investments, and (ii) certain reporting requirements. These covenants include, among others, limitations on making acquisitions, loans or other investments, disposition of assets, payment of dividends and other restricted payments. The Credit Facility also requires us to comply with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, which we may not be able to achieve. In addition, the requisite lenders under the Credit Agreement must make a good faith determination of whether there had been a "Material Circumstance" (as defined and further described in Amendment No. 12), which determination (if any) may only be made within a specified period described by Amendment No. 12 and is subject to certain cure rights of the Company. These covenants may limit our ability to plan for or react to market conditions or meet capital needs or could otherwise restrict our activities or business plans. These restrictions also could adversely affect our ability to make strategic acquisitions, fund investments or engage in other business activities that could be in our interest. The Company’s failure to meet these covenants or comply with these restrictions could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility” and Note 22 to the Notes to Consolidated Financial Statements for additional discussion of our Credit Facility and its covenants.

Further, our ability to comply with these covenants may be affected by events beyond our control that could result in an event of default under our Credit Facility, or documents governing any other existing or future indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under the Credit Facility. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Our future growth may depend in part on acquiring other businesses in our industry.

We expect continued growth, in part, by making business acquisitions. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or otherwise engage in other appropriate business investments or arrangements that we believe will strengthen the Company. However, the continued success of our acquisition program will depend on our ability to find and buy attractive businesses at a reasonable price, to obtain any lender consents required under our Credit Facility, to access the requisite financing resources, if needed, and to integrate acquired businesses into our existing operations. Our ability to do so is not assured and may be limited by a number of factors, including the covenants in our Amended Credit Facility.

Any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.

Future business acquisitions subject the Company to a variety of risks, including those risks associated with an inability to efficiently integrate acquired operations, higher incremental cost of operations, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies, whether within anticipated time frames or at all. One or more of these risks, if realized, could have an adverse impact on our operations. Among the integration issues related to acquisitions are:

•potential incompatibility of business cultures;
•potential delays in integrating diverse technology platforms;
•potential need for additional disclosure controls and internal controls over financial reporting;
•potential difficulties in coordinating geographically separated organizations;
•potential difficulties in re-training sales forces to market all of our products across all of our intended markets;
•potential difficulties implementing common internal business systems and processes;
•potential conflicts in third-party relationships; and
•potential loss of customers and key employees and the diversion of the attention of management from other ongoing business concerns.

We may not be able to develop new products or services necessary to effectively respond to rapid technological changes.

To be successful we must adapt to rapidly changing technological and market needs, by continually enhancing and introducing new products and services to address our customers' changing demands. The marketplace in which we operate is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, shifting distribution channels, and changing customer demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting our market, and we may be unable to effectively adapt to these changes.

The markets for our products and services are and will likely become even more highly competitive, and our competitors may be able to respond quicker to new or emerging technology and changes in customer requirements

We operate in highly competitive markets. In particular, the online insurance distribution market, like the broader electronic commerce market, is rapidly evolving and highly competitive. Our insurance software business also experiences competition from certain large hardware suppliers that sell systems and system components to independent agencies and from small independent developers and suppliers of software, who sometimes work in concert with hardware vendors to supply systems to independent agencies. Pricing strategies and new product introductions and other pressures from existing or emerging competitors could result in a loss of customers or a price rate increase or decrease for our services different than past experience. Our internet-facilitated businesses may also face indirect competition from insurance carriers that have subsidiaries which perform in-house agency and brokerage functions.

Some of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. In addition, we believe we will face increasing competition as the online financial services industry develops and evolves. Our current and future competitors may be able to:

•undertake more extensive marketing campaigns for their brands and services;
•devote more resources to website and systems development;
•adopt more aggressive pricing policies; and
•make more attractive offers to potential employees, online companies and third-party service providers.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically twelve to thirty-six months. As a result, most of the revenue we report in each quarter reflects the subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter; however, any such decline will negatively impact our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our attrition rate, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may be unable to successfully implement our business plan.

    We continue to experience significant growth in our customer base and personnel, which has placed a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our internal infrastructure, data center capacity, research, customer support, and development will be required to scale our operations and increase productivity in order to address the needs of our customers, further develop and enhance our services, and expand into new geographic areas. Any additional investments required to service our customers will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

We regularly upgrade or replace our various software systems. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems or in migrating away from our existing applications and systems, our operations and our ability to manage our business could be negatively impacted.

    Our success depends, in part, upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

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

The typical sales cycle for our solutions and services is lengthy and unpredictable, requires substantial pre-purchase evaluations by a significant number of persons in our customers’ organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers and industry analysts and consultants about the use and benefits of our solutions.

We generally regard our intellectual property and software as critical to our success, and we may not be able to effectively or efficiently protect our intellectual property.

We rely on copyright laws and licenses and nondisclosure agreements to protect our proprietary rights, as well as the intellectual property rights of third parties whose content we license. However, it is not possible to prevent all unauthorized uses of these rights. We cannot provide assurances that the steps we have taken to protect our intellectual property rights, and the rights of those from whom we license intellectual property, are adequate to deter misappropriation or that we will be able to detect unauthorized uses and take timely and effective steps to remedy unauthorized conduct. In particular, a significant portion of our revenue is derived internationally, including in jurisdictions where protecting intellectual property rights may prove to be more challenging than in the U.S. To prevent or respond to unauthorized uses of our intellectual property, we might be required to engage in costly and time-consuming litigation and we may not ultimately prevail.

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

Our future success is substantially dependent on the continued services and contributions of our senior management and other key personnel, particularly Robin Raina, our President, Chief Executive Officer, and Chairman of the Board. Since becoming Chief Executive Officer in 1999, Mr. Raina's strategic direction and vision for the Company and the implementation of such direction have been instrumental in our profitable growth. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees. The inability to attract and retain key skilled personnel could harm our business.

If we do not effectively manage our geographically dispersed workforce, we might not be able to run our business efficiently and successfully.

    Our success is dependent on the appropriate alignment of our internal and external workforce planning processes, adequate resource allocation and our location strategy with our general strategy. We have employees located in India, the U.S., Brazil, Australia, Indonesia, the Philippines, the U.K., Singapore, the United Arab Emirates, Canada and New Zealand. Managing such a diverse and widely spread work force can be difficult and demanding for management. It is critical that we manage our internationally dispersed workforce (both internal and external) effectively, taking short- and long-term workforce and skill requirements into consideration. Changes in headcount and infrastructure needs, as well as local legal or tax regulations, could result in a mismatch between our expenses and revenue. Failure to manage our geographically dispersed workforce effectively could hinder our ability to run our business efficiently and successfully and could have an adverse effect on our business, financial position, profit, and cash flows.

Risks Related to the Ongoing COVID-19 Pandemic

COVID-19 has disrupted, and may continue to disrupt, our business and financial performance.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. Since then, the outbreak of COVID-19 throughout the world, including North America, Europe and Asia, has adversely impacted the U.S. and global economies. We have experienced and expect to continue to experience disruptions to our business due to COVID-19. Governmental authorities and public health officials have recommended and mandated varying countermeasures to slow the outbreak, including shelter-in-place orders, restrictions on travel, and the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly.

At this time, the full impact of COVID-19 on our business cannot be fully predicted due to numerous uncertainties and future developments, including the duration and severity of the outbreak in individual geographies we operate, travel restrictions and business closures, the effectiveness of vaccines and other actions taken to contain the disease, the timing of economic and operational recovery, and other unpredictable consequences. This impact has included and might continue to include, but is not limited to: (i) changes in our revenues and customer demand - our revenues and profitability were materially impacted during 2020 compared to the prior year periods, and we expect they will continue to be materially adversely affected, particularly as a large percentage of EbixCash's revenue is derived from travel-related services; and (ii) our workforce - the COVID-19 outbreak has also caused us to reduce and furlough employees in order to right size our EbixCash business. These actions have created risks, including but not limited to, our ability to manage the size of our workforce given uncertain future demand.

Our business, particularly EbixCash, is generally subject to and impacted by, international, national and local economic conditions and travel demands. The COVID-19 pandemic has resulted in and may continue to result in a material adverse effect on the demand for worldwide travel, and therefore, has had and may continue to have a material adverse effect on our business and results of operations. Additionally, continued unemployment has and may continue to negatively influence consumer spending. We do not expect economic and operating conditions for EbixCash to improve until consumers are able and fully willing to travel.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above for at least the next six months, each of which would continue to adversely impact our business and results of operations. To the extent that the COVID-19 outbreak continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in this Risk Factors section.

We may not realize any or all of our estimated cost savings, which may have a negative effect on our results of operations.

Throughout the COVID-19 crisis, we have identified and taken advantage of several areas that present opportunities for cost savings and efficiencies to potentially improve our results of operations while our business is being impacted, including improved working capital management, primarily through a reduction in staffing, compensation, and other discretionary expenses. However, there can be no assurance that these cost savings and efficiencies will continue. These and any future spend reductions, if any, may also negatively impact our other initiatives or our efforts to grow our business in a recovery, which may negatively impact our future results of operations and increase the burden on existing management, systems and resources.

Our revenue from our gift card business grew significantly during the COVID-19 pandemic and may not continue at that level after the lockdowns are lifted as the risks of the pandemic decrease.

During 2020, our revenue from the payment solutions offerings in India (primarily prepaid gift cards), increased by more than $200 million year over year to approximately $256 million, a 590% year-over-year growth. The increased demand for prepaid gift cards in India was primarily due to: (i) COVID-19, which has facilitated increased online and electronic commerce due to restrictive lockdowns in 2020; (ii) changes in regulations by the Reserve Bank of India related to debit cards, which has shifted demand in the market towards prepaid gift cards; and (iii) the Company's increased marketing efforts around the prepaid gift card business. There can be no assurance that this level of revenue will continue once the lockdowns are lifted and economies begin to open back up from the effects of COVID-19 or if there are new regulations adopted that impact the use of gift cards or debit cards.

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets related to COVID-19.

We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill, indefinite-lived and definite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We have concluded that there was no impairment of goodwill or definite-lived intangibles in 2020; however, the Company determined in the 4th quarter 2020 as part of its annual goodwill and intangible impairment analysis that the IHC customer indefinite-lived intangible had been impaired. The Company record a $6.2 million impairment expense (see Note 1 to the Notes to Consolidated Financial Statements for detailed disclosure information). If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets related to the disruption of business caused by COVID-19 in 2021 or beyond, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

Risks Related to Our Conduct of Business on the Internet

Our software solutions are deployed through cloud-based implementations, and if such implementations are compromised by data security breaches or other disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.

Our software solutions typically are deployed in cloud-based environments, in which our products and associated services are made available using an internet-based infrastructure. In cloud deployments, the infrastructure of our customers’ third-party service providers may be vulnerable to hacking incidents, other security breaches, computer viruses, telecommunications failures, power loss, other system failures and similar disruptions. Any of these occurrences, whether intentional or accidental, could lead to interruptions, delays or cessation of operation of the servers of our customers’ third-party service providers, and to the unauthorized use or access of our software and proprietary information and sensitive or confidential data stored or transmitted by our products. The inability of our customers’ service providers to provide continuous access to their hosted services, and to secure their hosted services and associated customer information from unauthorized use, access or disclosure, could cause us to lose customers and to incur significant liability, and could harm our reputation, business, financial condition and results of operations.

We face risks in the transmittal of individual health-related and other personal information.

We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health-related information. Any significant breakdown, invasion, destruction or interruption of our information technology systems and infrastructure by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in the loss or theft of personal health information or other data subject to privacy laws or disrupt our information systems or business. While we have invested in the protection of our data and information technology to reduce these risks, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems. Additionally, the controls implemented by third-party service providers may not prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. The consequences of the outlined risk above would include damage to our reputation and additional costs to address and remediate any problems encountered, as well as litigation and potential financial penalties.

Any disruption of our internet connections could affect the success of our internet-based products and services.

Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website could result in reduced user traffic and reduced revenue. Continued growth in internet usage could cause a decrease in the quality of internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide internet network infrastructure. If these outages, delays or service disruptions frequently occur in the future, usage of our web-based services could grow slower than anticipated or decline and we may lose revenues and customers. If the internet data center operations that host any of our websites or web-based services were to experience a system failure, the performance of our website or web-based services would be harmed. These systems are also vulnerable to damage from fire, floods, and earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins and similar events. The controls implemented by our third-party service providers may not prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. In addition, our users depend on internet service providers, online service providers and other website operators for access to our website. These providers could experience outages, delays and other difficulties due to system failures unrelated to our systems.

Cybersecurity threats continue to increase in frequency and sophistication. A successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data, which could disrupt our business, force us to incur excessive costs or cause reputational harm.

The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from intentional attacks by malicious third parties. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. Our cyber liability insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Consumer fraud could adversely affect our business, financial condition and results of operations.

Malicious third parties are using increasingly sophisticated methods to engage in illegal activities such as identity theft, fraud and paper instrument counterfeiting. As we make more of our services available over the internet and other digital media, we subject ourselves to new types of consumer fraud risk due to more complex requirements relating to consumer authentication with internet services. Additionally, the COVID-19 pandemic has led to increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.

Our industry is under increasing scrutiny from federal, state and local regulators in the U.S. and regulatory agencies in many other countries in connection with the potential for consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to further regulatory intervention and reputational and financial damage. This increased regulatory scrutiny, in turn, could lead to additional government enforcement actions and investigations, reduce the use, renewal and/or acceptance of our services or increase our compliance costs and, thereby, have a material adverse impact on our business, financial condition and results of operations.

Uncertainty in the marketplace regarding the use of internet users' personal information, or legislation limiting such use, could reduce demand for our services and result in increased expenses.

Concern among consumers and legislators regarding the use of personal information gathered from internet users could create uncertainty in the marketplace. This concern could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or otherwise harm our business. Many state insurance codes limit the collection and use of personal information by insurance agencies, brokers and carriers or insurance service organizations.

Risks Related To Foreign Operations

Our international operations are subject to a number of risks that could affect our revenues, operating results, and growth.

We market our products and services internationally and plan to continue to expand our internet-based services to locations outside of the U.S. We currently conduct operations in Australia, Canada, New Zealand, Brazil, Dubai, India, Indonesia, the Philippines, New Zealand, Singapore and the U.K., have product development activities in India, Singapore and Dubai and call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:

•the impact of recessions in foreign economies on the level of consumers' insurance shopping, financial transactions and purchasing behavior;
•greater difficulty in collecting accounts receivable;
•difficulties and costs of staffing and managing foreign operations;
•reduced protection for intellectual property rights in some countries;
•burdensome regulatory requirements;
•trade and financing barriers, and differing business practices;
•potentially adverse tax consequences; and
•economic instability or political unrest such as crime, strikes, riots, civil disturbances, terrorist attacks and wars.

A substantial portion of our assets and operations are located outside of the U.S. and we are subject to regulatory, tax, economic, political and other uncertainties in other foreign countries in which we operate.

We have significant offshore operations in foreign countries, including Australia, Brazil, Canada, Dubai, India, Indonesia, New Zealand, Singapore, the Philippines and the U.K. Wages in these countries have historically increased at a faster rate than in the U.S. The continuation of this trend in the future will result in increased labor costs that could potentially reduce our operating margins. Also, there is no assurance that in future periods competition for skilled workers will not drive salaries higher in these countries, thereby resulting in increased costs for our technical professionals and potentially reduced operating margins.

Some of these countries have experienced problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. Government actions concerning these countries’ economies could have a material adverse effect on private sector entities like us. In the past, certain Governments have provided significant tax incentives and relaxed certain regulatory restrictions to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, changes in government leadership or changes in policies in these countries that result in the elimination of any of the benefits realized by us or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition.

Our international business activities and processes expose us to numerous and often conflicting laws and regulations, policies, standards or other requirements and sometimes even conflicting regulatory requirements, and to risks that could harm our business, financial position, profit, and cash flows.

    We are a global company and currently market our products and services in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, United Arab Emirates, the U.K. and the U.S., amongst other countries. Our business in foreign countries is subject to numerous risks inherent in international business operations. Among others, these risks include:

•Data protection and privacy regulations regarding access by government authorities to customer, partner, or employee data;
•Data residency requirements (the requirement to store certain data only in and, in some cases, also to access such data only from within a certain jurisdiction);
•Conflict and overlap among tax regimes;
•Possible tax constraints impeding business operations in certain countries;
•Expenses associated with the localization of our products and compliance with local regulatory requirements;
•Discriminatory or conflicting fiscal policies;
•Operational difficulties in countries with a high corruption perception index;
•Works councils, labor unions, and immigration laws in different countries;
•Difficulties enforcing intellectual property and contractual rights in certain jurisdictions;
•Country-specific software certification requirements;
•Compliance with various industry standards; and
•Market volatilities or workforce restrictions due to changing laws and regulations resulting from political decisions (e.g. Brexit, government elections)

    As we expand into new countries and markets, these risks could intensify. The application of the respective local laws and regulations to our business is sometimes unclear, subject to change over time, and often conflicting among jurisdictions. Compliance with these varying laws and regulations could involve significant costs or require changes in products or business practices. Non-compliance could result in the imposition of penalties or cessation of orders due to alleged non-compliant activity. We do not believe we have engaged in any activities sanctionable under these laws and regulations, but governmental authorities could use considerable discretion in applying these statutes and any imposition of sanctions against us could be material. One or more of these factors could have an adverse effect on our operations globally or in one or more countries or regions, which could have an adverse effect on our business, financial position, profit, and cash flows.

We conduct money transfer transactions in some regions that are politically and economically volatile, which could increase our cost of operating in those regions.

We conduct money transfer transactions in some regions that are politically volatile and economically unstable, which could increase our cost of operating in those regions. For example, it is possible that our money transfer services or other products could be used in contravention of applicable law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and/or criminal fees and penalties, inability to settle due to currency restrictions or volatility, or other restrictions on our business operations. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment and significant changes in international migration patterns could adversely affect our business, financial condition and results of operations. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, trade wars, terrorism or health emergencies) that make migration of work abroad more difficult could adversely affect our money transfer remittance volume or growth rate.

Additionally, sustained weakness in global economic conditions caused by COVID-19 could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns could reduce money transfer transaction volumes and therefore have an adverse effect on our business, financial condition and results of operations.

Changes in the method pursuant to which LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

    On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”) has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Following the implementation of any reforms to LIBOR or the methods pursuant to which LIBOR rates are determined, or other benchmark rates that may be enacted in the U.K. or elsewhere, the manner of administration of such benchmarks may change, with the result that such benchmarks may perform differently than in the past, such benchmarks could be eliminated entirely, or there could be other consequences which cannot be predicted. Under the Company's Credit Facility, loans bear interest at a rate based on either (i) a fluctuating base rate, which, under certain circumstances may be set based on LIBOR and (ii) an Adjusted LIBOR rate (subject to certain interest rate floors). If LIBOR is phased out, we may be required to renegotiate with our lenders to establish a new interest rate (the “LIBOR Successor Rate”). We can give no assurance that we and the requisite lenders under our Credit Facility will be able to agree on a LIBOR Successor Rate. If we and our lenders cannot agree on a LIBOR Successor Rate, our ability to draw upon the Company's Credit Facility may be materially impacted.

Our earnings may be adversely affected if we change our intent not to repatriate foreign earnings or if such earnings become subject to U.S. tax on a current basis.

We have earnings outside of the U.S. Other than amounts for which we have already accrued U.S. taxes, we consider foreign earnings to be indefinitely reinvested outside of the U.S. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we may have to accrue taxes associated with such earnings at a substantially higher rate than our projected effective income tax rate, and we may be subject to additional tax liabilities in certain foreign jurisdictions in which we operate. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.
New legislation that would change U.S. or foreign taxation of business activities, including the imposition of tax based on gross revenue, could harm our business and financial results
    Reforming the taxation of international businesses has been a priority for some U.S. politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and could harm our business and financial results. For example, the Tax Cuts and Jobs Act (the “Tax Act”), was enacted in December 2017, significantly reformed the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities.

    In addition, many jurisdictions and intergovernmental organizations have been discussing proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Some jurisdictions have enacted, and others have proposed, taxes based on gross receipts applicable to digital services regardless of profitability. The Organization for Economic Co-operation and Development (the “OECD”) has been working on a proposal that may change how taxable presence for digital services is defined and result in the imposition of taxes based on net income in countries where we have no physical presence. We continue to examine the impact these and other tax reforms may have on our business. The impact of these and other tax reforms is uncertain and one or more of these or similar measures may adversely affect our business.

    Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, and changes in foreign currency exchange rates. Significant judgment is required in evaluating and estimating our tax expense and liabilities. In the ordinary course of our business there are many transactions and calculations for which the ultimate tax determination is uncertain. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on the application and administration of the Tax Act. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by lower than anticipated earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or due to changes in tax laws, regulations, and income tax accounting principles in the domestic and foreign jurisdictions in which we operate. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes requires significant judgment, and there are some transactions for which the ultimate tax treatment is uncertain. Although we believe our estimates are reasonable and appropriate, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. The tax rates in the foreign jurisdictions in which the Company operates could increase and have a significant impact on the Company's financial results.

Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
    The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate for the fourth quarter of 2017 and in 2018. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The OECD has been working on a Base Erosion and Profit Shifting Project, issued in 2015, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates E.U. state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities and expiring tax holiday benefits, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

Our financial position and operating results may be adversely affected by the changing U.S. Dollar rates and fluctuations in other currency exchange rates.

We will be exposed to currency exchange risk with respect to the U.S. dollar in relation to the foreign currencies in the countries where we conduct operations because a significant portion of our operating expenses are incurred in foreign countries. This exposure may increase as we expand in foreign countries.

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

Our certificate of incorporation and bylaws, and the provisions of Delaware law may delay, prevent or otherwise increase the difficulty of our acquisition by means of a tender offer, a proxy contest, open market purchases, removal of incumbent directors and otherwise. These provisions, which are summarized below, are expected to discourage coercive takeover practices and inadequate takeover bids, and to encourage persons seeking to acquire control of us to first negotiate with us. We are subject to the “business combination” provisions of Section 203 of the Delaware General Corporation Law. In general, those provisions prohibit a publicly held Delaware corporation from engaging in various “business combination” transactions with any interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

•The transaction is approved by the board of directors prior to the date the interested stockholder obtained interested stockholder status;
•Upon consummation of the transaction that resulted in the stockholder's becoming an interested stockholder, the stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced; or
•On or subsequent to the date the business combination is approved by the board of directors, it is authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

These provisions could prohibit or delay mergers or other takeover or change of control attempts with respect to us and, accordingly, may discourage attempts to acquire us.

The Company has an Amended SAR Agreement with Mr. Robin Raina which could have the effect of discouraging or making more difficult an acquisition or change of control of the Company even in situations that may be viewed as desirable by our shareholders.

    On April 10, 2018, the Company entered into a Stock Appreciation Right Award Agreement, which was amended on May 7, 2019 (the “Amended SAR Agreement”) with Robin Raina, the Company’s Chairman, President and Chief Executive Officer. The Amended SAR Agreement replaced the Acquisition Bonus Agreement (the “ABA”) between the Company and Mr. Raina, dated July 15, 2009. At the time that Mr. Raina and the Company entered into the ABA, the Board had concluded that Mr. Raina’s retention was critical to the future success and growth of the Company and, consequently, the Board’s intention in entering into the ABA was to ensure that Mr. Raina would be appropriately rewarded for his contributions to the Company prior to an Acquisition Event (as defined below), as well as to further motivate Mr. Raina to maximize the value received by all stockholders if the Company were to be acquired. The Amended SAR Agreement also recognizes Mr. Raina’s critical role in the future success and growth of the Company.

Upon the effective date of the original SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event (as defined in the Amended SAR Agreement), each of the SARs entitles Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with an Acquisition Event over the base price of $7.95. Mr. Raina will only be entitled to receive a payment with respect to the SARs if he is employed by the Company at the time of an Acquisition Event or was terminated by the Company without cause within the 180-day period immediately preceding an Acquisition Event. The

Amended SAR agreement further provides that if an Acquisition Event occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause (as defined in the Amended SAR Agreement), 1,000,000 SARs will be deemed accrued and will be eligible to vest on the closing date of the Acquisition Event, which number will be increased by 750,000 SARs beginning on the first anniversary of the effective date of the Amended SAR Agreement and each anniversary thereafter (subject in each case to Mr. Raina’s continued employment on each anniversary date), until 100% of the SARs (including any Shortfall Grants) have accrued and are eligible to vest on the closing date of an Acquisition Event that occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause; provided, however, that, (i) no additional SARs will accrue following the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, (ii) any accrued SARs will be forfeited if an Acquisition Event does not occur prior to the tenth anniversary of the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, and (iii) all of the SARs will be forfeited if Mr. Raina’s employment terminates for any other reason prior to the closing date of an Acquisition Event.

    Annually, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Board shall determine whether a “shortfall” (as defined in the SAR Agreement) existed as of the end of the immediately preceding fiscal year. In the event the Board determines that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). A “shortfall” will exist if the number of Mr. Raina’s shares is less than 20% of the total of (a) the number of SARs, plus (b) the number of outstanding shares reported by the Company in its audited financial statements as of the end of the immediately preceding fiscal year, minus (c) the number of shares paid, awarded or otherwise received by Mr. Raina from the Company as compensation after April 10, 2018, including any shares received as a result of Mr. Raina exercising stock options granted after April 10, 2018 or the grant or vesting of restricted stock or settlement of RSUs granted to Mr. Raina after April 10, 2018, but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants.

    In the event that an Acquisition Event had occurred on December 31, 2020, and assuming that the stockholders of the Company received Net Proceeds of $37.97 per share (the closing price of the Company’s common stock on December 31, 2020) in connection with the Acquisition Event, Mr. Raina would have received a $178.7 million payment with respect to the SARs upon the occurrence of the Acquisition Event, determined by multiplying the number of SARS by the excess of the Net Proceeds per share over the base price of $7.95 per share.

Risks Related To Accounting and Financial Statements

We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets.

Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with those property and casualty insurance carriers in Australia using our property and casualty data exchange. At December 31, 2020, we had $949.0 million of goodwill and $21.6 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the Consolidated Financial Statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the market value of our common shares.

Effective internal controls over financial reporting are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires us to evaluate and report on the effectiveness of our internal controls over financial reporting and have our independent auditors issue their own opinion regarding the effectiveness of our internal control over financial reporting and related disclosures. While we continually undertake efforts to maintain an effective system of internal controls and compliance with SOX, we cannot always be certain that we will be successful in maintaining adequate control over our financial reporting and related financial processes. Furthermore, as we grow our business, our internal control structure may become more complex, and could possibly require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness or significant deficiency in our controls over financial reporting, the disclosure of that fact, even if immediately remedied, could significantly reduce the market value of our common stock. In addition, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such weaknesses, and management may not be able to remediate the same in a timely manner.

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

While we believe that our financial statements have been prepared in accordance with GAAP, we cannot predict with certainty the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the timing of recognition of license revenue and other revenue sources, our reported revenues and results of operations could be significantly impacted. Additionally, the accounting rules and regulations that we must comply with are complex. The Financial Accounting Standards Board (the “FASB”) and the SEC, or other accounting organizations or governmental entities frequently issue new pronouncements or new interpretations of existing accounting standards. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Changes in accounting standards, how the accounting standards are interpreted, or the adoption of new accounting standards, particularly concerning revenue recognition, can have a significant effect on our reported results, and could even retroactively affect previously reported transactions and financial statements, and may require that we make significant changes to our systems and operational policy, processes and controls.

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

We may be exposed to risks relating to the resignation of our prior registered public accounting firm.

    As previously disclosed by the Company in its Current Report on Form 8-K filed with filed with the SEC on February 19, 2021 (the “February 19 8-K”), on February 15, 2021, the Company received notice from its registered public accounting firm, RSM, that RSM resigned effective immediately. As further described in the February 19, 2021 8-K, RSM informed the Company that it was “resigning as a result of being unable, despite repeated inquiries, to obtain sufficient appropriate audit evidence that would allow it to evaluate the business purpose of significant unusual transactions that occurred in the fourth quarter of 2020, including whether such transactions have been properly accounted for and disclosed in the financial statements subject to the Audit.”

    As further described in the February 19, 2021 8-K, from the time that RSM was initially engaged through its resignation, other than as provided above and described in the February 19, 2021 8-K, there were no (i) disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii), reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K. Nevertheless, we may discover future deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us or subsequent testing by our independent registered public accounting firm. If we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Risks Related to Litigation and Regulation

The costs and effects of litigation, investigations or similar matters involving us or our subsidiaries, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition. Our insurance may not cover these costs.

We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in “Part I, Item 3 - Legal Proceedings” and “Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Commitments and Contingencies” of this Report. We cannot predict the outcome of these or any other legal matters. In the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering directors' and officers' liability are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Government investigations may require significant management time and attention, result in significant legal expenses or damages and cause the Company's business, financial condition, results of operations and cash flows to suffer. The Company could face additional governmental investigations, could incur substantial costs to defend any such investigations and be required to pay damages, fines and penalties, or incur additional expenses or be subject to injunctions as a result of the outcome of such investigations. The unfavorable resolution of one or more matters could adversely impact the Company.

The Company has been subject to government investigations in the past and may be subject to new government investigations in the future. The amount of time needed to resolve any such investigations is uncertain, and the Company cannot predict the outcome of any such investigations. Subject to certain limitations, the Company is obligated to indemnify current and former directors, officers and employees in connection with any such governmental investigations, inquiries, or actions. Such matters could require the Company to expend significant management time and incur significant legal and other expenses, result in civil and criminal actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company and adversely affect our ability to attract and retain customers and employees, which could have a material effect on the Company's financial condition, business, results of operations and cash flow. Additionally, marketplace rumors regarding any such investigations could affect the trading price of our common stock, regardless of whether these rumors are accurate.
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

We perform functions for licensed insurance agents, brokers and carriers and need to comply with complex regulations that vary among states and nations. These regulations can be difficult to comply with, and open to interpretation. If we fail to properly interpret or comply with these regulations, we, the insurance agents, brokers or carriers doing business with us, our officers, or agents with whom we contract could be subject to various sanctions, including censure, fines, cease-and-desist orders, loss of license or other penalties. This risk, as well as other laws and regulations affecting our business and changes in the regulatory climate or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance agents, brokers or carriers, and could require changes to our business or otherwise harm our business. Furthermore, because the application of online commerce to the consumer insurance market is relatively new, the impact of current or future regulations on our business is difficult to anticipate. To the extent that there are changes in regulations regarding the manner in which insurance is sold, our business could be adversely affected.

Potential liabilities under the Foreign Corrupt Practices Act ("FCPA") could have a material adverse effect on our business.

We are subject to the FCPA, which prohibits people or companies subject to U.S. jurisdiction and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purposes of obtaining or retaining business or gaining an unfair business advantage. It also requires proper record keeping and characterization of such payments in reports filed with the SEC. Our international operations subject us to possible FCPA violations, likely more so than most companies. To the extent that any of our employees, supplies, distributors, consultants, subcontractors, or others engage in conduct that subjects us to exposure under the FCPA, or other anti-corruption legislation, we could suffer financial penalties, debarment from government contracts and other consequences that may have a material adverse effect on our business, financial condition or results of operations.

We are not in compliance with the requirements of Nasdaq for continued listing, and if Nasdaq does not concur that we have adequately remedied our non-compliance with Nasdaq Listing Rule 5250(c)(1), our common stock may be delisted from trading on Nasdaq, which could have a material adverse effect on us and our shareholders.

    On March 1, 2021, subsequent to the resignation of RSM from its position on February 15, 2021, we filed a Notification of Late Filing with the SEC pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (“Rule 12b-25”), indicating that we were unable, without unreasonable effort and expense, to finalize our 2020 Financial Statements by March 1, 2021, the filing due date to file the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) . We indicated at the time that we intended to file the 2020 Form 10-K as soon as practicable, and would make every effort to file the 2020 Form 10-K within the fifteen-day extension period afforded by Rule 12b-25.

    On March 2, 2021, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) stating that, because the Company had not yet filed the 2020 Form 10-K, the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. Nasdaq’s notification letter states that we have 45 calendar days, or until April 16, 2021, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date for filing the 2020 Form 10-K to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq hearings panel.

    The Company has provided its plan to Nasdaq, and as described in more detail above, the Company has retained KGS as its independent registered public accounting firm to audit the Financial Statements. However, there can be no assurance that Nasdaq will concur that we have remedied our non-compliance with Listing Rule 5250(c)(1), in which case our common stock could remain subject to delisting by Nasdaq. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on Nasdaq or any other securities exchange. Further, the market price of our shares could decline and become more volatile, and our shareholders might find that their investment in our shares has limited liquidity. Moreover, institutions whose charters forbid holding securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

Risks Related To Our Common Stock

The price of our common stock may be extremely volatile.

In a future period, our results of operations may be below the expectations of public market investors, which could negatively affect the market price of our common stock. Furthermore, the stock market in general has experienced heightened price and volume fluctuations recently. We believe that, in the future, the market price of our common stock could fluctuate widely due to variations in our performance and operating results or because of any of the following factors:

•announcements of new services, products, or technological innovations, or strategic relationships by us or our competitors;
•announcements of business acquisitions or strategic relationships by us or our competitors;
•trends or conditions in the insurance, financial services, software, business process outsourcing and internet/e-commerce markets;
•changes in market valuations of our competitors; and
•general political, economic, regulatory and market conditions.

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

1B. UNRESOLVED STAFF COMMENTS
    None.

Item 2. PROPERTIES

    The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia where we own a commercial office building. In addition the Company and its subsidiaries lease office space, primarily for sales and operations support, in Salt Lake City, Utah,  Pittsburgh, Pennsylvania, Pasadena, California, Birmingham, Alabama,  and Phoenix, Arizona. The Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, Indonesia, Philippines, and London for support, operations and sales offices. The Company also leases approximately 140 facilities across India, while owning six facilities in India. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at reasonable rates.
    Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 14 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K.

Item 3. LEGAL PROCEEDINGS

On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix, Inc. securities, filed a putative class action in the United States District Court for the Southern District of New York on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against Ebix, Inc., Robin Raina, and Steven M. Hamil, for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix, Inc. made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs.

On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint"). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to the Credit Facility, which, prior to the filing of the original Complaint, had been previously amended on May 7, 2020 (the “Credit Facility”). The Complaint, as amended, alleges that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleges fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the Credit Facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. Ebix and Merger Sub deny any liability and intend to defend the action vigorously.

On May 12, 2017, Ebix Software India Pvt. Ltd. (“Ebixcash”) entered into several agreements with the most prominent shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz. Further, as part of the overall purchase of Itz, a share purchase agreement between Ebixcash and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for Ebixcash’s purchase of Itz consisted of two individual potential earn-out payments, the first for the period for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). Neither the First Earn-Out nor the Second Earn-Out were achieved pursuant to the terms of the SPA. After correspondence between the parties between September 2019 and May 2020, the former shareholders of Itz (“Sellers”) sent Ebixcash notices of arbitration (“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. The matter is under Arbitration in accordance with the rules of the Singapore International Arbitration Centre. The Company believes that each of the Sellers claims is without merit and continues to defend its position vigorously. The Company believes that Ebixcash has several viable counterclaims related to improper termination of the Transaction Documents and violation of non-compete provisions.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
    At December 31, 2020, the principal market for the Company’s common stock was the Nasdaq Global Capital Market. The Company’s common stock trades under the symbol “EBIX.”
As previously disclosed, on March 2, 2021, the Company received a notification letter from Nasdaq stating that, because the Company had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. Nasdaq’s notification letter states that the Company has 45 calendar days, or until April 16, 2021, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules, and the Company has provided such a plan to Nasdaq within this timeline.

    If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date for filing the 2020 Form 10-K to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq hearings panel. At this time, this matter has not affected the listing of the Company’s common stock on the Nasdaq Global Capital Market.

Holders
     As of April 23, 2021, there were 30,942,871 shares of the Company’s common stock outstanding. As of April 23, 2021, there were 136 registered holders of record of the Company’s common stock.
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
Recent Repurchases of Equity Securities
    There were no share repurchases made by the Company during the fiscal year ended December 31, 2020. During the fiscal year ended December 31, 2019, the Company repurchased 95,000 shares of common stock for a total aggregate purchase price of $4.15 million. The Company has approximately $80.1 million remaining under its current Board of Directors-approved share repurchase program.

PERFORMANCE GRAPH
    The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the Nasdaq Stock Market (U.S.) stock index and the Nasdaq Computer Index. The following graph assumes the investment of $100 on December 31, 2015, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
EBIX, INC.	$100	$176	$247	$140	$108	$120
NASDAQ STOCK MARKET (U.S.)	$100	$108	$138	$133	$179	$257
NASDAQ COMPUTER	$100	$112	$156	$150	$226	$338

Item 6. SELECTED FINANCIAL DATA
    The following data for fiscal years 2020, 2019, 2018, 2017, and 2016 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes and other financial information included herein.

Consolidated Financial Highlights

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Results of Operations:
Revenue	$625,609	$580,615	$497,826	$363,971	$298,294
Operating income	125,802	155,673	152,979	113,221	100,281
Net income from continuing operations	$92,377	$96,720	$93,139	$100,618	$93,847
Net income per share:
Basic	$3.03	$3.17	$2.97	$3.19	$2.88
Diluted	$3.02	$3.16	$2.95	$3.17	$2.86
Shares used in computing per share data:
Basic	30,510	30,511	31,393	31,552	32,603
Diluted	30,571	30,594	31,534	31,719	32,863
Cash dividend per common share	$0.30	$0.30	$0.30	$0.30	$0.30
Financial Position:
Total assets	$1,569,853	$1,591,619	$1,610,947	$1,113,013	$803,755
Short-term debt*	25,260	23,650	19,053	14,500	12,500
Long-term debt*	672,269	693,498	700,709	385,779	260,279
Redeemable common stock	—	—	—	—	—
Stockholders’ equity	$612,979	$599,445	$544,437	$533,759	$438,636

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
OVERVIEW

    Ebix endeavors to provide on-demand software and e-commerce services to the insurance, financial, healthcare and e-learning industries. In the Insurance sector, the Company’s main focus is to develop and deploy globally a wide variety of insurance and reinsurance exchanges on an on-demand basis, while also providing SaaS enterprise solutions in the area of CRM, front-end & back-end systems, outsourced administrative and risk compliance. The P&C exchanges operate primarily in Australia, New Zealand and the U.K. With a "Phygital” strategy that combines over 320,000 physical distribution outlets in India and many (“ASEAN”) countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio encompasses leadership in the areas of domestic and international money remittance, Forex, travel, pre-paid & gift cards, utility payments, software solutions for lending and wealth management etc., in India and other markets. The Company’s Forex Exchange has the leading market share within India’s airport foreign exchange business and encompasses 20 international airports, such as Delhi, Mumbai, Hyderabad, Chennai and Kolkata International airports, all of which combined conducting over $4.8 billion in gross transaction value annually (pre-COVID-19). EbixCash’s inward remittance business in India conducts gross annual remittance of approximately $5 billion annually (pre-COVID-19) and is the clear market leader. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 200,000 agents, 25 branches and over 9,800 corporate clients, combined processing an estimated $2.5 billion in gross merchandise value per annum (pre-COVID-19). Through its various SaaS-based software platforms, Ebix employs thousands of domain-specific technology professionals to provide products, support and consultancy to thousands of customers on six continents.

    Ebix provides application software products for the insurance industry, including carrier systems, agency systems and exchanges, as well as custom software development. Approximately 88% of the Company’s revenues are either recurring or repeating (transaction-based) in nature. Rather than license our products in perpetuity, we typically either license them for multiple years with ongoing support revenues or license them on a limited term basis using a subscription hosting or Application Service Provider ("ASP") model. Combined subscription-based and transaction-based revenues of $552 million comprised 88% of the Company's total revenues in 2020, as compared to 84% of total revenues in 2019. In 2020, subscription-based revenues decreased by approximately $14 million to $164 million, and as a percentage of the Company's total revenues was 26% in 2020 versus 31% in 2019. The Company has modified the classification of certain revenues in 2020, which impacts the presentation of 2019 revenues and percentages above versus the 2019 10-K presentation.

The Company’s technology vision is to converge processes in a manner such that data can seamlessly flow between entities after an initial data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.

The insurance and financial markets continue to focus on initiatives to reduce paper-based processes and facilitate improvements in efficiency, both on the back end of transactions as well as at the consumer-involved front end of transaction processes. This drive for efficiency involves all entities and directly impacts the manner in which insurance and financial products are distributed. Management believes that both the insurance and financial services industries will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly the norm across the world insurance and financial markets.

Trends and Uncertainties Related to the COVID-19 Pandemic

In December 2019, COVID-19 was reported and has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the U.S. government declared a national emergency with respect to COVID-19.

In response to the COVID-19 pandemic, many state, local, and foreign governments implemented travel restrictions, quarantines, shelter-in-place orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders, or the perception that such restrictions or orders could be implemented, resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, and the cancellation or postponement of events.

Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We have not experienced a material impact from shifting our employees to a remote work environment, which we primarily attribute to the professionalism of our workforce and our extensive use of technology throughout our business. However, COVID-19 could negatively impact the productivity of our workforce if the pandemic requires prolonged remote working conditions.

During the fiscal year ended December 31, 2020, particularly beginning in March, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, e-learning and consulting business areas, after certain government restrictions were implemented. This decreased demand continued throughout 2020 in varying degrees for each business area, and even persists through the date of this filing for all of the above mentioned business areas, but most notably in the travel and foreign exchange businesses. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, and cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.

We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. Along with the measures mentioned above to protect the health and safety of our employees, we have also taken steps to strengthen our financial position to mitigate the adverse impact that COVID-19 has had or may have on our business and operations, including amending our Credit Facility, reducing salaries for certain employees, furloughing employees in the most negatively impacted business areas, eliminating certain employee positions, and eliminating, reducing, or deferring non-essential expenditures. Additionally, we have taken steps to preserve cash balances, including a temporary cessation to our share repurchase program.

Our reported results for the year ended December 31, 2020 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Annual Report. Refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a complete description of the material risks that the Company currently faces.

Key Performance Indicators
Management focuses on a variety of key indicators to monitor the Company's operating and financial performance. These performance indicators include measurements of revenue growth, operating income, operating margin, income from continuing operations, diluted earnings per share, and cash provided by operating activities. We monitor these indicators, in conjunction with our corporate governance practices, to ensure efficient management of our business and maintenance of effective controls.

    The MD&A discusses year-to-year comparisons between 2020 and 2019. Discussions of year-to-year comparisons between 2019 and 2018 are not included in this Form 10-K, but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020.
    The key performance indicators for the twelve months ended December 31, 2020, 2019, and 2018 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(In thousands except per share data)	2020	2019	2018
Revenue	$625,609	$580,615	$497,826
Revenue growth	8%	17%	37%
Operating income	$125,802	$155,673	$152,979
Net income attributable to Ebix, Inc.	$92,377	$96,720	$93,139
Diluted earnings per share	$3.02	$3.16	$2.95
Cash provided by operating activities	$100,356	$60,793	$83,455

RESULTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating revenue:	$625,609	$580,615	$497,826
Operating expenses:
Costs of services provided	343,262	205,165	168,415
Product development	35,267	45,302	39,078
Sales and marketing	13,835	19,578	17,587
General and administrative, net	87,537	140,429	108,475
Amortization and depreciation	13,738	14,468	11,292
Impairment of intangible asset	6,168	—	—
Total operating expenses	499,807	424,942	344,847
Operating income	125,802	155,673	152,979
Interest expense, net	(31,411)	(41,703)	(26,665)
Other non-operating income	153	337	60
Non-operating expense - securities litigation	—	(21,140)	—
Foreign exchange loss, net	(387)	(2,376)	(792)
Income before taxes	94,157	90,791	125,582
Income tax expense	(5,330)	(220)	(32,501)
Net income including noncontrolling interest	$88,827	$90,571	$93,081
Net income attributable to noncontrolling interest	(3,550)	$(6,149)	$(58)
Net income attributable to Ebix, Inc.	$92,377	$96,720	$93,139
TWELVE MONTHS ENDED DECEMBER 31, 2020 AND 2019
Operating Revenue

    The Company derives its revenues primarily from subscription and transaction fees pertaining to products or services delivered over our exchanges or from our ASP, fees for business process outsourcing services, and fees for software development projects, including fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward) and travel services from our financial exchanges.
    Ebix’s revenue streams come from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the years ended December 31, 2020 and 2019.

	For the Year Ended
	December 31,
(In thousands)	2020	2019
EbixCash Exchanges	388,293	319,953
Insurance Exchanges	178,111	190,067
Risk Compliance Solutions	59,205	70,595
Totals	$625,609	$580,615

    In the table above for the year ending December 31, 2020 and 2019 there are $13.1 million and $17.5 million, respectively, of Insurance Exchange revenues derived in India that are being reported within the EbixCash Exchange channel above.

    During the twelve months ended December 31, 2020, our total revenue increased $45.0 million, or 8%, to $625.6 million compared to $580.6 million in 2019. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the U.S. and the world, governments and municipalities instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. Countries across the world are re-opening economies, but are doing so in phases that differ in each country and, in many cases, within individual countries. While our travel, foreign exchange, remittance and e-learning businesses continue to be materially negatively impacted by COVID-19, the increase in 2020 total revenue year-over-year was due primarily to strong demand for the Company's payment solutions offerings in India (primarily prepaid gift cards), which increased by more than $200 million year-over-year to approximately $256 million, or 590% year-over-year growth. The increased demand for prepaid gift cards in India was primarily due to: (i) changes in regulations by the Reserve Bank of India related to debit cards, which has shifted demand in the market towards prepaid gift cards; (ii) COVID-19, which has facilitated increased online and electronic commerce due to restrictive lockdowns in 2020; and (iii) the Company's increased marketing efforts around the prepaid gift card business. The Company’s travel, foreign exchange, remittance and e-learning businesses had a year-over-year decline in revenues in 2020 in excess of $150 million, an approximately 65% decline year-over-year, which offset the growth in the payments solutions business.

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also adversely affected reported revenue. During each of the years 2020 and 2019 the change in foreign currency exchange rates decreased reported consolidated operating revenue by $(21.9) million and $(9.3) million, respectively. Thus, on a constant currency basis total revenue for the fiscal year 2020 increased approximately 12% year-over-year.

The specific components of our revenue based on our three main business lines and the changes experienced during the past year are discussed immediately below.
    Overall Exchange revenues increased $56.4 million, or 11%, as explained below:
•Insurance Exchange division revenues decreased by $12.0 million, or 6%, principally due to challenges faced in our health content services channel, and the negative effect of foreign exchange losses associated with the strengthening U.S. dollar
•EbixCash Exchange division revenues increased $68.3 million, or 21%, due to a mix of organic growth and business acquisitions in the travel, foreign exchange, and software solutions sectors, offset by foreign exchange losses associated with the strengthening of the US Dollar.
•Risk Compliance Solutions division revenues decreased by $11.4 million, or 16%, primarily due to a decline in our U.S. professional consulting services associated with some major realignments in the sector.

International revenue accounted for 73% and 69% of the Company’s total revenue for the fiscal years ended December 31, 2020 and 2019, respectively.

Costs of Services Provided

    Costs of services provided, which includes costs associated with product sales, customer support, consulting, implementation, and training services increased $138.1 million, or 67%, from $205.2 million in 2019 to $343.3 million in 2020 and the Company's gross margin decreased to 45.1% in 2020 from 64.7% in 2019. The increase in costs of services provided and the decrease in gross margin from fiscal year 2019 to 2020 is directly related to the increase in over $200 million in revenue within the Company’s payment solutions business (primarily gift card revenue) in fiscal years 2020 versus 2019. Payment solutions gross margins are significantly lower than other solutions and services the Company provides its customers. In fiscal years 2020 and 2019, the payment solutions gross margins for the Company were approximately 1% and 9.5%, respectively. Excluding the payment solutions business, gross margins for the Company in fiscal years 2020 and 2019 were approximately 76% and 68%, respectively. The increase in gross margins, excluding the payment solutions business, in fiscal year 2020 versus 2019 was driven by the revenue mix differences for the Company, with the Company’s highest margin solutions/services (e.g. insurance exchange software and services) experiencing less relative negative impact from COVID-19 during 2020 versus other solutions/services (e.g. travel, foreign exchange and remittance businesses).

Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses decreased $10.0 million, or 22%, from $45.3 million in 2019 to $35.3 million in 2020. The decrease is due to reduced personnel costs and is directly related to actions taken by management to reduce overall corporate expenditures in fiscal year 2020 versus 2019 in response to COVID-19.
Sales and Marketing Expenses

    Sales and marketing expenses decreased $5.7 million, or 29%, from $19.6 million in 2019 to $13.8 million in 2020. This decrease is primarily due to reduced advertising and marketing costs in response to COVID-19.
General and Administrative Expenses

    General and administrative ("G&A") expenses decreased $52.9 million, or 38%, from $140.4 million in 2019 to $87.5 million in 2020. This decrease was driven mostly by management’s strategic response to COVID-19 to reduce overall corporate costs, as well as material rent reductions and abatements as a result of COVID-19. Specifically, personnel-related costs decreased approximately $28 million in fiscal year 2020 as compared to 2019, and rent expense in fiscal year 2020 was approximately $23 million less than in fiscal year 2019. Other items impacting the year-to-year comparison of G&A expenses include a reduction in bad debt expense of approximately $12 million in fiscal year 2020 as compared to 2019 due to the $12.1 million accounts receivable reserve that was recognized in the third quarter of 2019 as a precautionary measure in regards to receivables that are due from a public sector entity in India and that were billed during the 2016 through 2019 operating periods. Additionally, in 2019 the Company reduced the acquisition earn out accrual for the ItzCash acquisition by $15.4 million, which served to decrease overall G&A expenses in 2019. The one-time accounts receivable reserve of $12.1 million (increased G&A expense) and the $15.4 million earn out accrual reduction (reduced G&A expense) largely offset the impacts to overall G&A expense in fiscal year 2019.
Amortization and Depreciation Expenses

    Amortization and depreciation expenses decreased $730 thousand, or 5%, to $13.7 million in 2020 from $14.5 million in 2019 primarily due to lower amortization in 2020 versus 2019 related to definite lived intangibles resulting from prior acquisition activity, primarily in India.

Interest Income

    Interest income decreased $462 thousand, or 73%, from $629 thousand in 2019 to $167 thousand in 2020 primarily due to decreases in the comparative balances in interest bearing accounts and overall lower interest rates in 2020 compared to 2019.

Interest Expense

    Interest expense decreased $10.8 million, or 25% from $42.3 million in 2019 to $31.6 million in 2020, primarily due to decrease LIBOR interest rates in 2020 versus 2019. Additionally, The Company’s working capital facilities in India had average balances that were approximately $30 million lower in 2020 versus 2019. These working capital facilities generally carry interest rates of between 6.75% and 9.45%. The decrease in working capital facilities was associated with both COVID-19's impact on operations and renegotiated customer agreements that improved the Company’s payment terms in 2020 relative to 2019.
Foreign Exchange Loss

Net foreign exchange loss of $387 thousand in 2020 which consisted of net losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument. In fiscal year 2019, a net foreign currency exchange loss of $2.4 million was recorded.
Income Taxes
The Company recognized income tax expense of $5.3 million in 2020 compared to $0.2 million of income tax expense in 2019, representing an increase of $5.1 million. Our effective tax rate increased to 5.7% in 2020, compared with 0.2% in 2019. The increase in the effective tax rate in 2020 is due to a decrease in the availability of tax credits in 2020 as compared to 2019, as well as a lower tax holiday benefit available in 2020 compared to 2019 and a lower benefit from state tax deductions.
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2020 are as follows:

(In thousands)	Pre-tax income	Statutory tax rate
United States	(27,528)	21.0%
Canada	(29)	26.5%
Brazil	3,708	34.0%
Australia	2,332	30.0%
Singapore	2,654	17.0%
New Zealand	899	28.0%
India	47,925	34.6%
Mauritius	(3,358)	15.0%
United Kingdom	5,056	19.0%
Sweden	1,977	22.0%
Thailand	(19)	20.0%
Dubai	60,540	----%
Total	94,157

LIQUIDITY AND CAPITAL RESOURCES
    Our principal sources of liquidity are the cash flows provided by our operating activities, and cash and cash equivalents on hand.
    We intend to continue to utilize cash flows generated by our ongoing operating activities, in combination with the possible issuance of additional debt or equity, to fund capital expenditures and organic growth initiatives, to make strategic business acquisitions, to retire outstanding indebtedness, and to repurchase shares of our common stock if and as market and operating conditions warrant.

    We believe that anticipated cash flows provided by our operating activities, together with current cash balances and access to credit and the capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, although any projections of future cash needs, cash flows, and the general market conditions for credit and equity securities is subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all. In addition, the covenants in our Credit Facility could adversely affect our ability to obtain such financing and our ability to make strategic acquisitions, fund investments, repurchase shares of our common stock or engage in other business activities that could be in our interest.
    We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, or the development of new products or services. During fiscal year 2021, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, strategic business acquisitions, and new product development initiatives and service offerings.
Our cash and cash equivalents were $105.0 million and $73.2 million at December 31, 2020 and 2019, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, restricted cash, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of April 19, 2021 is presented in the table below (figures denominated in thousands):

Cash, Restricted Cash and ST investments
India	$66,879
United States	15,164
Philippines	7,352
Australia	7,245
Singapore	3,980
Canada	2,079
United Arab Emirates	1,373
New Zealand	1,224
Latin America	1,206
Indonesia	1,077
Europe	505
Mauritius	10
Total	$108,094

    Our current ratio increased from 1.55 at December 31, 2019 to 1.89 at December 31, 2020, and our working capital position increased to $170.5 million at December 31, 2020 as compared to $129.0 million at the end of 2019. The increase in our short-term liquidity position is primarily due to the following factors: (a) an approximately $91 million reduction in cash used for acquisitions in 2020 as compared to 2019; (b) a decrease in trade accounts receivable and accounts receivable from service providers at December 31, 2020 versus December 31, 2019 of approximately $24 million; and (c) partially offset by an approximately $44 million decrease in current liabilities during 2020, an increase in short-term investments of approximately $21 million at December 31, 2020 compared to December 31, 2019, and a decrease in the Company's working capital facilities at December 31, 2020 as compared to December 31, 2019 of approximately $12 million. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue to meet its debt obligations and to fund its current liabilities from current assets, including available cash balances.

Business Combinations

    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.

During the twelve months ending December 31, 2020, the Company completed two business acquisition as follows:
Effective May 4, 2020, Ebix acquired from bankruptcy India-based Trimax, which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. Additionally, Ebix issued preferred shares in Trimax to the selling shareholders that can be sold five years from the closing of the acquisition based on an independent valuation performed by a Big 4 valuation firm. The maximum value of the preferred shares upon sale is approximately $9.9 million. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

In October 1, 2020 the Company acquired a 70% interest in AssureEdge Global Services (“AssureEdge”) for a total purchase price of approximately $5.0 million, including net working capital acquired. AssureEdge is a pan-India based BPO company, with a variety of BPO offerings via six contact centers across the country. It serves a number of industries and clients that have cross-selling value for EbixCash services. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable, but in no event longer than one year from the effective date of this transaction.

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

Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India. The Company determined that the fair value of the contingent earn-out consideration was zero as of September 30, 2020 and at December 31, 2020.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1 of the Notes to the Condensed Consolidated Financial Statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of December 31, 2020, the total of these contingent liabilities was $0.0 million. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities, and $8.6 million was included in current liabilities in the Company's Condensed Consolidated Balance Sheet.
Operating Activities

For the twelve months ended December 31, 2020, the Company generated $100.4 million of net cash flow from operating activities compared to $60.8 million for the year ended December 31, 2019, representing an increase of $39.6 million, or 65%. The major sources of cash provided by our operating activities during 2020 included net income of $92.4 million, adjusted for $3.6 million of net loss attributable to non-controlling interest, $13.7 million of depreciation and amortization, $6.1 million of amortization of right-of-use assets, $6.2 million related to a non-cash intangible impairment loss, $4.8 million of non-cash share-based compensation, $3.4 million of amortization expense for capitalized software development costs, $(19.9) million of working capital requirements, $(6.5) million of cash used to pay the Miles acquisition earn out, and $(3.1) million of non-cash gains recognized when reducing certain earn-out contingent liabilities. The increase in our operating cash flow in

2020 as compared to 2019 is primarily due to increased cash flow from reductions in accounts receivable from trade and service providers as COVID-19 reduced revenues and resulted in comparatively more accounts receivable conversion to cash in 2020 versus 2019. Additionally, in 2019 the acquisition earn-out accrual was reduced by $16.5 million (primarily related to the ItzCash acquisition earn out accrual) as compared to a reduction of the same accrual in 2020 of $3.1 million (primarily related to the Miles and Zillious acquisitions), both of which served to reduce operating cash flow given the non-cash nature of the gains from earn-out adjustments.

    For the twelve months ended December 31, 2019, the Company generated $60.8 million of net cash flow from operating activities compared to $87.3 million for the year ended December 31, 2018, representing a decrease of $26.5 million, or 30%. The major sources of cash provided by our operating activities during 2019 included net income of $96.7 million, less $6.1 million of net income attributable to a non-controlling interest, and net of $(16.5) million of non-cash gains recognized when reducing certain earn-out contingent liabilities, $(15.5) million of deferred tax benefits, $14.5 million of depreciation and amortization, $7.1 million of amortization of right-of-use assets, $3.4 million of non-cash share-based compensation, $2.7 million of amortization expense for capitalized software development costs, and $(26.5) million of working capital requirements. The primary cause for the decrease in our operating cash flow was the cash required to fund our substantially increased gross merchandise value ("GMV") transactions for our travel and foreign exchange business and the $19.7 million paid to settle the derivative litigation matter discussed in Item 3 "Legal Proceedings".
Investing Activities

    Net cash used for investing activities during the twelve months ended December 31, 2020 totaled $44.8 million, primarily related to a $21.0 million decrease in investment in marketable securities (specifically bank certificates of deposits), $14.3 million used for the acquisitions during the year (net of cash acquired), $5.3 million of capital expenditures to support our operations, and $4.2 million used and capitalized in connection with the development of software to be sold/marketed or used internally.

    Net cash used for investing activities during the twelve months ended December 31, 2019, totaled $96.7 million and consisted of $105.5 million used for acquisitions during the year (net of cash acquired), $5.3 million to reacquire Paul Merchant's 10% equity interest in Ebix’s combined international remittance business in India, $4.9 million of capital expenditures mainly in India to support our growing operations, and $8.0 million used and capitalized in connection with the development of software to be sold and marketed, or used internally. Partially offsetting these outflows was $27.0 million from the net maturities of marketable securities (specifically bank certificates of deposit).
Financing Activities

    Net cash used by financing activities during the twelve months ended December 31, 2020, was $42.0 million, and primarily consisted of a $10.9 million decrease in the year-end balances in our working capital facilities in India, $20.7 million used to make scheduled payments against the Company’s outstanding Credit Facility term loan, and $9.2 million used to pay quarterly dividends to the holders of our common stock.

    Net cash provided by financing activities during the twelve months ended December 31, 2019 was $905 thousand, and primarily consisted of $13.0 million used to reacquire 295 thousand shares of the Company's common stock, $9.2 million used to pay quarterly dividends to the holders of our common stock, and $15.1 million used to make scheduled payments against the Credit Facility term loan. Partially offsetting this cash outflow was $13.5 million provided via borrowings under the Company's revolving credit facility, repayment of a $6.5 million short term loan that had been made to a third party, and $19.1 million net funds provided by the EbixCash working capital facilities in India.
Credit Facility

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the “Credit Facility”) that provides a $450 million revolving line of credit as well as a term loan, which at December 31, 2020 had a balance of $255.5 million. The Credit Facility matures in February 2023.

On May 7, 2020, Ebix entered into Amendment No. 10 to the Credit Facility. Amendment No. 10 provides for, among other things, increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.

On March 30, 2020, the Company and certain of its subsidiaries entered into a waiver related to the Credit Facility (the "Waiver"). The Waiver provided that so long as the Company’s leverage ratio is below 5.0 to 1.0 for the Company’s fiscal quarter ending March 31, 2020 pursuant to the terms of its compliance certificate required by the Credit Facility, the existing leverage ratio requirement of 3.50 to 1.0 was waived.

    On September 27, 2019, the Company and certain of its subsidiaries entered into Amendment No. 9 to the Credit Facility, which amended the definition of “Consolidated EBITDA" and “Indebtedness”, and modified the maximum consolidated debt leverage ratios allowed.

At December 31, 2020, the outstanding balance on the revolving line of credit under the Credit Facility was $439.4 million and the facility carried an interest rate of 3.50%. The outstanding balance is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2020, The company drew $1.4 million on its revolving line of credit. During 2020, the average and maximum outstanding balances on the revolving line of credit were $438.9 million and $439.4 million, respectively, and the weighted average interest rate was 4.04%.

At December 31, 2020, the outstanding balance on the term loan was $255.5 million, of which $22.6 million is due within the next twelve months. $20.7 million of scheduled amortization payments were made on the term loan during 2020. This term loan also carried an interest rate of 3.50% at December 31, 2020. The current and long-term portions of the term loan are included in the respective current and long-term liabilities sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $232.9 million, respectively, at December 31, 2020. During 2020, the weighted average interest rate on the term loan was 4.04%

Contractual Obligations and Commercial Commitments
    The following table summarizes our known contractual debt and lease obligations as of December 31, 2020. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(In thousands)
Revolving line of credit	$439,402	$—	$439,402	$—	$—
Short and long-term debt	258,127	25,260	232,867	—	—
Operating leases	14,248	4,669	6,455	1,605	1,519
Capital leases	526	190	259	77	—
Non-Cancellable operating leases	56,279	20,251	36,028	—	—
Total	$768,582	$50,370	$715,011	$1,682	$1,519

Off Balance Sheet Transactions
    We do not engage in off-balance sheet financing activities.
Inflation
We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A significant portion of the Company’s operations are based in the U.S., and the functional currencies in our Singapore and Dubai product development centers is the U.S. dollar. However, the Company has operations in Australia, India, New Zealand, Great Britain, Canada, Brazil, Philippines, and Indonesia where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2020 and 2019 the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was unrealized losses of $23.1 million and $15.0 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in a reduction to pre-tax income of approximately $11.7 million and $14.8 million for the years ended December 31, 2020 and 2019, respectively.
    The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2020, the Company had $697.5 million of outstanding debt obligations, excluding amounts related to deferred financing costs, which consisted of a $255.5 million term loan, a $439.4 million balance on our revolving line of credit under the Credit Facility, a $1.8 million note due to IHC by the EbixHealth JV, and $894 thousand of remaining debt pertaining to the Weizmann acquisition. As of December 31, 2020, the Company’s term loan and outstanding balance on the revolving line of credit under the Credit Facility accrued interest at a rate per annum equal to 3.50%, calculated as LIBOR plus 3.00% with a 0.50% LIBOR floor rate. The Company is exposed to market risk in relation to this secured revolving line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.8 million and $5.7 million for the years ending December 31, 2020 and 2019, respectively. The Company’s average cash balances and short term investments during 2020 were $119.8 million and its existing cash balances and short term investments as of December 31, 2020 was $105.0 million and $25.0 million, respectively. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $261 thousand and $359 thousand for the years ended December 31, 2020 and 2019, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

See Part II, Item 8, "Note 1 Description of Business and Summary of Significant Accounting Policies" for detailed description of Recent Accounting Pronouncements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
    The preparation of financial statements in conformity with GAAP, as promulgated in the U.S., requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. The following accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 "Description of Business and Summary of Significant Accounting Policies" of the notes to the consolidated financial statements in this Form 10-K. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

EbixCash Exchanges ("EbixCash")

EbixCash revenues are primarily derived from consideration paid by customers for prepaid gift cards, financial transaction (foreign exchange, remittance, other payment solutions) and travel transaction services. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

EbixCash also offers several other services, including payment services and ticketing and travel services, for which revenue is impacted by varying factors. EbixCash acts as the principal in most transactions and reports revenue on a gross basis, as EbixCash controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

The main services from which EbixCash derives revenue are as follow:

Gift Cards

EbixCash issues general purpose gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partner(s) and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are branded EbixCash cards, but are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $140). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2020 are not significant to the financial results of the Company and are recorded as deferred revenues in the financial results.

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

EbixCash Travel revenue for the corporate meetings, incentives, conferences, and exhibitions ("MICE") packages is recognized at full purchase value at the completion of the obligation with the corresponding costs recorded as cost of services provided. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

EbixCash Money Transfer

For the EbixCash money transfer business, EbixCash has one performance obligation whereupon the customer engages EbixCash to perform one integrated service. This typically occurs instantaneously when the beneficiary entitled to receive the money transferred by the sender visits the EbixCash outlet and collects the money. Accordingly, EbixCash recognizes revenue upon completion of the following: (i) the customer’s acknowledgment of EbixCash’s terms and conditions and the receipt of payment information, (ii) the money transfer has been processed, (iii) the customer has received a unique transaction identification number, and (iv) funds are available to be picked up by the beneficiary. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by EbixCash to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated

Foreign Exchange and Outward Remittance Services

For EbixCash’s foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with EbixCash to provide payment services on the customer’s behalf. In the majority of EbixCash’s foreign exchange and payment services, EbixCash makes payments to the recipient to satisfy its performance obligation to the customer and, therefore, EbixCash recognizes revenue on foreign exchange and payment when this performance obligation has been fulfilled.

Consumer Payment Services

EbixCash offers several different bill payment services that vary by considerations such as: (i) who pays the fee to EbixCash (consumer or biller); (ii) whether the service is offered to all consumers; (iii) whether the service is restricted to existing biller relationships of EbixCash; and (iv) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service, collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and, thus, simplifying the billers’ collection efforts. EbixCash’s revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

EbixCash Technology Services

EbixCash also offers on-demand technology to various providers in the area of lending, wealth and asset management, and travel across the world.

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
Software-as-a-Service

    The Company allocates the transaction price to each distinct performance obligation using the relative stand-alone selling price. Determining the stand-alone selling price may require significant judgement. The stand-alone selling price is the price at which the Company has sold or would sell a promised good or service separately to a customer. The Company determines the stand-alone selling price based on observable price of products or services sold separately in comparable circumstances when such observable prices are available. When standalone selling price is not directly observable, the Company estimates the stand-alone selling price using the market assessment approach by considering historical pricing and other market factors.

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

Risk Compliance Services ("RCS")

    RCS revenues consist of two revenue streams - Certificates of Insurance ("COI") and consulting services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These are transactional-based revenues. Consulting services revenues are driven by distinct consulting service engagements rendered to customers for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

    The Company provides services to issue and track certificates of insurance in the U.S. and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

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

    The aforementioned quantitative testing process involves comparing the reporting unit carrying values to their respective fair values. We determine fair value of our reporting unit by applying the discounted cash flow method using the present value of future estimated net cash flows, as well as applying the market capitalization method. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if a reporting unit’s fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the reporting unit’s goodwill exceeded its implied value. We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or when events or circumstances dictate more frequently.

    The Company has considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one reporting unit. There have been no goodwill impairments at the reporting unit level during the periods presented herein.

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
Foreign Currency Translation
    The functional currency for the Company's main foreign subsidiaries in Dubai and Singapore is the U.S. dollar, because the intellectual property research and development activities provided by its Singapore and Dubai subsidiaries support of Ebix's operating divisions across the world, which are primarily transacted in U.S. dollars.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Ebix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ebix, Inc. and its subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedule (collectively, the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 2, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

For KG Somani & Co.

Anuj Somani
Partner

We have served as the Company's auditor since 2021.

New Delhi, India
April 27, 2021

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

/s/ RSM US LLP

We served as the Company's auditor from 2018 to 2021.

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

New Delhi, India
March 1, 2019

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Operating revenue:	$625,609	$580,615	$497,826

Operating expenses:
Costs of services provided	343,262	205,165	168,415
Product development	35,267	45,302	39,078
Sales and marketing	13,835	19,578	17,587
General and administrative, net	87,537	140,429	108,475
Amortization and depreciation	13,738	14,468	11,292
Impairment of intangible asset	6,168	—	—
Total operating expenses	499,807	424,942	344,847

Operating income	125,802	155,673	152,979
Interest income	167	629	436
Interest expense	(31,578)	(42,332)	(27,101)
Non-operating income	153	337	60
Non-operating expense - litigation settlement (see Note 5)	—	(21,140)	—
Foreign currency exchange loss	(387)	(2,376)	(792)
Income before income taxes	94,157	90,791	125,582
Income tax provision	(5,330)	(220)	(32,501)
Net income including noncontrolling interest	$88,827	$90,571	$93,081
Net loss attributable to noncontrolling interest (see Note 17)	(3,550)	(6,149)	(58)
Net income attributable to Ebix, Inc.	$92,377	$96,720	$93,139
Basic earnings per common share	$3.03	$3.17	$2.97
Diluted earnings per common share	$3.02	$3.16	$2.95
Basic weighted average shares outstanding	30,510	30,511	31,393
Diluted weighted average shares outstanding	30,571	30,594	31,534

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income including noncontrolling interest	$88,827	$90,571	$93,081
Other comprehensive loss:
Foreign currency translation adjustments	(23,105)	(15,021)	(39,354)
Total other comprehensive loss	(23,105)	(15,021)	(39,354)
Comprehensive income	$65,722	$75,550	$53,727
Comprehensive loss attributable to noncontrolling interest (see Note 17)	(3,550)	(6,149)	(58)
Comprehensive income attributable to Ebix, Inc.	$69,272	$81,699	$53,785

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$105,035	$73,228
Receivables from service providers	4,711	25,607
Short-term investments	25,019	4,443
Restricted cash	8,519	35,051
Fiduciary funds - restricted	4,106	4,966
Trade accounts receivable, less allowances of $22,691 and $21,696, respectively	142,847	153,565
Other current assets	71,661	67,074
Total current assets	361,898	363,934
Property and equipment, net	52,521	48,421
Right-of-use assets	12,372	19,544
Goodwill	949,037	952,404
Intangibles, net	50,880	46,955
Indefinite-lived intangibles	21,647	42,055
Capitalized software development costs, net	19,389	19,183
Deferred tax assets, net	63,402	69,227
Other assets	38,707	29,896
Total assets	$1,569,853	$1,591,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$64,764	$84,735
Payables to service agents	5,281	12,196
Accrued payroll and related benefits	11,792	8,755
Working capital facilities	16,643	28,352
Fiduciary funds - restricted	4,106	4,966
Short-term debt	894	1,167
Contingent liability for earn-out acquisition consideration	—	8,621
Current portion of long-term debt, net of deferred financing costs of $920 and $575, respectively	23,621	22,091
Contract liabilities	32,898	28,712
Lease liability	3,905	5,955
Other current liabilities	27,486	29,335
Total current liabilities	191,390	234,885
Revolving line of credit	439,402	438,037
Long-term debt, less current portion, net of deferred financing costs of $1,062 and $1,534, respectively	232,140	254,467
Contingent liability for earn-out acquisition consideration	—	1,474
Contract liabilities	8,033	8,541
Lease liability	8,540	13,196

Deferred tax liability, net	1,235	1,235
Other liabilities	29,009	40,339
Total liabilities	909,749	992,174
Commitments and Contingencies, Note 5

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at December 31, 2020 and no shares authorized, issued and outstanding at December 31, 2019	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,515,334 issued and outstanding at December 31, 2020 and 30,492,044 issued and outstanding at December 31, 2019	3,052	3,049
Additional paid-in capital	11,126	6,960
Retained earnings	700,304	618,503
Accumulated other comprehensive loss	(101,503)	(78,398)
Total Ebix, Inc. stockholders’ equity	612,979	550,114
Noncontrolling interest (see Note 17)	47,125	49,331
Total stockholders' equity	660,104	599,445
Total liabilities and stockholders’ equity	$1,569,853	$1,591,619
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrol-ling interest	Total
	(In thousands, except per share amounts)
Balance, January 1, 2018	31,476,428	$3,148	$1,410	$510,975	$(24,023)	$42,249	533,759
Cumulative effect of accounting change (adoption of Topic 606), net of tax effect	—	—	—	(8,714)	—	—	(8,714)
Cumulative effect of accounting change (adoption of ASC 340-40), net of tax effect	—	—	—	(1,446)	—	—	(1,446)
Net income attributable to Ebix, Inc.	—	—	—	93,139	—	—	93,139
Net loss attributable to noncontrolling interest	—	—	—	—	—	(58)	(58)
Cumulative translation adjustment	—	—	—	—	(39,354)	—	(39,354)
Exercise of stock options	27,999	3	436	—	—	—	439
Repurchase and retirement of common stock	(996,773)	(100)	—	(49,520)	—	—	(49,620)
Deferred compensation and amortization related to options and restricted stock	—	—	2,811	—	—	—	2,811
Vesting of restricted stock	68,946	6	(6)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(8,875)	—	(467)	—	—	—	(467)
Noncontrolling interest	—	—	(787)	—	—	24,051	23,264
Common stock dividends paid, $0.30 per share	—	—	—	(9,316)	—	—	(9,316)
Balance, December 31, 2018	30,567,725	$3,057	$3,397	$535,118	$(63,377)	$66,242	$544,437
Net income attributable to Ebix, Inc.	—	—	—	96,720	—	0	96,720
Net loss attributable to noncontrolling interest	—	—	—	—	—	(6,149)	(6,149)
Cumulative translation adjustment	—	—	—	—	(15,021)	—	(15,021)
Repurchase and retirement of common stock	(95,000)	(10)	—	(4,142)	—	0	(4,152)

Deferred compensation and amortization related to options and restricted stock	—	—	3,397	—	—	0	3,397
Vesting of restricted stock	24,107	2	(2)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(4,788)	—	(230)	—	—	—	(230)
Noncontrolling interest	—	—	398	—	—	(10,762)	(10,364)
Common stock dividends paid, $0.30 per share	—	—	—	(9,193)	—		(9,193)
Balance, December 31, 2019	30,492,044	$3,049	$6,960	$618,503	$(78,398)	$49,331	$599,445
Net income attributable to Ebix, Inc.	—	—	—	92,377	—	—	92,377
Net loss attributable to noncontrolling interest	—	—	—	—	—	(3,550)	(3,550)
Cumulative translation adjustment	—	—	—	—	(23,105)	—	(23,105)
Exercise of stock options	30,000	3	633	—	—	—	636
Deferred compensation and amortization related to options and restricted stock	—	—	4,792	—	—	—	4,792
Vesting of restricted stock	68,504	7	(7)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(75,214)	(7)	(1,253)	(1,329)	—	—	(2,589)
Noncontrolling interest	—	—	—	—	—	1,343	1,343
Common stock dividends paid, $0.30 per share	—	—	—	(9,245)	—		(9,245)
Balance, December 31, 2020	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$92,377	$96,720	$93,139
Net (loss) income attributable to noncontrolling interest	(3,550)	(6,149)	(58)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,738	14,468	11,292
Provision for doubtful accounts	1,749	12,325	3,571
Provision for deferred taxes, net of acquisitions and effects of currency translation	5,114	(15,525)	(13,043)
Unrealized foreign exchange losses	—	1,104	606
Amortization of right-of-use assets	6,100	7,144	—
Amortization of capitalized software development costs	3,367	2,696	2,233
Share-based compensation	4,792	3,397	2,811
Reduction of acquisition earn-out contingent liability	(3,105)	(16,543)	(1,391)
Cash paid for acquisition earn-out	(6,453)	—	(3,831)
Intangible asset impairment	6,168	—	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	3,258	(22,977)	15,839
Receivables from service providers	20,896	10,950	(36,557)
Payables to service agents	(6,915)	(13,455)	25,651
Other assets	(10,487)	(8,351)	(8,486)
Accounts payable and accrued expenses	(14,569)	(19,624)	(11,787)
Accrued payroll and related benefits	2,100	(661)	(788)
Lease liabilities	(5,700)	(6,878)	(360)
Reserve for potential uncertain income tax return positions	—	(95)	149
Other liabilities	(12,204)	30,396	13,205
Contract liabilities	3,680	(8,149)	(8,740)
Net cash provided by operating activities	100,356	60,793	83,455
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14,276)	(105,466)	(232,557)
Cash (paid to) received from Paul Merchants for 10% stake in MTSS combined business and other investment	—	(5,348)	4,996
Maturities (purchases) of marketable securities	(20,964)	27,015	(4,087)
Capitalized software development costs	(4,229)	(7,989)	(8,079)
Capital expenditures	(5,337)	(4,908)	(8,032)
Net cash used in investing activities	(44,806)	(96,696)	(247,759)
Cash flows from financing activities:
Proceeds from / (payment) to revolving line of credit, net	1,364	13,500	150,008
Proceeds from term loan	—	—	175,500
Principal payments on term loan obligation	(20,711)	(15,063)	(10,016)

Payments on short-term notes, net	—	6,450	(8,341)
Working capital facilities	(10,927)	19,079	(8,094)
Repurchase of common stock	—	(12,952)	(40,820)
Payments of long term debt	(271)	(686)	(80)
Payments for capital lease obligations	(210)	—	(6)
Proceeds from exercise of common stock options	636	—	439
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,589)	(230)	(467)
Dividends paid	(9,245)	(9,193)	(9,316)
Net cash (used) provided by financing activities	(41,953)	905	248,807
Effect of foreign exchange rates on cash and cash equivalents	(4,753)	(3,314)	(5,689)
Net change in cash and cash equivalents, and restricted cash	8,844	(38,312)	78,814
Cash and cash equivalents, and restricted cash at the beginning of the year	111,369	149,681	70,867
Cash and cash equivalents, and restricted cash at the end of the year	$120,213	$111,369	$149,681
Supplemental disclosures of cash flow information:
Interest paid	$29,498	$41,143	$25,690
Income taxes paid	$21,321	$24,041	$10,149
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:
As of December 31, 2020, there were 75,214 shares, totaling $2.6 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
    Description of Business— Ebix, Inc. and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, payment remittances and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the area of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations (ASEAN) countries to a Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the U.K., Brazil, Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 73.4%, 68.6%, and 60.4% of the Company’s total revenue in 2020, 2019, and 2018, respectively.

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

    The main services from which EbixCash derives revenue are as follow:

Gift Cards

    EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partner(s) and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $140). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2020 are not significant to the financial results of the Company and are recorded as deferred revenues in the financial results.

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

    EbixCash Travel revenue for the corporate MICE (Meetings, Incentives, Conferences, and Exhibitions) packages is recognized at full purchase value at the completion of the obligation with the corresponding costs recorded under cost of services provided. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

EbixCash Money Transfer

    For the EbixCash money transfer business, EbixCash has one performance obligation whereupon the customer engages EbixCash to perform one integrated service. This typically occurs instantaneously when the beneficiary entitled to receive the money transferred by the sender visits the EbixCash outlet and collects the money. Accordingly, EbixCash recognizes revenue upon completion of the following: 1) the customer’s acknowledgment of EbixCash’s terms and conditions and the receipt of payment information, 2) the money transfer has been processed, 3) the customer has received a unique transaction identification number, and 4) funds are available to be picked up by the beneficiary. The transaction price is comprised of a transaction fee and the difference between the exchange rate set by EbixCash to the customer and the rate available in the wholesale foreign exchange market, as applicable, both of which are readily determinable at the time the transaction is initiated

Foreign Exchange and Outward Remittance Services

    For EbixCash’s foreign exchange and payment services, customers agree to terms and conditions for all transactions, either at the time of initiating a transaction or signing a contract with EbixCash to provide payment services on the customer’s behalf. In the majority of EbixCash’s foreign exchange and payment services, EbixCash makes payments to the recipient to satisfy its performance obligation to the customer and, therefore, EbixCash recognizes revenue on foreign exchange and payment when this performance obligation has been fulfilled.

Consumer Payment Services

    EbixCash offers several different bill payment services that vary by considerations such, as: 1) who pays the fee to EbixCash (consumer or biller); 2) whether the service is offered to all potential consumers; 3) whether the service is restricted to existing biller relationships of EbixCash; and 4) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service, collect money from the consumer and process the bill payment transaction, thereby providing the billers real-time or near real-time information regarding their customers’ payments and, thus, simplifying the billers’ collection efforts. EbixCash’s revenues from bill payment services are generated from contracts to process transactions at any time during the duration of the contract. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

EbixCash Technology Services

    EbixCash also offers on-demand technology to various providers in the area of lending, wealth and asset management, and travel across the world.

Insurance Exchanges

    Insurance Exchanges revenues are primarily derived from consideration paid by customers related to our SaaS platforms, related services and the licensing of software. A typical contract for our SaaS platform will also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgement. Set-up and customization services related to our SaaS platforms are not considered to be distinct from the usage fees associated with the SaaS platform and, accordingly, are accounted for as a single performance obligation. These services, along with the usage or transaction fees, are recognized over the contract duration, which considers the significance of the upfront fees in the context of the contract and which may, therefore, exceed the initial contracted term. A customer's transaction volume tends to remain fairly consistent during the contract period without significant fluctuations. The invoiced amount is a reasonable approximation of the revenue that would be allocated to the related period under the variable consideration guidelines in ASC 606-10-32-40. To the extent that a SaaS contract includes subscription services or professional services, apart from the upfront customization, these are considered separate performance obligations. The Company also has separate software licensing (on premise/ perpetual), unrelated to the SaaS platforms, which is recognized at a point in time when the license is transferred to the customer.
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

Professional Services

    Professional service revenue primarily consists of fees for setup, customization, training, or consulting services. Professional service fees are generally on a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized as such services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date. Professional services, particularly related to SaaS platforms, may have significant dependencies on the related licensed software and may not be considered a distinct performance obligation.

Risk Compliance Services ("RCS")

    RCS revenues consist of two revenue streams - Certificates of Insurance ("COI") and Consulting Services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These are transactional-based revenues. Consulting Services revenues are driven by distinct consulting service engagements rendered to customers for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

    The Company provides services to issue and track certificates of insurance in the U.S. and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

Consulting Services

    The Company provides consulting services to clients around the world for project management and development. Consulting services fees are generally on a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized using an output method as the services are rendered, while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.

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

    Use of Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and contract liabilities, accounts receivable, acquired intangible assets, annual impairment reviews of goodwill and indefinite-lived intangible assets, investments, contingent earnout liabilities in connection with business acquisitions, and the provision for income taxes. Actual results may be different from those estimates.

    Reclassification—Certain prior year amounts have been reclassified to be consistent with current year presentation within our financial statement.

    Segment Reporting—Since the Company, from the perspective of its chief operating decision maker, allocates resources and evaluates business performance as a single entity on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures are included in Note 14.
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
The Company deposited $30.0 million with a third party bank in a trust account with commingled funds of its outside legal counsel in contemplation of a potential acquisition on December 31, 2020. The funds are included under the heading 'Cash and Cash Equivalent' in the consolidated balance sheet due to the nature of the said account, as the account had neither a restriction on the Company's ability to access the funds at its discretion nor did the account have restrictions associated with the potential acquisition that would limit the Company's control over and access to the cash. The contemplated acquisition did not occur as of December 31, 2020 or through the filing of this Form 10-K, and on February 2, 2021 the Company had the cash returned to its primary U.S. operating bank account.

Short-term Investments—The Company’s primary short-term investments consist of certificates of deposits with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $25 million and $4.4 million at December 31, 2020 and 2019, respectively.
    Restricted Cash— The carrying value of our restricted cash was $8.5 million and $35.1 million at December 31, 2020 and 2019, respectively. The Company holds fixed deposits pledged with banks for issuance of bank guarantees and letters of credit related to its India operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

	For the Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash and cash equivalents	$105,035	$73,228	137,858
Restricted cash	8,519	35,051	8,317
Restricted cash included in other long-term assets	6,659	3,090	3,506
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$120,213	$111,369	$149,681
    Fiduciary Funds - Restricted—Due to the EbixHealth JV being a third party administrator (“TPA”), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit of various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $4.1 million, are recorded as an asset and offsetting fiduciary funds - restricted liability.
    Fair Value Measurements—The Company follows the relevant GAAP guidance regarding the determination and measurement of the fair value of assets/liabilities in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction valuation hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

•Level 1 — Unadjusted quoted prices available in active markets for identical investments to the reporting entity at the measurement date.
•Level 2 — Other than quoted prices included in Level 1 inputs, which are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 — Unobservable inputs, which are used to the extent that observable inputs are not available, and used in situations where there is little or no market activity for the asset or liability and wherein the reporting entity makes estimates and assumptions related to the pricing of the asset or liability including assumptions regarding risk.

    A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
As of December 31, 2020 and 2019, the Company has the following financial instruments for which it had to consider fair values and had to make fair value assessments:

•Short-term investments (commercial bank certificates of deposits and mutual funds), for which the fair values are measured as a Level 1 instrument.
•Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary.

The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2020 and 2019 but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, finance lease obligations, and the revolving line of credit and term loan debt . The Company believes that the estimated fair value of such instruments at December 31, 2020 and 2019 reasonably approximates their carrying value as reported on the consolidated balance sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($7.4 million is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$32,072	$—	$32,072	$—
Mutual funds	381	381	—	—
Total assets measured at fair value	$32,453	$381	$32,072	$—

Liabilities
Contingent earn-out acquisition consideration	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

* During the year ended December 31, 2020 there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($50 thousand is recorded in the long term asset section of the consolidated balance sheets in "Other Assets")	$4,493	—	4,493	—
Mutual Funds	1,058	1,058	—	—
Total assets measured at fair value	$5,551	$1,058	$4,493	$—

Liabilities
Contingent earn-out acquisition consideration (a)	10,095	—	—	10,095
Total liabilities measured at fair value	$10,095	$—	$—	$10,095

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

    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the year:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2020	Balance at December 31, 2019
	(In thousands)

Beginning balance	$10,095	24,976

Total remeasurement adjustments:
(Gains) or losses included in earnings **	(3,105)	(16,543)
Reductions recorded against goodwill	—	—
Foreign currency translation adjustments ***	(537)	(260)

Acquisitions and settlements
Business acquisitions	—	1,922
Settlements	(6,453)	—

Ending balance	$—	$10,095

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$(3,105)	$(16,543)

** recorded as a component of general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$—	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(In thousands)	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration: (Wdev, Miles, Zillious and Essel acquisitions)	$10,095	Discounted cash flow	Expected future annual revenue streams and probability of achievement
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

Contract Liabilities

    Contract liabilities includes payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $7.2 million and $6.4 million of contract liabilities were included in billed accounts receivable at December 31, 2020 and 2019, respectively.

Disaggregation of Revenue

    The following tables present revenue disaggregated by primary geographical regions and product channels for the years ended December 31, 2020 , 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
India*	$378,660	$300,678	$196,372
United States	$166,320	182,530	196,984
Australia	$33,846	33,268	35,770
Latin America	$14,801	19,755	19,866
Europe	$13,145	14,695	15,387
Canada	$4,383	4,805	5,611
Singapore*	$3,969	6,549	7,674
Indonesia*	$3,206	9,706	7,482
Philippines*	$2,140	5,991	6,483
United Arab Emirates*	$3,335	683	1,042
New Zealand	$1,804	1,955	2,015
Mauritius*	$—	—	3,140
	$625,609	$580,615	$497,826

*Primarily India led businesses for which total revenue was $388.3 million, $320.0 million and $217.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
    The Company’s revenues are derived from three product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2020, 2019, and 2018.

	For the Year Ended
	December 31,
(In thousands)	2020	2019	2018
EbixCash Exchanges	$388,293	$319,953	$217,457
Insurance Exchanges	178,111	190,067	192,604
Risk Compliance Solutions	59,205	70,595	87,765
Totals	$625,609	$580,615	$497,826

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS related setup and customizations from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. As of December 31, 2020, the Company had $646 thousand of contract costs in “Other current assets” and $985 thousand in “Other assets” on the Company's Condensed Consolidated Balance Sheets.

(In thousands)	December 31, 2020	December 31, 2019
Balance, beginning of period	$1,897	$2,238
Costs recognized from beginning balance	(743)	(708)
Additions, net of costs recognized	476	367
Balance, end of period	$1,630	$1,897

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

(In thousands)	December 31, 2020	December 31, 2019
Balance, beginning of period	$37,253	$44,660
Revenue recognized from beginning balance	(32,783)	(31,507)
Additions from business acquisitions	—	769
Additions, net of revenue recognized and currency translation	36,460	23,331
Balance, end of period	$40,930	$37,253

Revenue Allocated to Remaining Performance Obligations
    The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2020 that we will transfer from contract liabilities and recognize in future periods:

Estimated Revenue (In thousands):
For the year ending December 31, 2021	$3,996
For the year ending December 31, 2022	2,791
For the year ending December 31, 2023	2,188
For the year ending December 31, 2024	1,123
For the year ending December 31, 2025	208
$10,306
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
    Accounts Receivable and the Allowance for Doubtful Accounts Receivable—Reported accounts receivable as of December 31, 2020 include $97.6 million of trade receivables stated at invoice billed amounts and $45.2 million of unbilled receivables (net of a $22.7 million estimated allowance for doubtful accounts receivable). Reported accounts receivable at December 31, 2019 include $118.3 million of trade receivables stated at invoice billed amounts and $35.3 million of unbilled receivables (net of a $21.7 million estimated allowance for doubtful accounts receivable). The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense was $1.7 million, $12.3 million, and $3.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

    Costs of Services Provided—Costs of services provided consist of data processing costs, customer support costs, including personnel costs to maintain our proprietary databases, costs to provide customer call center support, hardware and software expense associated with transaction processing systems and exchanges, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Cost of services provided also include the direct expenses associated with our services businesses, including the cost of prepaid gift cards, the cost of travel services provided and the cost of foreign exchange and remittance transactions. Depreciation expense is not included in costs of services provided.
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

We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments have occurred nor recognized in 2019 or 2020.

The Company has considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one operating and reportable segment and one reporting unit.

Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Beginning Balance	$952,404	$946,685
Additions for current year acquisitions	11,241	17,931
Adjustments for final purchase accounting	725	741
Foreign currency translation adjustments	(15,333)	(12,953)
Ending Balance	$949,037	$952,404
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

    We perform our annual impairment testing of indefinite-lived intangible assets as of October 1st of each year. The annual impairment testing of indefinite-lived intangible assets is perform by comparing the asset's fair value to its carrying value. An impairment charge is recognized if the asset's estimated fair value is less than its carrying value.

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

For the year ended December 31, 2020, as a result of the analysis performed the Company concluded that the IHC customer relationship indefinite-lived intangible asset associated with the Company's EbixHealth JV has been impaired, the Company recorded a $6.2 million impairment charge within the asset impairment line on the consolidated statement of operations. In addition, the Company has concluded that they IHC customer relationship intangible is no longer considered indefinite-lived. The Company will amortize this intangible over the remaining estimated life of ten years. During the years ended December 2019, and 2018, we had no impairments to the recorded balances of our indefinite-lived intangible assets.

    Finite-lived Intangible Assets—Finite-lived intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks, non-compete agreements and other intangibles described below obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Life
Category	(years)
Customer relationships	7-20
Developed technology	3-12
Airport contract	9
Store networks	5
Dealer networks	15-20
Brand	15
Trademarks	3-15
Non-compete agreements	5
Database	10

Intangible assets as of December 31, 2020 and December 31, 2019, are as follows:

	December 31,
	2020	2019
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$96,616	$83,012
Developed technology	19,867	19,979
Dealer networks	6,653	6,726
Airport Contract	4,523	4,635
Store Networks	2,440	2,500
Trademarks	2,700	2,689
Brand	896	918
Non-compete agreements	759	764
Backlog	140	140
Database	212	212
Total intangibles	134,806	121,575
Accumulated amortization	(83,926)	(74,620)
Finite-lived intangibles, net	$50,880	$46,955

Indefinite-lived intangibles:
Customer/territorial relationships	$21,647	$42,055

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
    Advertising—With the exception of certain direct-response costs in connection with our business services of providing medical continuing education to physicians, dentists and healthcare professionals, advertising costs are expensed as incurred. Advertising costs amounted to $4.8 million, $9.7 million, and 7.5 million in 2020, 2019, and 2018, respectively, and are included in sales and marketing expenses in the accompanying Consolidated Statements of Income.

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
    Sales Commissions —Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2020, 2019, and 2018 $650 thousand, $652 thousand, and $661 thousand, respectively, of sales commissions were deferred and included in other current assets on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2020 and 2019, the Company amortized $763 thousand and $1.0 million, respectively, of previously deferred sales commissions and included this expense in operating expenses on the accompanying Consolidated Statements of Income.
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
Recent Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
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

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this guidance has had no impact on the consolidated financial statements as the Company has not yet modified any of the existing contracts in response to the reference rate reform. The impact of this ASU will ultimately depend on the terms of any future contract modification related to a change in reference rate, including potential future modifications to the Company's Credit Facility.

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
        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new accounting guidance is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU requires both types of leases (i.e., operating and capital) to be recognized on the balance sheet. The capital lease is accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. For operating leases, there now is the recognition of a lease liability and a lease asset for all such leases greater than one year in term. Public companies are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted Topic 842 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we carried forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. See Note 19.

Note 2. Earnings per Share

    The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying Consolidated Statements of Income are shown below:

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2020	2019	2018
Basic earnings per common share	$3.03	$3.17	$2.97
Diluted earnings per common share	$3.02	$3.16	$2.95
Basic weighted average shares outstanding	30,510	30,511	31,393
Diluted weighted average shares outstanding	30,571	30,594	31,534
    Basic EPS is equal to net income attributable to Ebix, Inc. divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to restricted stock, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance. Diluted

EPS is equal to net income attributable to Ebix, Inc divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2020, 2019, and 2018 there were 181,875, 181,875, and 42,000 respectively of potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each year ended December 31, 2020, 2019, and 2018:

	For the year ended December 31,
	(In thousands)
	2020	2019	2018
Basic weighted average shares outstanding	30,510	30,511	31,393
Incremental shares for common stock equivalents	61	83	141
Diluted shares outstanding	30,571	30,594	31,534

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

    A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earnout based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities as reported on its Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During each of the years ending December 31, 2020, 2019 and 2018, these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $3.1 million, $16.5 million, and $1.4 million, respectively, due to remeasurements as based on the then assessed fair value and changes in the amount and timing of anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reduction to general and administrative expenses as reported on the Consolidated Statements of Income. As of December 31, 2020, there were no outstanding contingent earn-out liability in the Company's Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million, of which $1.5 million was reported in long-term liabilities and $8.6 million was included in current liabilities in the Company's Consolidated Balance Sheet.

2020 Acquisitions

Trimax- Effective May 4, 2020, Ebix acquired from bankruptcy India-based Trimax, which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. Additionally, Ebix issued preferred shares in Trimax to the selling shareholders that can be sold five years from the closing of the acquisition based on an independent valuation performed by a Big 4 valuation firm. The maximum potential value of the preferred shares is approximately $9.9 million. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.
AssureEdge- Effective October 1, 2020 the Company acquired a 70% interest in AssureEdge Global Services (“AssureEdge”) for a total purchase price of approximately $5.0 million, including net working capital acquired. AssureEdge is a pan-India based business process outsourcing ("BPO") company, with a variety of BPO offerings via six contact centers across the country. It serves a number of industries and clients that have cross-selling value for EbixCash services. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

2019 Acquisitions
Wallstreet Canada- Effective August 23, 2019, Ebix acquired Canada based Wallstreet Canada, a foreign exchange and outward remittance service provider for approximately $2.1 million inclusive of net acquired working capital.
Essel Forex- Effective January 1, 2019, Ebix acquired the assets of India based Essel Forex, for approximately $8.7 million, plus possible future contingent earn-out payments of up to $721 thousand based on earned revenues. Ebix funded the entire transaction in cash using its internal cash reserves. Essel Forex is a provider of foreign exchange services in India, with a wide spectrum of related products including sales of all major currencies, travelers’ checks, demand drafts, remittances, money transfers and prepaid cards primarily for corporate clients.
    Zillious- Effective January 1, 2019, Ebix acquired an 80% controlling stake in India based Zillious for $10.1 million plus possible future contingent earn-out payments of up to $2.2 million based on agreed milestones in the acquisition agreement. Zillious is an on-demand SaaS travel technology solution in the corporate travel segment in India.
    The following table summarizes the recognized intangible assets, goodwill and earn-out provisions, as a result of the cumulative valuation and purchase price allocations on effective date of acquisition, for the 2020 and 2019 acquisitions:

Company acquired	Date acquired	Goodwill	Intangibles Assets	Contingent Earn-Out Provision
		(In thousands)
Essel Forex	Jan-19	8,372	1,163	407
Zillious	Jan-19	9,489	1,875	1,515
Wallstreet Canada	Aug-19	71	—	—
Total for 2019 acquisitions		$17,932	$3,038	$1,922

Trimax*	May-20	8,243	—	—
AssureEdge*	Oct-20	3,678	—	—
Total for 2020 acquisitions		$11,921	$—	$—

*The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable but in no event longer than one year from the effective date of this transaction.

    The following table summarizes the fair value of the consideration transferred, net assets acquired and liabilities assumed, as of the acquisition date, for acquisitions closed during 2020 and 2019:

(In thousands)	2020	2019
Fair value of total consideration transferred
Cash	$13,774	$105,391
Consideration payable	1,827	—
Contingent earn-out consideration arrangement (net)	—	1,922
Total consideration transferred	15,601	107,313

Fair value of equity components recorded (not part of consideration)
Recognition of noncontrolling interest of joint ventures	1,350	(10,258)
Total equity components recorded	1,350	(10,258)

Total consideration transferred and equity components recorded	$16,951	$97,055

Fair value of assets acquired and liabilities assumed
Cash, net of adjustment	$1,358	$(75)
Other current assets	2,812	5,175
Property, plant, and equipment	4,021	231
Other long term assets	103	3,023
Intangible assets, definite lived	—	6,296
Capitalized software development costs	—	—
Deferred tax liability	—	12
Current and other liabilities, net of consideration transferred	(3,264)	63,721
Net assets acquired, excludes goodwill	5,030	78,383

Goodwill	11,921	18,672

Total net assets acquired	$16,951	$97,055
    The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2020 and 2019:

	December 31,
	2020		2019
		Weighted Average		Weighted Average
Intangible asset category	Fair Value	Useful Life	Fair Value	Useful Life
	(In thousands)	(In years)	(In thousands)	(In years)
Customer relationships	$—	0.0	$3,042	7.5
Developed technology	—	0.0	851	7.0
Agent network	—	0.0	582	10.2
Airport contracts	—	0.0	—	0.0
Store networks	—	0.0	—	0.0
Brand	—	0.0	78	5.0
Branch network	—	0.0	1,743	10.0
Purchase accounting adjustments for prior year acquisitions	—	0.0	—	0.0
Total acquired intangible assets	$—	0.0	$6,296	8.0

    Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and all other prior acquisitions is as follows:

Future Amortization Expenses (In thousands):
For the year ended December 31, 2021	$9,359
For the year ended December 31, 2022	8,967
For the year ended December 31, 2023	6,942
For the year ended December 31, 2024	5,155
For the year ended December 31, 2025	3,835
Thereafter	16,622

$50,880
    The Company recorded $9.5 million, $10.2 million, and $7.5 million of amortization expense related to acquired intangible assets for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 4. Credit Facility

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (As administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at December 31, 2020 had a balance of $255.5 million. The Credit Facility matures in February 2023.

On May 7, 2020, Ebix entered into Amendment No. 10 to the Credit Facility. Amendment No. 10 provides for, among other things, increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.

On March 30, 2020, the Company and certain of its subsidiaries entered into a waiver related to the Credit Facility (the "Waiver"). The Waiver provided that so long as the Company’s leverage ratio is below 5.0 to 1.0 for the Company’s fiscal quarter ending March 31, 2020 pursuant to the terms of its compliance certificate required by the Credit Facility, the existing leverage ratio requirement of 3.50 to 1.0 was waived.

On September 27, 2019, the Company and certain of its subsidiaries entered into Amendment No. 9 to the Credit Facility, which amended the definitions of “Consolidated EBITDA" and “Indebtedness” and modified the maximum consolidated debt leverage ratios allowed.

At December 31, 2020, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 3.5%. During 2020, the Company drew $1.4 million on its Revolver. This balance on the Revolver is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2020, the average and maximum outstanding balances on the Revolver were $438.9 million and $439.4 million, respectively, and the weighted average interest rate on the Revolver was 4.04%. At December 31, 2019, the outstanding balance on the Revolver was $438.0 million and the facility carried an interest rate of 4.25%. This balance on the Revolver was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2019, the average and maximum outstanding balances on the Revolver were $437.2 million and $438.0 million, respectively.

At December 31, 2020, the outstanding balance on the Term Loan was $255.5 million, of which $22.6 million is due within the next twelve months. $20.7 million of scheduled amortization payments were made on the Term Loan during 2020. The Term Loan also carried an interest rate of 3.5% at December 31, 2020, and the weighted average interest rate on the Term Loan during 2020 was 4.04%. The current and long-term portions of the Term Loan are included in the respective current and long-term debt sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $232.9 million. At December 31, 2019, the outstanding balance on the Term Loan was $276.2 million, of which $20.7 million was due within twelve months. This term loan also carried an interest rate of 4.25%.

At December 31, 2020, the Company's Condensed Consolidated Balance Sheets include $4.9 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the maturity of the Credit Facility in February 2023. $2.9 million of such deferred financing costs pertain to the Revolver and $2.0 million pertains to the Term Loan, of which $919 thousand is netted against the current portion of the Term Loan and $1 million is netted against the long-term portion of the Term Loan as reported on the Condensed Consolidated

Balance Sheets. At December 31, 2019, the Company's Condensed Consolidated Balance Sheets included $5.2 million of remaining deferred financing costs in connection with the Credit Facility, with $3.1 million pertaining to the Revolver and $2.1 million pertaining to the Term Loan, of which $575 thousand was netted against the current portion of the Term Loan and $1.5 million was netted against the long-term portions of the Term Loan as reported on the Condensed Consolidated Balance Sheets.

Note 5. Commitments and Contingencies

    Contingencies— On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix, Inc. securities, filed a putative class action in the United States District Court for the Southern District of New York on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against Ebix, Inc., Robin Raina, and Steven M. Hamil, for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix, Inc. made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP, had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs.

On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint"). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party our Credit Facility, which prior to the filing of the original Complaint, had been previously amended on May 7, 2020. The Complaint, as amended, alleges that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleges fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the Credit Facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. Ebix and Merger Sub deny any liability and intend to defend the action vigorously.

On May 12, 2017, Ebix Software India Pvt. Ltd. (“Ebixcash”) entered into several agreements with the most prominent shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz. Further, as part of the overall purchase of Itz, a share purchase agreement between Ebixcash and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for Ebixcash’s purchase of Itz consisted of two individual potential earn-out payments, the first for the period for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). Neither the First Earn-Out nor the Second Earn-Out were achieved pursuant to the terms of the SPA. After correspondence between the parties between September 2019 and May 2020, the former shareholders of Itz (“Sellers”) sent Ebixcash notices of arbitration (“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. The matter is under Arbitration in accordance with the rules of the Singapore International Arbitration Centre. The Company believes that each of the Sellers claims is without merit and continues to defend its position vigorously. The Company believes that Ebixcash has several viable counterclaims related to improper termination of the Transaction Documents and violation non-compete provisions.
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
    Lease Commitments— See Note 19.

    Business Acquisition Earn-out Contingencies—A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of December 31, 2020, here were no outstanding contingent liability in the Company's Consolidated Balance Sheet. As of December 31, 2019, the total of these contingent liabilities was $10.1 million of which $1.5 million was reported in long-term liabilities, and $8.6 million was included in current liabilities in the Company's Consolidated Balance Sheet.
    Self-Insurance—For some of the Company’s U.S. employees the Company has a self-insured plan for its health insurance program and has a stop loss policy that limits the individual liability to $120 thousand per person and the aggregate liability to 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2020 and 2019, the amount accrued on the Company’s consolidated balance sheet for the self-insured component of the Company’s employee health insurance was $345 thousand and $362 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2021, is $4.1 million. During the years ended December 31, 2020 and 2019, the Company recognized $1.8 million, and $2.6 million of expense, respectively, associated with claims from its self-insured health insurance program.

    Gratuity Leave—In accordance with Indian law, we pay gratuity to our eligible employees in India. Under our gratuity plan, an employee is entitled to receive a gratuity payment on the termination of his or her employment if the employee has rendered continuous service to our company for not less than five years, or if the termination of employment is due to death or disability. The amount of gratuity payable to an eligible employee is based on number of years of employment and is limited to a maximum of $28 thousand per employee. As of December 31, 2020 and 2019, the amount accrued on the Company’s consolidated balance sheet for gratuity leave was $4.3 million and $3.2 million, respectively.

Note 6. Share-Based Compensation
    Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2020, the Company had two equity based compensation plans. No stock options were granted to employees or non-employees during 2020, 2019, and 2018; however, options were granted to Directors in 2020, 2019, and 2018. Stock compensation expense of $517 thousand, $537 thousand and

$449 thousand was recognized during the years ending December 31, 2020, 2019, and 2018, respectively, on outstanding and unvested options.
    The fair value of options granted during 2020 is estimated on the date of grant using a Black-Scholes option pricing model. The following table includes the weighted- average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31,
	2020	2019	2018
Weighted average fair values of stock options granted	$15.58	$12.68	$11.80
Expected volatility	64.7%	36.0%	35.7%
Expected dividends	.84%	.65%	.70%
Weighted average risk-free interest rate	.24%	1.72%	2.47%
Expected life of stock options (in years)	3.5	3.5	3.5

    A summary of stock option activity for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2018	147,999	$37.68	2.94	$6,152
Granted	42,000	$42.56
Exercised	(27,999)	$15.65
Canceled	—	$—
Outstanding at December 31, 2018	162,000	$42.75	3.05	$—
Granted	66,000	$46.75
Exercised	—	$—
Canceled	(10,125)	$46.66
Outstanding at December 31, 2019	217,875	$43.78	2.60	$—
Granted	36,000	$35.70
Exercised	(30,000)	$21.19
Canceled	(6,000)	$28.59
Outstanding at December 31, 2020	217,875	$45.97	2.57	$—
Exercisable at December 31, 2020	115,125	$49.17	1.63	$—
    The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2020, 2019, and 2018 was $341 thousand, zero and $900 thousand, respectively.
    Cash received or the value of stocks canceled from option exercises under all share-based payment arrangements for the years ended December 31, 2020, 2019, and 2018, was $127 thousand, zero and $439 thousand, respectively.
    A summary of non-vested options and changes for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2018	76,500	$47.99
Granted	42,000	$42.56
Vested	(36,750)	$43.52
Canceled	—	$—
Non-vested balance at December 31, 2018	81,750	$47.21
Granted	66,000	$46.75
Vested	(28,875)	$48.46
Canceled	(10,125)	$46.66
Non-vested balance at December 31, 2019	108,750	$46.65
Granted	36,000	$35.70
Vested	(42,000)	$47.66
Canceled	—	$—
Non-vested balance at December 31, 2020	102,750	$42.40

    The following table summarizes information about stock options outstanding by price range as of December 31, 2020:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$35.70	36,000	0.82	$5.90	—	$—
$41.60	36,000	0.45	$6.87	11,250	$4.07
$42.56	36,000	0.50	$7.03	18,000	$6.65
$49.22	40,875	0.06	$9.23	40,875	$17.48
$52.92	30,000	0.47	$7.29	11,250	$5.17
$53.90	39,000	0.27	$9.65	33,750	$15.80
	217,875	2.57	$45.97	115,125	$49.17

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

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	107,095	$45.74
Granted	5,623	$76.47
Vested	(68,788)	$40.67
Forfeited	(3,514)	$46.24
Non-vested at December 31, 2018	40,416	$58.60
Granted	91,658	$50.54
Vested	(24,120)	$57.14
Forfeited	—	$—
Non-vested at December 31, 2019	107,954	$52.08
Granted	388,089	$24.37
Vested	(68,504)	$52.49
Forfeited	—	$—
Non-vested at December 31, 2020	427,539	$26.86
    In the aggregate the total compensation expense recognized in connection with the restricted grants was $4.3 million, $2.9 million, and $2.4 million during each of the years ending December 31, 2020, 2019, and 2018, respectively.
    As of December 31, 2020, there was $9.1 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006 and 2010 Incentive Compensation Program. That cost is expected to be recognized over a weighted-average period of 2.75 years. The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018 was $3.6 million, $1.4 million, and $2.8 million, respectively.
    As of December 31, 2020, the Company has 8.6 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 7. Income Taxes
    The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
US federal	$(249)	$1,378	$22,353
US state	(406)	909	847
Non US	10,681	12,861	15,212
	10,026	15,148	38,412
Deferred:
US federal	(1,220)	(3,781)	5,617
US state	(657)	(3,107)	(1,031)
Non US	(2,819)	(8,040)	(10,497)
	(4,696)	(14,928)	(5,911)

Total	$5,330	$220	$32,501

Income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
US	$(27,528)	$(47,574)	$(36,202)
Non US	121,685	138,365	161,784
Total	$94,157	$90,791	$125,582
    A reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Year Ended December 31,
	2020	2019	2018
Statutory US federal income tax rate	21.0%	21.0%	21.0%
US state income taxes, net of federal benefit	(0.9)%	(2.3)%	(0.3)%
Non-US tax rate differential	(12.2)%	(13.6)%	(15.2)%
GILTI Related	12.5%	18.6%	15.1%
SubPart F	—%	—%	0.7%
Tax holidays	(4.0)%	(6.0)%	(3.4)%
Tax Credits	(10.0)%	(15.0)%	(10.6)%
Passive income exemption	(0.4)%	(1.2)%	(0.9)%
Acquisition contingent earnout liability adjustments	(0.7)%	(4.0)%	(0.2)%
Nondeductible items	2.0%	1.0%	(0.1)%
Effect of valuation allowance	(1.2)%	1.2%	(0.1)%
Prior year Transition Tax and related true-ups	0.5%	0.7%	19.5%
Uncertain tax positions	(1.0)%	(0.1)%	0.1%
Other	—%	(0.1)%	0.3%
Effective income tax rate	5.7%	0.2%	25.9%
    The Company's effective tax rate increased to 5.7% in 2020, compared with 0.2% in 2019. The increase in effective tax rate in 2020 is due to a decrease in the availability of tax credits as well as lower tax holiday benefit available in 2020 compared to 2019 and lower benefits from the state taxes deduction.
    Deferred tax assets and liabilities are comprised of the following:

	December 31, 2020		December 31, 2019
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$—	$3,450	$—	$3,562
Share-based compensation	451	—	959	—
Accruals and prepaids	6,586	—	6,806	—
Bad debts	2,727	—	2,594	—
Acquired intangible assets	—	13,071	—	13,335
Net operating loss carryforwards	33,247	—	27,607	—
Tax credit carryforwards (primarily Minimum Alternative Tax ("MAT") in India)	48,669	—	50,210	—
	91,680	16,521	88,176	16,897
Valuation allowance	(2,160)	—	(3,288)	—
Total deferred taxes	$89,520	$16,521	$84,888	$16,897

    We have US Federal, state and foreign operating losses and credit carryforwards as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
US Federal loss carryforwards	$55,029	$48,623
US state loss carryforwards	79,907	65,412
Foreign loss carryforwards	73,922	58,660

US Federal credit carryforwards	1,818	3,359
Foreign credit carryforwards	46,851	46,851
    The US federal and state operating loss carryforwards expire at varying dates through 2025. The federal credits begin to expire in 2026. We also have non-U.S. tax credits (primarily MAT paid in India) carried forward of approximately $46.9 million as of December 31, 2020, which is available for set-off against the future tax liability of certain Indian operations on a staggered basis over a period up-to fifteen years.

    On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on the Company’s provision for income taxes for the year ended December 31, 2020.

The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be partially offset by foreign tax credits. At December 31, 2020 the cumulative amount of the Company’s undistributed foreign earnings was approximately $767.4 million, inclusive of income previously taxed in the United States.

    The following table summarizes the activity related to provision made by the Company in the books for uncertain tax positions:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Beginning Balance	$9,199	$9,294	$9,144
Additions for tax positions related to current year	—	—	150
Additions for tax positions of prior years	966	195	—
Reductions for tax position of prior years	(1,874)	(290)	—
Ending Balance	$8,291	$9,199	$9,294
The Company recognizes estimated interest accrued and penalties related to uncertain tax positions as part of the income tax expense provided for such positions. The Company accrued as of December 31, 2020 and 2019 approximately $3.0 million and $1.0 million, respectively, of estimated interest and penalties. These amounts are included in the December 31, 2020 and 2019 balances in the preceding table of $8.3 million and $9.2 million, respectively, which is included in other long term liabilities in the accompanying Consolidated Balance Sheet.
    We file income tax returns in the US federal, many US state and local jurisdictions, and certain foreign jurisdictions. We have substantially resolved all US federal income tax matters for tax years prior to 2015. Our state and foreign tax matters may remain open from 2008 forward.

Note 8. Stock Repurchases

    Effective February 6, 2017, the Company's Board of Directors unanimously approved and authorized a share repurchase plan of $150.0 million. The Board directed that the repurchases be funded with available cash balances and cash generated by the Company's operating activities. The aggregate amount of repurchases of the Company's equity shares is limited by restrictive covenants contained in our Credit Facility.

    The Company's share repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market. Treasury stock is recorded at its acquired cost. During 2020, there were no stock repurchases under the plan. During 2019, the Company repurchased and retired 95,000 shares of its common stock under these plans for total consideration of $4.2 million.

    As of December 31, 2020, the Company had $80.1 million remaining in its current Board of Directors-approved share repurchase program.

Note 9. Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses at December 31, 2020, and December 31, 2019, consisted of the following:

	2020	2019
	(In thousands)
Trade accounts payable	$56,636	$74,967
Accrued professional fees	1,268	2,247
Income taxes payable*	3,429	4,094
Sales taxes payable	3,431	3,385
Other accrued liabilities	—	42
Total	$64,764	$84,735

* Long term portion of income taxes payable pertaining to the 2017 Tax Cuts and Jobs Act one-time transition tax totaling $15.0 million is included in other liabilities in the Company's Consolidated Balance Sheets.

Note 10. Other Current Assets

    Other current assets at December 31, 2020 and December 31, 2019 consisted of the following:

	2020	2019
	(In thousands)
Prepaid expenses	$57,017	$51,021
Other third party receivables	3,530	4,785
Sales taxes receivable from customers	4,588	6,499
Credit card merchant account balance receivable	848	796
Short term portion of capitalized costs to obtain and fulfill contracts	646	734
Accrued interest receivable	355	176
Other	4,677	3,063
Total	$71,661	$67,074

Note 11. Other Current Liabilities
    Other current liabilities at December 31, 2020 and December 31, 2019 consisted of the following:

	2020	2019
	(In thousands)
Acquisition obligations (contingent consideration)	$2,443	$6,762
Customer advances (deposits)	25,043	22,573
Total	$27,486	$29,335

Note 12. Property and Equipment

    Property and equipment at December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(In thousands)
Computer equipment	$26,357	$15,899
Buildings	26,564	26,475
Land	10,386	10,479
Land improvements	7,195	7,195
Leasehold improvements	763	910
Furniture, fixtures and other	7,271	7,307
	78,536	68,265
Less accumulated depreciation and amortization	(26,015)	(19,844)
	$52,521	$48,421

    Depreciation expense was $4.2 million, $4.3 million and $3.7 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 13. Cash Option Profit Sharing Plan and Trust

    The Company maintains a 401(k) Cash Option Profit Sharing Plan, for our U.S. based employees, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company matches 100% of an employee’s 1% contributed and 50% on the 2% contributed by an employee. Accordingly, the Company’s contributions to the Plan were $508 thousand, $557 thousand and $536 thousand for the years ending December 31, 2020, 2019, and 2018, respectively.

    We maintain employee benefit plans in the form of certain statutory and incentive plans covering substantially all of our India based employees. In accordance with Indian law, all of our employees in India are entitled to receive benefits under the Employees' Provident Fund Scheme, 1952, as amended, a retirement benefit scheme under which an amount equal to 12% of the basic salary of an employee is contributed both by the employer and the employee in a government fund. For the years ending December 31, 2020, 2019, and 2018 the aggregate amount set aside or accrued by us to provide for pension or retirement benefits for all of our employees, which amount consists of the Provident Fund was $2.6 million, $4.2 million, and $4.0 million, respectively.

Note 14. Geographic Information

    The Company operates with one operating and one reportable segment whose results are regularly reviewed by the Company's CEO, its chief operating decision maker, as to operating performance and the allocation of resources. External customer revenues in the tables below were attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services with an Ebix subsidiary located in that country.
    The following enterprise wide information relates to the Company's geographic locations:

	Year ended December 31,
	2020		2019		2018
	External Revenues	Long-lived assets	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$378,660	$698,936	$300,678	$700,986	$196,372	$672,699
United States	$166,320	$381,782	182,530	395,225	196,984	390,551
Australia	$33,846	$3,581	33,268	3,541	35,770	1,485
Latin America	$14,801	$13,723	19,755	17,176	19,866	16,348
Europe	$13,145	$22,900	14,695	24,508	15,387	23,880
Canada	$4,383	$6,930	4,805	7,012	5,611	5,846
Singapore*	$3,969	$19,336	6,549	18,282	7,674	17,805
Indonesia*	$3,206	$139	9,706	117	7,482	98
Philippines*	$2,140	$661	5,991	729	6,483	448
United Arab Emirates*	$3,335	$54,789	683	54,887	1,042	54,249
New Zealand	$1,804	$513	1,955	578	2,015	158
Mauritius*	$—	$4,665	—	4,643	3,140	—
	$625,609	$1,207,955	$580,615	$1,227,684	$497,826	$1,183,567

*Primarily India led businesses for which total revenue was $388.3 million, $320.0 million and $217.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 15. Related Party Transactions

    We consider Regions Bank ("Regions") to be a related party because Regions provides financing to the Company via our Credit Facility (refer to Note 4 to these Consolidated Financial Statements), for which Regions is the lead bank, and because Regions is also a customer to whom the Company sells products and services. Revenues recognized from Regions were $190 thousand, $193 thousand, and $221 thousand for the years ended December 31, 2020, 2019, and 2018, respectively. Accounts receivable due from Regions were $24 thousand and $13 thousand at December 31, 2020 and 2019, respectively.

    We also consider BMO Bank ("BMO") to be a related party because BMO is a participating bank in our Credit Facility (refer to Note 4 of these Consolidated Financial Statements), and because BMO is also a customer to whom the Company sells products and services. Revenues recognized from BMO were $361 thousand and $351 thousand for the year ended December

31, 2020 and 2019, respectively, and the accounts receivable due from BMO were $43 thousand and $29 thousand at December 31, 2020 and 2019 respectively.

    As discussed in Note 17 "Investment in Joint Ventures", Vayam Technologies Ltd ("Vayam") is also a customer of the Ebix Vayam Limited JV, and during the twelve months ending December 31, 2020 and 2019, the Ebix Vayam Limited JV recognized $667 thousand and $1.4 million of revenue from Vayam, respectively. As of December 31, 2020, Vayam had $13.6 million of accounts receivable with the Ebix Vayam Limited JV.

    Also, as discussed in Note 17 "Investment in Joint Ventures", an in regards to the EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, a related party.

Note 16. Quarterly Financial Information (unaudited)
    The following is the unaudited quarterly financial information for 2020, 2019, and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
Year ended December 31, 2020
Total revenues	$137,876	$111,312	$154,305	$222,116
Gross Profit	80,419	62,219	68,329	71,380
Operating income	34,313	31,850	31,899	27,740
Net income from continuing operations	$24,723	$23,475	$24,682	$19,497
Net income per common share:
Basic	$0.81	$0.77	$0.81	$0.64
Diluted	$0.81	$0.76	$0.80	$0.64
Year ended December 31, 2019
Total revenues	$142,924	$144,275	$147,233	$146,183
Gross Profit	96,995	93,321	92,062	93,072
Operating income	54,131	41,282	26,007	34,253
Net income from continuing operations	25,710	28,851	20,509	21,650
Net income per common share:
Basic	$0.84	$0.95	$0.67	$0.71
Diluted	$0.84	$0.94	$0.67	$0.71
Year ended December 31, 2018
Total revenues	$108,230	$124,626	$128,643	$136,327
Gross Profit	68,639	81,067	85,680	94,025
Operating income	33,896	38,315	39,238	41,530
Net income from continuing operations	26,208	29,180	29,242	8,509
Net income per common share:
Basic	$0.83	$0.93	$0.93	$0.27
Diluted	$0.83	$0.92	$0.92	$0.27

    In some instances the sum of the quarterly basic and diluted net income per share amounts may not agree to the full year basic and diluted net income per share amounts reported on the Consolidated Statements of Income because of rounding.

Note 17. Investment in Joint Ventures

    Effective February 7, 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling, interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the twelve months ending December 31, 2020 and 2019, the Ebix Vayam Limited JV recognized $667 thousand and $1.4 million of revenue from Vayam, respectively. As of December 31, 2020, the Ebix Vayam Limited JV had $13.6 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $11.7 million. As of December 31, 2019, the Ebix Vayam Limited JV had $22.8 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $12.1 million, this provision for doubtful account against receivables due from a public sector entity, BSNL, in India.

    Effective September 1, 2015, Ebix and IHC formed a joint venture named EbixHealth JV. This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. IHC is also a customer of the EbixHealth JV, and during the twelve months ending December 31, 2020 and 2019, the EbixHealth JV recognized $1.9 million and $2.8 million of revenue from IHC, respectively. As of December 31, 2020, IHC had $63 thousand of accounts receivable with the EbixHealth JV. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the twelve months ending December 31, 2020 and 2019, the Company recognized $10 thousand and $78 thousand, respectively, of revenue from IHC. As of December 31, 2020 Ebix had $2 thousand of outstanding accounts receivable from IHC. The EbixHealth JV has a $1.8 million note due to IHC. Additionally, based on the final purchase price allocation valuation report for the EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, an indefinite-lived customer relationship. For the year ended December 31, 2020, as a result of the annual impairment analysis performed, the Company concluded that the IHC customer relationship indefinite-lived intangible asset associated with the Company's EbixHealth JV has been impaired, the Company recorded a $6.2 million impairment charge. In addition, the Company has concluded that they IHC customer relationship intangible is no longer considered indefinite-lived and will be amortized over the estimated remaining life of 10 years.

Note 18. Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software” the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings, development of Property and Casualty (P&C) underwriting insurance data exchange platform servicing the London markets; development of EbixCash’s SaaS based Asset Management and Collection platforms having global application; development of EbixCash’s new single-sign on agent and customer portal, including mobile application, and content development work related to E-Learning division of EbixCash. During the year ended December 31, 2020 and 2019, the Company capitalized $4.2 million and $8.0 million, respectively, of such development costs. As of December 31, 2020 and 2019, a total of $19.4 million and $19.2 million, respectively, of remaining unamortized development costs are reported on the Company’s consolidated balance sheet. During the year ended December 31, 2020 and 2019, the Company recognized $3.4 million and $2.7 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated income statement. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education products costs are immediately expensed. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products mentioned above shall be amortized over a period of five years once the platforms / products are rolled out in the market.

Note 19: Leases

    In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This accounting guidance is intended to improve financial reporting about leasing transactions. The ASU requires organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike former GAAP, which requires only financing leases to be recognized on the balance sheet, the new ASU requires both types of leases (i.e., operating and financing) to be recognized on the balance sheet. The financing lease will be accounted for in substantially the same manner as capital leases were accounted for under the previous guidance. For operating leases, there is now the recognition of a lease liability and a lease asset for all such leases greater than one year in term.

    The Company adopted Topic 842 effective January 1, 2019, using a modified retrospective method and did not restate comparative periods. The Company elected to adopt the package of practical expedients; accordingly, the Company retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2029, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. As of December 31, 2020, the maturity of lease liabilities under Topic 842 are as follows:

Year	Operating Leases	Financing Leases	Total
	(In thousands)
2021	$4,667	$190	$4,857
2022	3,462	160	3,622
2023	2,993	99	3,092
2024	1,605	77	1,682
2025	1,001	—	1,001
Thereafter	519	—	519
Total	14,247	526	14,773
Less: present value discount*	(1,802)	(49)	(1,851)
Present value of lease liabilities	12,445	477	12,922

Less: current portion of lease liabilities	(3,905)	(164)	(4,069)
Total long-term lease liabilities	$8,540	$313	$8,853

* The discount rate used was the relevant incremental borrowing rate in each of the jurisdictions wherein the leased properties are located

    The company's net assets recorded under operating and finance leases were $12.9 million as of December 31, 2020. The lease cost recognized in our Condensed Consolidated Statement of Income in the category of General and Administrative, is summarized as follows:

	December 31
(In thousands)	2020	2019
Operating Lease Cost	$7,051	$8,613
Finance Lease Cost:
Amortization of Lease Assets	161	121
Interest on Lease liabilities	39	36
Finance Lease Cost	200	157
Sublease Income	(476)	(654)
Total Net Lease Cost	$6,775	$8,116

    Other information about lease amounts recognized in our Condensed Consolidated Statement of Income is summarized as follows:

December 31, 2020
Weighted Average Lease Term - Operating Leases	3.63 years
Weighted Average Lease Term - Finance Leases	3.18 years
Weighted Average Discount Rate - Operating Leases	8.09%
Weighted Average Discount Rate - Finance Leases	7.13%

    Commitments for minimum rentals under non-cancellable leases, under the legacy guidance in ASC 840 as of December 31, 2020 were as follows:

Year	Operating Leases	Financing Leases
	(In thousands)
2021	$4,667	$190
2022	3,462	160
2023	2,993	99
2024	1,605	77
2025	1,001	—
Thereafter	519	—
Total	$14,247	$526
Less: sublease income	(476)
Net lease payments	$13,771
Less: amount representing interest		(39)
Present value of obligations under financing leases		$487
Less: current portion		(164)
Long-term obligations		$323

    As of December 31, 2020, our lease liability of $12.9 million does not include certain arrangements, which are primarily airport leases that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $56.3 million as follows:

Year	Commitments
(In thousands)
2021	$20,251
2022	18,271
2023	17,756
Thereafter	—
Total	$56,278

Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the period ended December 31, 2020 and 2019 was $4.5 million and $37.8 million, respectively. The year over year decline in this rent expense is a result of COVID-19, in which airport leases were subject to force majeure provisions and the cessation of the Company's airport operations during 2020. Monthly rent payments were temporarily waived until the Company restarted its airport operations.

Note 20: Working Capital Facilities

    The Company maintains working capital debt facilities with banks in India for working capital funding requirements to support our foreign exchange, travel and remittance businesses. We are required to extend short term credits to franchisee networks (B2B) and corporate customers. Additionally, we are required to maintain minimum levels of foreign currency inventory across branches and airport operations.  Typically, these facilities carry interest rates 6.75% to 9.45% and are rupee denominated working capital lines and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

    As of December 31, 2020 and 2019, the total of these working capital facilities was $16.6 million and $28.4 million, respectively, and is included in current liabilities in the Company's Condensed Consolidated Balance Sheet.

Note 21. Concentrations of Credit Risk

Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at December 31, 2020. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Customer

               As previously disclosed in Note 18, effective February 7, 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Vayam is also a customer of the Ebix Vayam Limited JV, and during the twelve months ending December 31, 2020 and 2019, the Ebix Vayam Limited JV recognized $667 thousand and $1.4 million of revenue from Vayam, respectively, and as of December 31, 2020, Vayam had $13.6 million of accounts receivable with the Ebix Vayam Limited JV, net of the estimated allowance for doubtful accounts receivable in the amount of $11.7 million. As of December 31, 2019, the Ebix Vayam Limited JV had $22.8 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $12.1 million, this provision for doubtful account against receivables due from a public sector entity, BSNL, in India.

Note 22. Subsequent Events

RSM Resignation

    As previously disclosed, by letter dated February 15, 2021, RSM US LLP (“RSM”) notified the Audit Committee of the Board of Directors of the Company of its resignation as the Company’s independent registered public accounting firm. See Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure for more details on the RSM resignation. Subsequent to the RSM resignation, the following subsequent events also occurred:

•    On February 22, 2021, Christine Marie Teifke filed a class action lawsuit against Ebix, Inc., Robin Raina and Steven Hamil claiming violations of the Federal Securities Laws as a result of the announcement that RSM had resigned. See Item 3 Legal Proceedings for more details on the class action lawsuit.
•    The Company was unable to file this Form 10-K with the SEC by its March 1, 2021 due date and filed a Form 12b-25 notifying the SEC of its late filing.
•    As a result of the filing of the Form 12b-25, Nasdaq notified the Company on March 2, 2021 that it is no longer in compliance with Nasdaq Listing Rule 5250(c)(1). See Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities for a description of the Nasdaq noncompliance. Nasdaq's notification letter provided the Company 45 calendar days, or until April 16, 2021, to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. On April 16, 2021, the Company submitted a plan to Nasdaq to regain compliance with the Nasdaq Listing Rules. The Company believes that the filing of this Annual Report on Form 10-K will substantially bring the Company back into compliance with Nasdaq Listing Rules.
•    The Company engaged KGS, effective March 5, 2021, as its new independent accountants for the year ending December 31, 2020 and diligently worked with KGS to complete this Form 10-K filing, 2021. See Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure for more details on the engagement of KGS.
•    On March 31, 2021, the Company entered into Amendment No. 11 Credit Agreement and Waiver (“Amendment No. 11”) relating to the Credit Facility, dated as of August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank as administrative agent and collateral agent, and the lenders party thereto from time to time (as amended from time to time, the “Credit Agreement”). The Amendment No. 11 is described in more detail below.
•    On April 9, 2021, the Company entered into Amendment No. 12 to Credit Agreement and Waiver (“Amendment No. 12”) as described in more detail below.

Amendments and Waivers to the Credit Facility

Amendment No. 11. On March 31, 2021, the Company entered into Amendment No. 11 to its Credit Facility. Amendment No. 11 provided for, among other things, a limited waiver through April 10, 2021, of any potential event of default arising under the Credit Facility from failure to timely deliver the Company's audited consolidated financial statements and related compliance certificate for the year ended December 31, 2020. Amendment No. 11 also modified certain covenants contained in the Credit Facility, including with respect to certain permitted restricted payments and investments. The Company paid customary consent fees in connection with the closing of Amendment No. 11.

Amendment No. 12. On April 9, 2021, the Company entered into Amendment No. 12 to its Credit Facility. Amendment No. 12 provides for, among other things, a waiver of any potential event of default arising under the Credit Facility from the failure to timely deliver the Company's audited consolidated financial statements and related compliance certificate for the year ended December 31, 2020; provided that (i) such financial statements and related compliance certificate are delivered in accordance with the requirements set forth in the Credit Facility by May 15, 2021, and (ii) there is no good faith determination by the requisite lenders under the Credit Facility of a "Material Circumstance" (as defined and further described in Amendment No. 12), which determination (if any) may only be made within a specified period described in Amendment No. 12 and is subject to certain cure rights of the Company.

Amendment No. 12 modifies the applicable margin that applies from and after the date thereof under the Credit Facility. Through and including March 31, 2022, the applicable margin is (i) 5.00% per annum for adjusted LIBOR rate loans and letter of credit fees, (ii) 4.00% per annum for base rate loans, and (iii) 0.50% for unused revolving commitment fees. Commencing April 1, 2022, the applicable margin for outstanding loans and letters of credit under the Credit Facility will increase by a per annum rate of 1.00%. Amendment No. 12 also provides for a fee on each of December 31, 2021, and June 30, 2022, equal to 0.20% of the aggregate principal amount of outstanding term loans and used and unused revolving commitments as of each such date. The Company paid customary consent fees in connection with the closing of Amendment No. 12.

Amendment No. 12 modifies certain mandatory prepayment provisions in the Credit Facility to provide that (i) the annual excess cash flow mandatory prepayment shall commence with the year ending December 31, 2021 (instead of the year ended December 31, 2020), and such prepayment, if any, shall be calculated without a deduction for the $20 million prepayment of term loans made by the Company on April 9, 2021, and (ii) the Company shall be required to apply any available U.S. cash in excess of $25 million as of the end of each quarter (commencing June 30, 2021) to prepay outstanding loans under the revolving line of credit and cash collateralize outstanding letters of credit thereunder (in each case, without any reduction to the revolving commitments under the Credit Facility).

Amendment No. 12 also modifies, among other things, certain covenants contained in the Credit Facility, including with respect to (i) certain permitted restricted payments and investments, and (ii) certain reporting requirements.

Dividends

    The Company declared its quarterly cash dividend to the holders of its common stock, whereby a dividend in the amount of $0.075 per common share will be paid on March 15, 2021 to shareholders of record on March 2, 2021.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, by letter dated February 15, 2021, RSM notified the Audit Committee of the Board of Directors ( the "Board") of the Company of its resignation as the Company’s independent registered public accounting firm.

RSM was engaged by the Audit Committee on December 21, 2018 to serve as the Company’s independent auditor for the fiscal year ending December 31, 2019 and was engaged again on June 12, 2020 to serve as the Company’s independent auditor for the fiscal year ending December 31, 2020. RSM’s previously issued reports on the Company’s consolidated financial statements and the Company’s internal controls over financial reporting for the fiscal year ended December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion; nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. As of February 15, 2021, RSM had not completed its audit procedures or issued any reports on the Company’s consolidated financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2020.

From December 21, 2018 when RSM was initially engaged, through RSM’s resignation, other than as provided below, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii), “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

RSM informed the Company that there was a disagreement under Item 304(a)(1)(iv) of Regulation S-K with respect to the classification of $30 million. In connection with a pending acquisition, in December 2020 the Company transferred $30 million to a commingled trust account of its outside legal counsel that was not under the direct control of the Company, and classified the funds as a cash or cash equivalent on its balance sheet. RSM discussed with the Company RSM’s view that these funds could not be classified as a cash or cash equivalent but could be classified as other current assets. There was no dispute that the $30 million was owned by the Company and would be classified as part of current assets included in the financial statements.

The Company considered this issue to be an initial difference of opinion based on incomplete facts or preliminary information rather than a “disagreement” pursuant to Item 304(a)(1)(iv).

On February 15, 2021, RSM told the Chairman of the Company’s Audit Committee during a telephone call that RSM was resigning as the Company’s independent registered public accounting firm, effective immediately. RSM then advised the Chairman on the call that it was resigning as a result of being unable, despite repeated inquiries, to obtain sufficient appropriate audit evidence that would allow it to evaluate the business purpose of significant unusual transactions that occurred in the fourth quarter of 2020, including whether such transactions have been properly accounted for and disclosed in the financial statements subject to the Audit. RSM informed the Chairman that the unusual transactions concerned the Company’s gift card business in India. RSM asserts that on that call it further advised the Chairman that if this requested information was further investigated it might materially impact the fairness or reliability of the financial statements subject to the audit or affect RSMs willingness to be associated with the Company’s financial statements, but that since RSM had resigned, no further investigation would occur. The Chairman discussed with RSM the reasons for its resignation.

Promptly following the call between RSM and the Chairman of the Audit Committee, RSM sent the resignation letter dated February 15, 2021. RSM stated in its resignation letter that it was “resigning as a result of being unable, despite repeated inquiries, to obtain sufficient appropriate audit evidence that would allow it to evaluate the business purpose of significant unusual transactions that occurred in the fourth quarter of 2020, including whether such transactions have been properly accounted for and disclosed in the financial statements subject to the Audit.” RSM informed the Company that the unusual transactions concerned the Company’s gift card business in India. RSM also stated in its letter that it believed that the Company’s “internal control over financial reporting was not effective as of December 31, 2020 due to the identification of a material weakness. Specifically, management did not design or implement the necessary procedures and controls over the gift or prepaid card revenue transaction cycle sufficient to prevent or detect a material misstatement.” RSM further stated in the letter that, “because we have not completed the Audit, we cannot conclude on other control deficiencies that may rise to the level of a material weakness.”

Effective March 5, 2021, the Company engaged KG Somani & Co. (“KGS”), as our independent accountants for the year ending December 31, 2020. The Audit Committee made the decision to engage KGS. The Company has not consulted with the KGS during our two most recent fiscal years or during any subsequent interim period prior to its appointment as our new independent accountants regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that KGS concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).As a result of the resignation of RSM on February 15, 2021, the Company was unable to timely file its Annual Report on Form 10-K. The Company has engaged KGS and is now filing its Form 10-K and expects to file it quarterly report on Form 10-Q for the quarter ended March 31, 2021 on time.

As referenced in the Company's February 20, 2021 press release following RSM's resignation, the Board engaged counsel, Skadden, Arps, Slate, Meagher & Flom LLP to, along with accounting experts from the consulting firm, AlixPartners LLP, assist the Company with respect to matters raised by the former auditor's resignation. Having reviewed the work performed by AlixPartners and considered their observations, the Board is satisfied that no steps are necessary with respect to any gift card business issues raised by the former auditor in its resignation.

    The audit committee of the Company decided to retain KPMG for valuation work and Ernst & Young for tax advice, tax provisioning and SOX internal control evaluation work for the year 2020.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

    In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Internal

Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

    K G Somani & Co, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2020. K G Somani & Co has issued their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting identified in management's evaluation during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ebix, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Ebix, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company for the year then ended, and the related notes to the consolidated financial statements and our report dated April 24, 2021 expressed an unqualified opinion.

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

/s/ K G Somani & Co

New Delhi, India
April 27, 2021

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

    ROBIN RAINA, 54, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix in October 1997 as our Vice President-Professional Services and was promoted to Senior Vice President-Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India

Areas of Relevant Experience. Mr. Raina’s strategic direction for the Company and implementation of such direction has proven instrumental for the Company’s turnaround and growth.

HANS U. BENZ, 75, After receiving a master's degree at the “Swiss Harvard Business School” University of St. Gallen (HSG) in 1970, Hans Benz had a System- and Business-Engineer career for 40 years in many different positions. Mr. Benz joined Ebix as a director in 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process-oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.

Areas of Relevant Experience. Mr. Benz’s former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.
.
PAVAN BHALLA, 58, has been a director of Ebix since June 2004. He was a Partner with FCM LLC, a consulting firm that serves the largest private equity firms in the world, from March 2019 to January 2021. Prior to that, from May 2017 to March 2019, he was President of Alight Solutions, a global provider of HR outsourced solutions.  From September 2011 to April 2017, he was with Aon Corporation and held a number of positions including the CEO of their HR Outsourcing business. Prior to this role, he was the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he held since October 2010. Prior to that, Mr. Bhalla served as Vice President for Hewitt Associates, and had been in this role since August 2006. Before the roles at Hewitt Associates and Harris Interactive, Mr. Bhalla served as the Senior Vice President-Finance of MCI Inc., a global telecommunications company, and supervised the financial management of MCI’s domestic business units. Prior to joining MCI in August 2003, Mr. Bhalla spent more than seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance from 1999 to 2002 and Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999. Mr. Bhalla holds a master’s degree in business administration from the University of Chicago’s Booth School of Business. He is also a registered Certified Public Accountant from Illinois.

Areas of Relevant Experience. Mr. Bhalla has extensive hands-on relevant experience in corporate finance and international business transactions. His extensive accounting and financial background qualifies him as an audit committee financial expert under applicable SEC and the Nasdaq Stock Market Marketplace Rules (the “Nasdaq Marketplace Rules”).

NEIL D. ECKERT, 58, has been a director of Ebix since 2005. Neil Eckert serves as the Executive Chairman of IncubEx, a company that specialises in the development of environmental commodity markets. He was also co-founder and Chief Executive Office of Climate Exchange PLC until the sale of the company to Intercontinental Exchange in July 2010 for approximately $600 million. Climate Exchange owned Chicago Climate exchange and European Climate exchange which hosted over 90% of Global Carbon Emissions Trading Scheme volumes. Mr. Eckert was also previously founding Chairman of Trading Emissions PLC, an Aim listed company that invested in Emissions reduction permits. Mr. Eckert founded Brit

Insurance in 1995 and served as CEO until 2005. He was founder and Chairman of Aggregated Micropower PLC, an Aim listed renewable developer until its sale in January 2020.
Areas of Relevant Experience. Mr. Eckert has an extensive background with experience of operating as the CEO of two different public companies and has executive experience in strategic planning, hands-on understanding of insurance industry, sales and marketing, corporate finance, executive compensation and international matters.

    GEORGE W. HEBARD III, 48, has been a director of Ebix since March 2015. Mr. Hebard is the Managing Partner of Ziba Capital, a New York investment firm. He previously served as a Managing Director of Barington Capital Group, a New York investment firm, from January 2014 to June 2019. Mr. Hebard was previously Interim Principal Executive Officer and Interim Chief Operating Officer of Enzon Pharmaceuticals, Inc., a position he held as an employee from May 2012 to December 2013 and as a consultant from January 2014 to March 2016. From September 2011 to April 2012, Mr. Hebard was a Managing Director at Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. From January 2005 to September 2011, Mr. Hebard served as a Managing Director at Blue Harbour Group, an investment firm in Greenwich, Connecticut. Prior to Blue Harbour Group, Mr. Hebard served as a Managing Director at Ranger Partners from April 2002 to December 2003, and prior to Ranger Partners, Mr. Hebard was an Associate at Icahn Associates Corp. from August 1998 to April 2002. Mr. Hebard was also a director of Turning Point Brands, Inc. (NYSE: TPB) from May 2014 to September 2018 and a director of Enzon Pharmaceuticals, Inc. (NASDAQ: ENZN) from February 2012 to November 2013. He has an MBA from INSEAD and an A.B. in Economics from Princeton University.

Areas of Relevant Experience.  Mr. Hebard brings to the Board over twenty years of experience working in finance and investment management, including a strong record as a financially sophisticated investor with a broad understanding of the operational, financial and strategic issues facing public and private companies.

ROLF HERTER, 57, has been a director of Ebix since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter’s practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of YSMA AG, Immo Swiss Investments AG in liq., Bantex AG in liq., Eurotas Trust AG in liq., Invitech AG in liq., Ostschweizerische Treuhandgesellschaft AG. He also serves as a supervisor of investments for several Swiss and German companies.

Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs.

HANS UELI KELLER, 68, has been a director of Ebix since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1995, and head of marketing from 1985 to 1992. He serves as chairman of the board of Helvetica Property Investors AG, Zurich, a real estate fund and asset management company.

Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.

Executive Officers

We have five executive officers:  Robin Raina, Steven M. Hamil, Graham Prior, Leon d’Apice and James Senge, Sr. Information as to Mr. Raina is provided above.

STEVEN M. HAMIL, 52, joined the Company in April 2020 to serve as the Company's Corporate Executive Vice President and the Company's Global Chief Financial Officer. Prior to joining the Company and since 2013, Mr. Hamil served at Regions Financial Corporation as a Senior Vice President and Managing Director in the technology, media and communications and defense and governments services banking group. Prior to this position he served as Senior Vice President and Senior Client Manager at BBVA USA and its predecessor company, Compass Bancshares Inc., from 2010 to 2013. From 2000 to 2009, Mr. Hamil held multiple positions at Wachovia Capital Markets, LLC, the latest being a Director within the Loan Syndications/Leverage Finance group. Earlier in his career, Mr. Hamil was the Senior Vice President of Finance and Chief Accounting Officer at Movie Gallery, Inc., and held positions at Bank of America Corporation and Ernst & Young Global Limited. Mr. Hamil is a certified public accountant (inactive - State of Alabama) and holds both a B.S. in Business

Administration (Accounting) from the University of Alabama (summa cum laude) and a Masters of Business Administration from Duke University's Fuqua School of Business.

GRAHAM PRIOR, 64, was made an executive officer of the Company in 2012. He serves as Corporate Executive Vice President International Business & Intellectual Property. Mr. Prior has been employed by Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. Prior was a part owner. Mr. Prior has been working within the insurance technology industry since 1990 and is currently responsible for the Company’s international operations in Singapore, New Zealand, Australia, Europe, Africa and Asia. Mr. Prior is also responsible for the Company’s worldwide product development initiatives.

LEON d’APICE, 64, was made an executive officer of the Company in 2012 He serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia business units.

JAMES SENGE, SR., 60, was made an executive officer of the Company in 2012. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008 when the Company acquired Acclamation Systems, Inc. ("Acclamation"). Mr. Senge had been employed by Acclamation since 1979. During his over 32 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.
Corporate Governance
The following table lists our three board committees, the directors who served on them as of the end of 2020 and the number of committee meetings held in 2020.

Name	Audit	Compensation	Corporate Governance and Nominating
Mr. Bhalla	C		M
Mr. Benz	M	M
Mr. Eckert		M	C
Mr. Herter			M
Mr. Keller	M	C
Mr. Raina
Mr. Hebard
2020 Meetings	4	5	2

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

    It is the Company's policy that directors should attend each meeting of the Board of Directors and each meeting of the committees on which they serve. During 2020, the Company's full Board of Directors met four times, all of the meetings being conducted over telephonic conference calls due to the COVID-19 pandemic. Each member of the Board of Directors attended all of the regular meetings of the Board and the Board committees on which the director served and for which they were eligible to participate. In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the Chairman and Chief Executive Officer and sometimes with others pertinent members of management regarding matters of interest and concern to the Company.

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

    In addition, Section 3.10 of the Amended and Restated Bylaws requires disclosures relating to the nominees and their relationships with stockholders proposing their nomination. Among other things, Section 3.10 of the Amended and Restated Bylaws requires a proposed nominee to: (1) represent and promise that the nominee is not, nor will become, party to any understanding with another person (a) to vote or act as a Director in a certain manner or (b) concerning compensation, reimbursement or indemnification without disclosure to the Company; and (2) represent that, if elected to the Board, such nominee would comply with Regulation FD and Company governance, trading, ethics, stock ownership and other policies.

    Section 3.10 of the Amended and Restated Bylaws also requires disclosures similar to a stockholder proposing business for an annual meeting. In addition, a proposing stockholder, including its affiliates, must disclose all agreements or other understandings with a director nominee it has proposed, as well as any other material interest involved in such nomination.

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
Delinquent Section 16(a) Reports

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that during 2020 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis except that, while Mr. Hamil believed his Form 3 and Form 4 were filed in April 2020, due to a clerical error such filings were not received by the SEC and when this was discovered in April 2021 the filings were made promptly.

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

Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2020, the Compensation Committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the Compensation Committee believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the Company’s insurance services peer group and the market for executive-level personnel for public companies of similar size.

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

    On April 10, 2019, the Company’s Board of Directors, upon recommendation from the Compensation Committee, announced that Mr. Raina's salary for 2019 and going forward is to be paid in shares of common stock of the Company. As a result, on January 2, 2020 the Company granted Mr. Raina 107,655 shares of restricted common stock, which represents his annual salary of $3,600,000 divided by $33.44, the closing price of the Company’s common stock on January 2, 2020. One third of these shares will vest on January 1, 2021 with the remaining stock vesting in quarterly installments over the next eight quarters.

Incentive Bonus Plan

    The stockholders approved a Bonus Plan for Mr. Raina at the 2016 Annual Meeting. The Bonus Plan provides for the payment of annual cash incentive awards to the Company’s Chief Executive Officer based upon the achievement by the Company of specified performance goals. The Bonus Plan was intended to preserve the Company’s federal income tax deduction for annual incentive payments to the CEO by meeting the requirements for “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986 as amended (the “Code”) (or any successor provision). However, Section 162(m) of the Code was amended in December 2017 as discussed below. Participation in the Bonus Plan is limited to the CEO of the Company. The Company does not anticipate that compensation paid to any of its other executive officers will be subject to the compensation deduction limits of Section 162(m). The Bonus Plan provides that Mr. Raina is eligible to receive cash incentives in connection with a particular fiscal year during the term of the Bonus Plan if the Company meets or exceeds certain performance goals (“Performance Goals”) set each year by the Compensation Committee. Not later than ninety (90) days after the commencement of any fiscal year during the term of the Bonus Plan (or such other date as may be permitted or required by Section 162(m)), and at a time when the outcome is uncertain, the Compensation Committee will set in writing Performance Goals based on one or more of the following business criteria:

•Revenue
•Sales
•Profit (net profit, gross profit, operating profit or other corporate profit measures)
•Earnings (EBIT, EBITDA, earnings per share, or other corporate earnings measures)
•Net income (before or after taxes, operating income or other income measures)
•Cash (cash flow, cash generation or other cash measures)
•Stock price or performance
•Total stockholder return (stock price appreciation plus reinvested dividends divided by beginning share price)
•Return measures (return on assets, capital, equity, investments or sales, and cash flow return on assets, capital, equity, or sales)
•Market share
•Improvements in capital structure
•Expenses (expense management, expense ratio, expense efficiency ratios or other expense measures)

•Business expansion or consolidation (acquisitions and divestitures)
•Strategic plan development and implementation

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

    Payment of annual incentives under the Bonus Plan will be made promptly following the Compensation Committee’s written certification that the Performance Goals and any other material conditions were satisfied. The Compensation Committee has the right to exercise negative discretion to pay out an annual incentive to the CEO under the Bonus Plan that is less than the amount that would have been payable based solely upon application of the applicable Performance Goals. The Compensation Committee may, in its discretion, pay annual incentives to the other named executive officers.

Long-Term Incentives:

    While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentives, such as stock options and restricted stock awards, is to link executive officer compensation with the long-term interests of the stockholders.

    On July 20, 2020, the Compensation Committee, in consultation with the entire Board, granted 200,000 shares of restricted stock to Mr. Raina under the 2010 Plan as incentive compensation to recognize Mr. Raina's leadership in guiding the Company, especially related to the actions taken in the face of COVID-19. The shares vest over a three-year period. The first one-third of these awards vest on July 20, 2021 and the remaining two-thirds vest in quarterly installments over the next eight quarters.

Use of Compensation Consultants and Benchmarking

    In June 2019, after much analysis of potential consulting firms, the Compensation Committee recommended, and the Board of Directors subsequently approved retaining Ernst & Young LLP (EY) as a compensation consultant to assist with executive compensation matters. The EY study, completed in 2020, carried out a benchmarking study and assessed the overall trends in remuneration of positions comparable to that of a CEO and Independent Directors of the Company. The study looked at the key trends in terms of compensation components and structure, while covering organizations comparable in terms of sector, size and global spread of operations. The Compensation Committee accordingly finalized the compensation levels and opportunities that the Compensation Committee believed are competitive with the marketplace and provide appropriate retention and incentive value.

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

Recapture and Forfeiture Policies

Historically the Company has not had formal policies with respect to the adjustment or recapture of performance based awards where the financial measures on which such awards are based or to be based are adjusted for changes in reported results such as, but not limited to, instances where the Company’s financial statements are restated. The Compensation Committee does not believe that repayment should be required where the Plan participant has acted in good faith and the errors are not attributable to the participant’s gross negligence or willful misconduct. In such later situations, the Compensation Committee believes the Company has or will have available negotiated or legal remedies. However, the Compensation Committee may elect to take into account factors, such as the timing and amount of any financial restatement or adjustment, the amounts of benefits received, and the clarity of accounting requirements leading to any restatement in fixing of future compensation.

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

Compensation Committee Conclusion

    Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company’s CEO and other executive officers with those of stockholders. The Compensation Committee believes that Ebix’s 2020 compensation program met these objectives. Likewise, based on our review, the Compensation Committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company’s CEO and other named executive officers in the aggregate to be reasonable and not excessive.

Amended SAR Agreement

    On April 10, 2018, the Company entered into a Stock Appreciation Right Award Agreement with Robin Raina, the Company’s Chairman, President and Chief Executive Officer, which was amended effective May 7, 2019.
Upon the effective date of the original SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event, as defined in the Amended SAR Agreements, each of the SARs entitled Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with the Acquisition Event over the base price of $7.95 per share. Although the SARs were not granted under the Company’s 2010 Stock Incentive Plan (the “Plan”), the Amended SAR Agreement incorporated certain provisions of the Plan, including the provisions requiring equitable adjustment of the number of SARs and the base price in connection with certain corporate events (including stock splits). Under the terms of the Amended SAR Agreement, Mr. Raina will be entitled to receive full payment with respect to the SARs if either he (i) were employed by the Company on the closing date of an Acquisition Event or (ii) had been involuntarily terminated by the Company without cause (as defined in the Amended SAR Agreement) within the 180-day period immediately preceding an Acquisition Event. All of the SARs would have been forfeited if Mr. Raina’s employment had been terminated for any other reason prior to the closing date of an Acquisition Event. The Amended SAR agreement further provides that if an Acquisition Event occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause (as defined in the Amended SAR Agreement), 1,000,000 SARs will be deemed accrued and will be eligible to vest on the closing date of the Acquisition Event, which number will be increased by 750,000 SARs beginning on the first anniversary of the effective date of the Amended SAR Agreement and each anniversary thereafter (subject in each case to Mr. Raina’s continued employment on each anniversary date), until 100% of the SARs (including any Shortfall Grants) have accrued and are eligible to vest on the closing date of an Acquisition Event that occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause; provided, however, that, (i) no additional SARs will accrue following the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, (ii) any accrued SARs will be forfeited if an Acquisition Event does not occur prior to the tenth anniversary of the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, and (iii) all of the SARs will be forfeited if Mr. Raina’s employment terminates for any other reason prior to the closing date of an Acquisition Event

In addition, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Amended SAR Agreement provides that the Company’s Board would determine annually whether a “shortfall” (as described below) exists as of the end of the immediately preceding fiscal year. In the event the Board determined that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, additional restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). Under the terms of the Amended SAR Agreement, a shortfall exists if the number of Mr. Raina’s Shares is less than 20% of the total of (a) the number of SARs, plus (b) the number of outstanding shares reported by the Company in its audited financial statements as of the end of the immediately preceding fiscal year, minus (c) the number of shares paid, awarded or otherwise received by Mr. Raina from the Company as compensation after April 10, 2018, including any shares received as a result of Mr. Raina exercising stock options granted after April 10, 2018 or the grant or vesting of restricted stock or settlement of RSUs granted to Mr. Raina after April 10, 2018, but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants. Under the terms of the Amended SAR Agreement, if the Board elects to make a Shortfall Grant in respect of such shortfall, such SARs would have been subject to the same terms and conditions as the SARs initially granted under the Amended SAR Agreement. If the Board elects to make a Share Grant in respect of such shortfall, such restricted shares or restricted stock units will have such terms and conditions as determined by the Board, but generally will follow the terms of the restricted shares or restricted stock units granted to other executives of the Company at or about the time of such Share Grant, but no Share Grant would have vested more rapidly than one-third of such Share Grant prior to the first anniversary of the grant date, with the remainder vesting in eight equal quarterly installments following the first anniversary of the grant date.

In connection with the Amended SAR Agreement, Mr. Raina will commit to continue to serve and not resign as the Company’s Chief Executive Officer until at least May 2, 2021.

Stockholder Advisory Vote

    At the last Annual Meeting of Stockholders, approximately 54% of the votes cast by the Ebix stockholders present in person or by proxy and entitled to vote at the Annual Meeting and on the proposal were cast in support of the compensation of the Company’s named executive officers, as discussed and disclosed in the proxy statement. The Board and the Compensation Committee appreciate and value the views of our stockholders.

    Future advisory votes on executive compensation will continue to serve as an additional tool to guide the Board and the Compensation Committee in evaluating the alignment of the Company’s executive compensation program with the interests of the Company and its stockholders.

Risk Considerations

    Our Compensation Committee has reviewed risks arising from our compensation policies and practices for both our executives and non-executive employees and has determined that they are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

    The Company's Compensation Committee currently consists of Mr. Keller, Mr. Benz and Mr. Eckert. None of the members of the Compensation Committee have ever been officers or employees of the Company. No interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company.
.
 Compensation Committee Report

    The Compensation Committee has reviewed and discussed with the Company’s Chief Executive Officer and Chief Financial Officer the above Compensation Disclosure and Analysis. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total
Robin Raina, President,	2020	$—	—		7,960,000	—	—	—		$7,960,000
Chief Executive Officer	2019	$—	2,000,000	(2)	4,200,000	—	1,584	6,000	(3)	$6,207,584
and Chairman of the Board	2018	$2,400,000	2,000,000	(2)	—	—	—	9,751	(3)	$4,409,751
Steven M. Hamil, Corporate Executive Vice President and Global Chief Financial Officer	2020	$231,250	—		500,000	—	—	—	(4)	$731,250
Robert F. Kerris,	2020	$162,519	—		—		—	—	(5)	$162,519
Chief Financial Officer and Secretary	2019	$185,000	50,000		—	—	—	—	(5)	$235,000
Graham Prior,	2020	$161,964	—		—	—	—	—	(6)	$161,964
Corporate Senior	2019	$159,863	—		—	—	—	—	(6)	$159,863
Vice President	2018	$161,694	—		—	—	—	—	(6)	$161,694
Leon d'Apice,	2020	$207,197	—		—	—	—	17,715	(7)	$224,912
Managing Director-	2019	$208,706	—		—	—	—	25,650	(7)	$234,356
Ebix Australia Group	2018	$224,400	—		—	—	—	20,785	(7)	$245,185
James Senge, Sr.,	2020	$225,000	—		—	—		3,375	(8)	$228,375
Senior Vice President	2019	$225,000	—		—	—		2,337	(8)	$227,337
EbixHealth	2018	$225,000	—		—	—	—	3,075	(8)	$228,075

Footnotes
(1)	These amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock compensation, based on the stock price on the date of grant.
(2)	2018 bonus of $2,000,000 was earned in 2018 and paid in 2019.
(3)	This amount represent the $6,000 allowance for miscellaneous business and travel expense for 2019. In 2018, the amount includes a Company matching contribution to a 401(k)/Retirement Plan of $3,751 and the annual $6,000 allowance for miscellaneous business and travel expenses.
(4)	Mr. Hamil's base salary is $325,000. Mr. Hamil has started for Ebix April 13, 2020, so his salary shown is partial year. Grant totals is based on new grant value on date of grant.
(5)	Mr. Kerris was named Chief Financial Officer effective September 21, 2019. On April 13, 2020, Mr. Kerris moved to a non officer position.
(6)	Mr. Prior was compensated in Singapore Dollars. For 2020, all sums were derived by using the exchange rate as of December 31, 2020 of 0.742955. For 2019, all sums were derived by using the exchange rate as of December 31, 2019 of 0.7333. For 2018, all sums were derived by using the exchange rate as of December 31, 2018 of 0.7417. His compensation includes a Company matching contribution to a 401(k)/Retirement Plan.
(7)	Mr. d’Apice was compensated in Australian Dollars. For 2020, all sums were derived by using the exchange rate as of December 31, 2020 of 0.690656. For 2019, all sums were derived by using the exchange rate as of December 31, 2019 of 0.6957. For 2018, all sums were derived by using the exchange rate of .7480. His compensation includes a Company matching contribution to a 401(k)/Retirement Plan.
(8)	Mr. Senge's base salary is $225,000, his compensation includes a Company matching contribution to a 401(k)/Retirement Plan.

Grants of Plan-Based Awards for 2020

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Robin Raina	1/2/20	—	—	—	107,655	—	—	$3,600,000
Robin Raina	7/20/20				200,000			4,360,000
Steven M. Hamil		—	—	—	30,432	—	—	$500,000
Graham Prior		—	—	—	—	—	—	$—
Leon d' Apice		—	—	—	—	—	—	$—
James Senge, Sr		—	—	—	—	—	—	$—

Outstanding Equity Awards at 2020 Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)		($)	(#)	($)
Robin Raina	—	—	—	—	—	345,847	(1)	$13,131,811	—	$—

Steven M. Hamil	—	—	—	—	—	30,432		$1,155,503	—	$—

Graham Prior	—	—	—	—	—	—		$—	—	$—

Leon d'Apice	—	—	—	—	—	—		$—	—	$—

James Senge, Sr.	—	—	—	—	—	—		$—	—	$—

(1)	Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 13,541 shares of Company common stock on January 7, 2019 of which 5,643 shares were unvested as of December 31, 2020; (ii) a grant of 54,870 shares of Company common stock on April 10, 2019 of which 22,863 shares were unvested as of December 31, 2020; (iii) a grant of 23,247 shares of Company common stock on April 10, 2019 of which 9,686 shares were unvested as of December 31, 2020; (iv) a grant of 107,655 shares of Company common stock on January 2, 2020 of which 107,655 shares were unvested as of December 31, 2020; and (v) a grant of 200,000 shares of Company common stock of which 200,000 shares were unvested as of December 31, 2020.
(2)	Steven Hamil has been awarded restricted stock grants by the Compensation Committee, a grant of 30,432 shares of Company common stock on April 13, 2020 of which 30,432 shares were unvested as of December 31, 2020.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Acquired	Value Realized on
Name	on Exercise	Exercise	on Vesting	Vesting
(a)	(#)	($) (1)	(#)	($) (2)
Robin Raina	—	$—	13,593	$639,708
Steven M. Hamil	—	$—	—	$—
Graham Prior	—	$—	—	$—
Leon d'Apice	—	$—	—	$—
James Senge	—	$—	—	$—

(1)	Reflects the excess of the fair market value of the shares at the time of exercise over the exercise price of the options.
(2)	Reflects the fair market value of the shares on the vesting date.
Pension Benefits and Nonqualified Deferred Compensation
    The Company does not sponsor or maintain any tax-qualified defined benefit plans, supplemental executive retirement plans or nonqualified deferred compensation plans.
Potential Payments for Mr. Raina Upon a Change of Control

    Below is the description of severance payments that Mr. Raina would have received under the Amended SAR Agreement had certain events occurred in 2020.  As mentioned previously, no member of senior management other than Mr. Raina has an employment or severance agreement. Except as described below for Mr. Raina, upon a termination or change of control, each of the executive officers will receive only the unpaid portion of their salary and benefits through the date of termination. No severance payments, acceleration of equity vesting, or other special payments will be due to such executive officers, regardless of the circumstances of the termination.

    Pursuant to the Amended SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event, each of the SARs entitles Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with an Acquisition Event over the base price of $7.95. Mr. Raina will only be entitled to receive a payment with respect to the SARs if he is employed by the Company at the time of an Acquisition Event or was terminated by the Company without cause within the 180-day period immediately preceding an Acquisition Event.

    Annually, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Board shall determine whether a “shortfall” (as defined in the April SAR Agreement) existed as of the end of the immediately preceding fiscal year. In the event the Board determines that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). A “shortfall” will exist if the number of Mr. Raina’s shares is less than 20% of the total of (a) the number of SARs, plus (b) the number of outstanding shares reported by the Company in its audited financial statements as of the end of the immediately preceding fiscal year, minus (c) the number of shares paid, awarded or otherwise received by Mr. Raina from the Company as compensation after April 10, 2018, including any shares received as a result of Mr. Raina exercising stock options granted after April 10, 2018 or the grant or vesting of restricted stock or settlement of RSUs granted to Mr. Raina after April 10, 2018, but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants.

    No Shortfall Grant was made for 2020. As a result, in the event that an Acquisition Event had occurred on December 31, 2020, and assuming that the Company received Net Proceeds of $37.97 per share (the closing price of the Company’s common stock on December 31, 2020), Mr. Raina would have received a $178.7 million payment upon the Acquisition Event.

Pay Ratio Disclosure

    On August 5, 2015, the SEC adopted new rules implementing the pay ratio disclosure requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). These rules require reporting companies to disclose the ratio of the annual compensation of the company's median employee to the annual compensation of its principal executive officer.

The 2020 annual total compensation of our CEO Mr. Raina was $7,960,000, which includes the total value of restricted stock grants issued in 2020. The 2020 annual total compensation of our median compensated employee for all global locations was $4,398, and the ratio of those amounts is 1810 to 1. The 2020 annual total compensation of our median compensated U.S. employee was $84,886 and the ratio of those amounts is 94 to 1. For purposes of identifying the median compensated employee, we took into account salary, bonus, and fair market value of the restricted stock grants on the grant date during the year for all our employees as of December 31, 2020. We annualized this compensation for employees who did not work the entire year, except for employees designated as seasonal or temporary.

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

Director Compensation

    On December 17, 2020, the Board granted the six non-employee directors options to purchase 6,000 shares of common stock of which one-fourth will vest on December 17, 2021, and the remaining options will vest ratably each quarter in the years 2022, 2023 and 2024. In addition each non-employee director received an annual cash retainer of $25,000 during 2020. Mr. Keller received an additional cash retainer of $16,000 for serving as the Compensation Committee Chairman and $8,000 for serving on the Audit Committee. Mr. Benz received an additional cash retainer of $8,000 for serving on the Audit Committee and $8,000 for serving on the Compensation Committee. Mr. Bhalla received an additional cash retainer of $24,000 for serving as the Audit Committee Chairman and $8,000 for serving on the Audit Committee.

2020 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards ($)	Total ($)
Pavan Bhalla	$57,000	$93,501	$150,501
Hans Ueli Keller	$49,000	$93,501	$142,501
Hans U. Benz	$41,000	$93,501	$134,501
Neil D. Eckert	$25,000	$93,501	$118,501
Rolf Herter	$25,000	$93,501	$118,501
George Hebard, III	$25,000	$93,501	$118,501

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2020:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	36,000
Hans Ueli Keller	36,000
Hans U. Benz	36,000
Neil D. Eckert	36,000
Rolf Herter	36,000
George Hebard, III	30,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
    As of December 31, 2020, we maintained the 2010 Ebix Equity Incentive Plan and the 2020 Ebix Equity as approved by our stockholders. The table below provides information as of December 31, 2020 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights		Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
-2010 Stock Incentive Plan	181,875		$48.01	3,684,898
-2020 Stock Incentive Plan	36,000		35.70	4,964,000
Equity Compensation Plans Not Approved by Security Holders	5,953,975	(1)		N/A
Total	6,171,850		$45.97	8,648,898
(1) These are the SARs granted to Mr. Raina under the Amended SAR Agreement

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Current Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Robin Raina(3)	4,149,204	13.4%
Neil D. Eckert(4)	117,862	*
Rolf Herter(5)	101,271	*
Leon d’Apice(6)	89,978	*
Hans Ueli Keller(7)	44,396	*
Hans U. Benz(8)	30,877	*
Pavan Bhalla(9)	99,341	*
James S. Senge, Sr.(10)	12,221	*
Graham Prior(11)	16,784	*
George Hebard(12)	70,250	*
Steven M. Hamil(13)	30,432	*
Directors and executive officers as a group (11 persons)(14)	4,762,616	14.6%

Other Beneficial Holders
Blackrock Inc. (15)	3,707,413	12.0%
The Vanguard Group (16)	2,692,150	8.7%
Steven D. Lebowitz(17)	1,551,567	5.0%
*Less than 1%.

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
(2) In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days held by such individual or group, but are not deemed outstanding by any other person or group. Percentage is based on 30,942,871 shares of our common stock outstanding as of March 29, 2021.

(3) Mr. Raina’s ownership includes: (a)3,932,140 shares of restricted stock and (b) 217,064 shares held as trustee for the Robin Raina Foundation, a 501(c) charity organization, which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company and to which Mr. Raina disclaims any beneficial ownership. The Federal Tax ID Number for the foundation is 51-0497387. The address of Mr. Raina is 1 Ebix Way, Johns Creek, Georgia 30097.

(4) Mr. Eckert’s ownership includes options to purchase 19,875 shares of our common stock which are exercisable as of March 29, 2021, or that will become exercisable within 60 days after that date. The address of Mr. Eckert is 62 Bishopsgate Lime Street, London EC2N 4AW, UK.

(5) Mr. Herter’s ownership includes options to purchase 19,875 shares of our common stock which are exercisable as of March 29, 2021, or that will become exercisable within 60 days after that date. The address of Mr. Herter is Carl Spitteler Str. 31 8053 Zürich, Switzerland.

(6) The address of Mr. d’Apice is 197 Foreshore Dr. Corlette NSW 2315, Australia.
(7) Mr. Keller’s ownership includes options to purchase 19,875 shares of our common stock which are exercisable as of March 29, 2021, or that will become exercisable within 60 days after that date. The address of Mr. Keller is Oberkreuzbuche 2 6315 Oberägeri, Switzerland.

(8) Mr. Benz’s ownership includes options to purchase 19,875 shares of our common stock which are exercisable as of March 29, 2021, or that will become exercisable within 60 days after that date. The address of Mr. Benz is
Seehofstrasse 13 6314 Zug, Switzerland.

(9) Mr. Bhalla’s ownership includes options to purchase 19,875 shares of our common stock which are exercisable as of March 29, 2021, or that will become exercisable within 60 days after that date. The address of
Mr. Bhalla is 4415 Bancroft Valley, Johns Creek, Georgia 30022.

(10) The address of Mr. Senge is 1629 Seegar Road, Pittsburgh, Pennsylvania 15241.
(11) The address of Mr. Prior is 7 Purchas Road Takapuna, Auckland 0622, New Zealand.
(12) Mr. Hebard’s ownership includes options to purchase 17,250 shares of our common stock which are exercisable as of March 29, 2021, or that will become exercisable within 60 days after that date. The address of Mr. Hebard is 56 East 87th St, Apt 5DC, New York, New York 10128.

(13) Includes 30,432 shares of restricted stock. The address of Mr. Hamil is 1 Ebix Way, Johns Creek, Georgia 30097.
(14) Includes options to purchase 116,625 shares of our common stock which are exercisable as of March 29, 2021, or that will become exercisable within 60 days after that date.
(14) Includes options to purchase shares of our common stock which are exercisable as of March 29, 2020, or that will become exercisable within 60 days after that date.
(15) Ownership consists of shares of our common stock beneficially owned by Blackrock, Inc. and its wholly-owned subsidiaries (“Blackrock”) as disclosed on its Schedule 13G/A filed with the SEC on January 27, 2021. The address of Blackrock is 55 East 52nd Street, New York, New York 10055.

(16) Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiaries (collectively, “Vanguard”), as disclosed on Vanguard’s joint schedule 13G/A filed with the SEC on February 10, 2021. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(17) Ownership consists of shares of our common stock beneficially owned by Steven D. Lebowitz, the Lebowitz Family Stock, LLC, Deborah P. Lebowitz, The Steven & Deborah Lebowitz Foundation, the Lebowitz Family Trust – 1986, Lauren Lebowitz Salem, Robert Lebowitz, Kathryn Lebowitz Silverberg, the A&A Lebowitz Trust, Leonard S. Pearlstein, The Leonard and Susan Pearlstein Community Property Trust, dated September 1, 1983, and Debra Paul, as disclosed on a joint Schedule 13G filed with the SEC on March 29, 2021. The address of Steven D. Lebowitz is 1333 Second Street, Suite 650, Santa Monica, CA 90401.

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

    Rahul Raina is the Company’s Corporate Vice President Sales Ebix RCS & A.D.A.M. International Business Development and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During each of 2020 and 2019 he was paid a salary of $150,000, respectively, and received zero cash bonus. He received no share-based compensation awards in either 2020 or 2019.

    During the year ended December 31, 2020 and 2019, Ebix did not donate to the Robin Raina Foundation, a non-profit 501(c) charity in support of the cause of building and providing homes for the severely underprivileged in India.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Independent Registered Public Accounting Firm

    As previously disclosed, RSM resigned as the Company's independent auditor on February 15, 2021 without completing the 2020 audit. On March 5, 2021 the Audit Committee appointed KGS to audit the Company's financial statements for the fiscal year 2020. RSM served as the Company's registered public accountants for the year ended December 31, 2019.

    The following tables presents fees billed for professional services rendered for the audit of our annual financial statements for 2020 and 2019

Services Rendered by KG & Somani Co.	2020	2019
Audit Fees (4)	$430,000	$—
Audit Related Fees (2)	$—	$—
Tax Compliance Service Fees	$—	$—
All Other Fees (3)	$—	$—

Services Rendered by RSM US LLP	2020	2019
Audit Fees (1)	$931,655	$2,170,400
Audit Related Fees (2)	$—	$—
Tax Compliance Service Fees	$—	$—
All Other Fees (3)	$—	$—

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
(4) Integrated audit of the consolidated financial statements for the year ended December 31, 2020. Amount represents total fees per the engagement letter. Company also to pay KGS out of pocket expenses (undetermined amount at time of filing).

    The Audit Committee considered and pre-approved all of the above-referenced fees and services. Pursuant to a policy adopted by our Board of Directors, the Audit Committee requires advance approval of all audit services and permitted non-

audit services to be provided by the independent registered public accounting firm as required by the Securities Exchange Act of 1934.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    (a) 1. Financial Statements
    The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:
•Report of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 .
•Consolidated Statements of Income for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.
•Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:
•Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, December 31, 2019, and December 31, 2018.
•Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
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

3.5	Certificate of Designation of Series Y Convertible Preferred Stock (filed as Exhibit 3.1 to Ebix’s Current Report on Form 8-K filed on July 25, 2019 and incorporated herein by reference).
4.1*	Description of capital stock
10.1**	Ebix, Inc. 2020 Stock Incentive Plan (incorporated by reference to Appendix A of the Company's Schedule 14A filed on August 19, 2020).
10.2**	Ebix, Inc. 2010 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed October 8, 2010).
10.3**	Form of Restricted Stock Agreement under the Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005).
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

10.8**	Ebix Inc. Chief Executive Officer Annual Incentive Bonus Plan effective January 1, 2016 (incorporated by Reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed March 18, 2016).
10.9
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

10.10
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

10.11
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

10.12
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

10.14
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

10.15
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

10.16
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

10.17**
Stock Appreciation Right Award Agreement dated April 10, 2018 by and between Ebix, Inc. and Robin Raina (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2018).

10.18**
Amended Stock Appreciation Right Award Agreement dated May 7, 2019 by and between Ebix, Inc. and Robin Raina (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2019).

10.19
Share Purchase Agreement dated April 2, 2018 by and between Centrum Retail Services Ltd/ Centrum Capital Ltd and Ebix, Inc./Ebix Fincorp Exchange PTE Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2018).

10.20
Waiver, dated March 30, 2020, between the Company and Regions, to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2020).

10.21
Amendment No.10 dated May 7, 2020 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 7, 2020).

10.22*
Amendment No.11 and Waiver dated March 31, 2021 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto.

10.23
Amendment No.12 and Waiver dated April 9, 2021 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 15, 2021).

14.1
Ebix, Inc. Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form S-1 dated November 4, 2008) and incorporated herein by reference.

21.1*	Subsidiaries of the Company.
23.1*	Consent of TR Chadha & Co. LLP

23.2*	Consent of RSM US LLP
23.3*	Consent of KG Somani & Co.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss) (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

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
Date: April 27, 2021
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	April 27, 2021
(Robin Raina)
/s/ STEVEN M. HAMIL	Chief Financial Officer (principal financial and accounting officer)	April 27, 2021
(Steven M. Hamil)
/s/ HANS U. BENZ	Director	April 27, 2021
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	April 27, 2021
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	April 27, 2021
(Neil D. Eckert)
/s/ ROLF HERTER	Director	April 27, 2021
(Rolf Herter)
/s/ HANS UELI KELLER	Director	April 27, 2021
(Hans Ueli Keller)
/s/ GEORGE W. HEBARD III	Director	April 27, 2021
(George W. Hebard III)

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2020, December 31, 2019 and December 31, 2018
Allowance for doubtful accounts receivable (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$21,696	$6,969	$4,143
Provision for doubtful accounts	1,749	12,325	3,571
Write-off of accounts receivable against allowance	(754)	(2,290)	(745)
Other (opening balance adjustments on acquisitions)	—	4,692	—
Ending balance	$22,691	$21,696	$6,969

Valuation allowance for deferred tax assets (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$(3,288)	$(2,031)	$(35)
Decrease (increase)	1,128	(1,257)	(1,996)
Ending balance	$(2,160)	$(3,288)	$(2,031)