Form 10-K/A
period 2020-12-31
EBIX INC
filed 2021-04-30
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (“the Amendment”) to the Ebix Annual Report on Form 10-K for the year ended December 31, 2020 which was originally filed with the Securities and Exchange Commission on April 27, 2021 (“the Original Filing”). This Amendment is being filed solely to amend the opinions of KG Somani & Co. (“KGS”) in Item 8 and Item 9a. The Item 8 opinion incorrectly referenced the date of the KGS internal control opinion in Item 9a and the Item 9a opinion incorrectly referenced the date of the KGS audit opinion in Item 8 of the Original Filing.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 27, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ Anuj Somani

Anuj Somani
Partner
Membership No.: 511267
UDIN: 21511267AAAAAG1479

We have served as the Company's auditor since 2021.

New Delhi, India
April 27, 2021

Item 9A. CONTROLS AND PROCEDURES

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company for the year then ended, and the related notes to the consolidated financial statements and our report dated April 27, 2021 expressed an unqualified opinion.

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

/s/ K G Somani & Co

New Delhi, India
April 27, 2021

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibits
23.3	Consent of KG Somani & Co.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2021.

EBIX, INC.
(Registrant)
    By:     /s/ ROBIN RAINA
         Robin Raina
        Chairman of the Board, President and
Chief Executive Officer
        (principal executive officer)

    By:    /s/ STEVEN M. HAMIL
        Steven M. Hamil
        Chief Financial Officer
        (principal financial and accounting officer)