Form 10-Q
period 2021-03-31
EBIX INC
filed 2021-05-17
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2021 the number of shares of common stock outstanding was 30,938,885.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating revenue	$290,053	$137,876

Operating expenses:
Cost of services provided	220,358	57,457
Product development	9,545	9,417
Sales and marketing	3,827	3,804
General and administrative, net	21,337	29,244
Amortization and depreciation	3,800	3,641
Total operating expenses	258,867	103,563

Operating income	31,186	34,313
Interest income	8	54
Interest expense	(8,079)	(9,237)
Non-operating loss	(1)	(19)
Foreign currency exchange (loss) gain	(625)	618
Income before income taxes	22,489	25,729
Income tax expense	(1,202)	(1,284)
Net income including noncontrolling interest	21,287	24,445
Net loss attributable to noncontrolling interest	(304)	(278)
Net income attributable to Ebix, Inc.	$21,591	$24,723

Basic earnings per common share attributable to Ebix, Inc.	$0.71	$0.81

Diluted earnings per common share attributable to Ebix, Inc.	$0.70	$0.81

Basic weighted average shares outstanding	30,558	30,476

Diluted weighted average shares outstanding	30,731	30,683

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income including noncontrolling interest	$21,287	$24,445
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,919)	(49,794)
Total other comprehensive income (loss)	(3,919)	(49,794)
Comprehensive income (loss)	17,368	(25,349)
Comprehensive loss attributable to noncontrolling interest	(304)	(278)
Comprehensive income (loss) attributable to Ebix, Inc.	$17,672	$(25,071)

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$99,578	$105,035
Receivables from service providers	2,436	4,711
Short-term investments	22,825	25,019
Restricted cash	8,114	8,519
Fiduciary funds - restricted	2,887	4,106
Trade accounts receivable, less allowances of $20,544 and $22,691, respectively	146,568	142,847
Other current assets	78,816	71,661
Total current assets	361,224	361,898

Property and equipment, net	52,892	52,521
Right-of-use assets	11,376	12,372
Goodwill	946,312	949,037
Intangibles, net	53,258	50,880
Indefinite-lived intangibles	16,647	21,647
Capitalized software development costs, net	20,222	19,389
Deferred tax asset, net	66,406	63,402
Other assets	37,946	38,707
Total assets	$1,566,283	$1,569,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,299	$64,764
Payables to service agents	3,666	5,281
Accrued payroll and related benefits	10,555	11,792
Working capital facility	12,024	16,643
Fiduciary funds - restricted	2,887	4,106
Short-term debt	833	894
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $971 and $920, respectively	23,571	23,621
Contract liabilities	37,609	32,898
Lease liability	3,572	3,905
Other current liabilities	29,879	27,486
Total current liabilities	177,895	191,390

Revolving line of credit	439,402	439,402
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $881 and $1,062, respectively	226,625	232,140
Contract liabilities	7,804	8,033
Lease liability	7,911	8,540
Deferred tax liability, net	1,235	1,235
Other liabilities	28,902	29,009
Total liabilities	889,774	909,749

Stockholders’ equity:

Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,559,324 issued and outstanding, at March 31, 2021, and 30,515,334 issued and outstanding at December 31, 2020	3,056	3,052
Additional paid-in capital	12,480	11,126
Retained earnings	719,574	700,304
Accumulated other comprehensive loss	(105,422)	(101,503)
Total Ebix, Inc. stockholders’ equity	629,688	612,979
Noncontrolling interest	46,821	47,125
Total stockholders’ equity	676,509	660,104
Total liabilities and stockholders’ equity	$1,566,283	$1,569,853

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2021	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104
Net income attributable to Ebix, Inc.	—	—	—	21,591	—	—	21,591
Net loss attributable to noncontrolling interest	—	—	—	—	—	(304)	(304)
Cumulative translation adjustment	—	—	—	—	(3,919)	—	(3,919)
Vesting of restricted stock	43,990	4	(4)	—	—	—	—
Share based compensation	—	—	1,358	—	—	—	1,358
Common stock dividends paid, $0.075 per share	—	—	—	(2,321)	—	—	(2,321)
Balance, March 31, 2021	30,559,324	$3,056	$12,480	$719,574	$(105,422)	$46,821	$676,509

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

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$21,591	$24,723
Net loss attributable to noncontrolling interest	(304)	(278)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	3,800	3,641
Benefit for deferred taxes	(3,056)	(44)
Share based compensation	1,358	1,126
Benefit for doubtful accounts	(2,060)	(618)
Amortization of right-of-use assets	1,295	1,797
Unrealized foreign exchange gain	—	(419)
Amortization of capitalized software development costs	813	833
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,339)	9,687
Receivables from service providers	2,275	12,184
Payables to service agents	(1,615)	(3,476)
Other assets	(6,768)	(4,035)
Accounts payable and accrued expenses	(11,277)	(9,755)
Accrued payroll and related benefits	(1,076)	1,425
Contract liabilities	4,517	1,980
Lease liabilities	(944)	(1,596)
Reserve for potential uncertain income tax return positions	—	69
Other liabilities	2,368	(7,666)
Net cash provided by operating activities	8,578	29,578

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1,858)
Capitalized software development costs	(1,683)	(2,089)
Maturities (purchases) of marketable securities	2,335	(5,105)
Capital expenditures	(270)	(557)
Net cash provided by (used in) investing activities	382	(9,609)

Cash flows from financing activities:
Principal payments of term loan obligation	(5,648)	(3,765)
Proceeds from the exercise of stock options	—	636
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	—	(1,841)
Dividend payments	(2,321)	(2,301)
Payments of debt obligations	(62)	(203)
Payments of working capital facility, net	(4,589)	(24,693)
Payments of financing lease obligations	(47)	—
Net cash used in financing activities	(12,667)	(32,167)
Effect of foreign exchange rates on cash	(1,379)	(10,173)
Net change in cash and cash equivalents, and restricted cash	(5,086)	(22,371)
Cash and cash equivalents, and restricted cash at the beginning of the period	120,213	111,369
Cash and cash equivalents, and restricted cash at the end of the period	$115,127	$88,998
Supplemental disclosures of cash flow information:
Interest paid	$7,505	$8,820
Income taxes paid	$9,695	$1,086
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

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, payment remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, the Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 86.9% and 69.6% of the Company’s total revenue for the three months ended March 31, 2021 and 2020, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2021. The condensed consolidated December 31, 2020 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and contract liabilities, accounts receivable, acquired intangible assets, annual impairment reviews of goodwill and indefinite-lived intangible assets, investments, contingent earn out liabilities in connection with business acquisitions, and the provision for income taxes. Actual results may be different from those estimates.
    Reclassification - Certain prior year amounts have been reclassified to be consistent with current year presentation within our financial statements.
Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost, which approximates fair value. The Company does maintain cash balances in banking institutions in excess of federally insured amounts and therefore is exposed to the related potential credit risk associated with such cash deposits.
Short-Term Investments - The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $22.8 million and $25.0 million at March 31, 2021 and December 31, 2020.

Restricted Cash - The carrying value of our restricted cash in current assets was $8.1 million and $8.5 million at March 31, 2021 and December 31, 2020, respectively. The March 31, 2021 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our India operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of
	March 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$99,578	$61,854
Restricted cash	8,114	24,756
Restricted cash included in other long-term assets	7,435	2,388
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$115,127	$88,998

Fiduciary Funds - Restricted - Due to the EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total asset held on behalf of others, $2.9 million and $4.1 million at March 31, 2021 and December 31, 2020, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising—Advertising costs amounted to $1.6 million and $1.5 million for the three month periods ended March 31, 2021 and 2020, respectively. The costs are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. The Company expenses advertising costs as incurred.
    Fair Value of Financial Instruments — The Company follows the relevant GAAP guidance regarding the determination and measurement of the fair value of assets/liabilities in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exist price) in the principal or most advantageous market for the asset or liability in an orderly transaction valuation hierarchy, which requires and entity to maximize the use of observable inputs when measuring fair value. This guidance establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The hierarchy reflects the degree to which objective data from external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. The classifications are as follows:
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

    As of March 31, 2021, the Company had the following financial instruments to which it had to both consider fair values and make fair value assessments:

•Short-term investments (commercial bank certificates of deposits and mutual funds), for which the fair values are measured as a Level 1 instrument for mutual funds and a Level 2 instrument for certificates of deposit.

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at March 31, 2021 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit and term loan debt. The Company believes that the estimated fair value of such instruments at March 31, 2021 and December 31, 2020 approximates their carrying value as reported on the Company's Condensed Consolidated Balance Sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($7.5 million is recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	$30,184	$—	$30,184	$—
Mutual funds (recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	176	176	—	—
Total assets measured at fair value	$30,360	$176	$30,184	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2021, there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($7.4 million is recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	$32,072	$—	$32,072	$—
Mutual funds	381	381	—	—
Total assets measured at fair value	$32,453	$381	$32,072	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2020, there were no transfers between fair value Levels 1, 2 or 3.
    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2021 and during the year ended December 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	March 31, 2021	December 31, 2020
	(In thousands)

Beginning balance	$—	$10,095

Total remeasurement adjustments:
Gains included in earnings **	—	(3,105)
Foreign currency translation adjustments ***	—	(537)

Acquisitions and settlements
Business settlements	—	(6,453)

Ending balance	$—	$—

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$(3,105)

** recorded as a reduction to general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$—	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$—	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
    As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts, as developed by the relevant members of Company's management team and considers the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses. During 2020 certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously preliminary.

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
EbixCash Exchanges ("EbixCash")

    EbixCash revenues are primarily derived from consideration paid by customers for financial transaction services, including services such as transferring or exchange money. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

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

Gift Cards

    EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partner(s) and are affiliated with major payment associations such as Visa, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently 10,000 INR or approximately $140). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift card and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at March 31, 2021 are recorded as deferred revenues in the financial results.

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

Consumer Payment Services

    EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether or not the service is offered to all potential consumers, or only to those for EbixCash has a relationship with the biller and 3) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’ payments and, thus, simplifying the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

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

Risk Compliance Solutions ("RCS")

    RCS revenues consist of 2 revenue streams - Certificates of Insurance ("COI") and Consulting Services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These are transactional-based revenues. Consulting Services revenues are driven by distinct consulting service engagements rendered to customers for which revenues are recognized using the output method on a time and material basis as the services are performed.

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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Revenue:	2021	2020
	(In thousands)
India*	$231,541	$73,915
United States	38,066	41,912
Australia	9,684	8,186
Latin America	3,098	4,237
Europe	4,104	3,281
Canada	1,150	1,114
Singapore*	1,069	1,253
Indonesia*	405	2,142
United Arab Emirates*	—	125
Philippines*	444	1,276
New Zealand	492	435
	$290,053	$137,876

*India led businesses for which total revenue was $232.6 million and $77.9 million for the three months ended March 31, 2021 and 2020, respectively.
    The Company’s revenues are derived from three product/service channels: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions ("RCS").
    Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
EbixCash Exchanges	232,552	77,855
Insurance Exchanges	43,235	44,001
Risk Compliance Solutions	14,266	16,020
Totals	$290,053	$137,876

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At March 31, 2021 and December 31, 2020, the Company had $593 thousand and $646 thousand, respectively, of contract costs in “Other current assets” and $1.0 million and $1.0 million, respectively, in “Other assets” on the Company's Condensed Consolidated Balance Sheets.

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,630	$1,897
Costs recognized from the beginning balance	(358)	(743)
Additions, net of costs recognized	324	476
Balance, end of period	$1,596	$1,630
Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $8.8 million and $7.2 million of contract liabilities were included in billed accounts receivable as of March 31, 2021 and December 31, 2020, respectively.
    The Company records contract liabilities when it receives payments or invoices in advance of the performance of services. A significant portion of this balance relates to contracts where the customer has paid in advance for the use of the Company's SaaS platforms over a specified period of time. These advanced payments are recognized as the related performance obligation is fulfilled (generally less than one year). Part of our performance obligation for these contracts consists of the requirement to provide customers with continued access to, and use of, the SaaS platforms and associated customizations. Without continued access to the SaaS platform, the customizations have no separate benefit to the customer. Our customers simultaneously receive and consume the benefits as we provide access over time. The remaining portion of the contract liabilities balance consists primarily of customer-specific customizations that are not distinct from related performance obligations that transfer over time. This portion is recognized over the expected useful life of the customizations.

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Balance, beginning of period	$40,931	$37,253
Revenue recognized from beginning balance	(14,025)	(32,783)
Additions from business acquisitions	—	—
Additions, net of revenue recognized and currency translation	18,507	36,461
Balance, end of period	$45,413	$40,931

Accounts Receivable and the Allowance for Doubtful Accounts—As of March 31, 2021, reported accounts receivable of $146.6 million (net of $20.5 million allowance for doubtful accounts receivable) includes $51.3 million of contract assets. As of December 31, 2020, reported accounts receivable of $142.8 million (net of $22.7 million allowance for doubtful accounts receivable) includes $45.2 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt (benefit) provision for doubtful accounts in the amount of ($2.1) million for the three month period ended March 31, 2021, and $(618) thousand for the three month period ended March 31, 2020, respectively.

Capitalized Software Development Costs — In accordance with ASC 350-40 "Internal-Use Software" and ASC 350-985 "Software" the Company expenses costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. Costs incurred to enhance our software products, after general market release of the services using the products, are expensed in the period they are incurred. The periodic expense for the amortization of previously capitalized software development costs is included in costs of services provided. See Note 10 "Capitalized Software Development Costs" for further details.
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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments have occurred nor recognized in 2020 or through March 31, 2021.

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

Category	Life (yrs)
Airport contracts	9
Backlog	1-1.5
Brand	15
Customer relationships	7–20
Database	10
Dealer networks	15-20
Developed technology	3–12
Non-compete agreements	5
Store networks	5
Trademarks	3–15
    Foreign Currency Translation—The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore, because the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries are in support of the Company's operating divisions across the world, which are primarily transacted in U.S. Dollars.
    During the three months ended March 31, 2021, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $3.9 million, of which $2.2 million was caused by the 0.4% weakening of the Indian rupee.
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
    For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 has not had a material impact on the Company’s operations. The Company continues to periodically assess the impact of this new pronouncement on its ongoing operations.
    Recently-issued accounting guidance not discussed above is not applicable, is immaterial to our unaudited condensed consolidated financial statements, or did not or is not expected to have a material impact on our business.

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$21,591	$24,723
Basic weighted average shares outstanding	30,558	30,476
Dilutive effect of stock options and restricted stock awards	173	207
Diluted weighted average shares outstanding	30,731	30,683
Basic earnings per common share	$0.71	$0.81
Diluted earnings per common share	$0.70	$0.81

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three months ended March 31, 2021 and 2020 were 181,875 and 187,875, respectively.

Note 3: Business Combinations
The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
    During the three months ending March 31, 2021, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2020, the Company completed two business acquisitions, as follows:
Effective May 4, 2020, Ebix acquired from bankruptcy India-based Trimax IT Infrastructure & Services Ltd ("Trimax"), which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. Additionally, Ebix issued preferred shares in Trimax to the selling shareholders that can be sold five years from the closing of the acquisition based on an independent valuation performed by a Big 4 valuation firm. The maximum value of the preferred shares upon sales is approximately $9.9 million. The valuation and purchase price allocation remains preliminary and will be finalized by the end of the second fiscal quarter of 2021.

On October 1, 2020 the Company acquired a 70% interest in AssureEdge Global Services ("(AssureEdge") for a total purchase price of approximately $5.0 million, including net working capital acquired. AssureEdge is a pan-India based BPO company, with a variety of BPO offerings via six contact centers across the country. It serves a number of industries and clients that have cross-selling value for EbixCash services. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable, but in no event longer than one year from the effective date of this transaction.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2021 and December 31, 2020, the total of these contingent consideration liabilities was $0.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at March 31, 2021 had a balance of $249.8 million. The Credit Facility matures in February 2023.

On March 31, 2021, Ebix entered into Amendment No. 11 to the Credit Facility. Amendment No. 11 provided, for, among other things, a limited waiver through April 10, 2021, of any potential event of default arising under the Credit Facility from failure to deliver the Company's audited consolidated financial statements and related compliance certificate for the year ended December 31, 2020. Amendment No. 11 also modified certain covenants contained in the Credit Facility, including with respect to certain permitted restricted payments and investments.

On May 7, 2020, Ebix entered into Amendment No. 10 to the Credit Facility. Amendment No. 10 provided for, among other things, increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.

On March 30, 2020, the Company and certain of its subsidiaries entered into a waiver related to the Credit Facility (the "Waiver"). The Waiver provided that so long as the Company’s leverage ratio is below 5.0 to 1.0 for the Company’s fiscal quarter ending March 31, 2020 pursuant to the terms of its compliance certificate required by the Credit Facility, the existing leverage ratio requirement of 3.5 to 1.0 was waived.

At March 31, 2021, the Company's Condensed Consolidated Balance Sheets include $4.6 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the maturity of the Credit Facility in February 2023. $2.7 million of such deferred financing costs pertain to the Revolver, and $1.9 million pertains to the Term Loan, of which $971 thousand is netted against the current portion of the Term Loan and $881 thousand is netted against the long-term portion of the Term Loan as reported on the Condensed Consolidated Balance Sheets. At December 31, 2020, the Company's Consolidated Balance Sheets included $4.9 million of remaining deferred financing costs in connection with the Credit Facility, with $2.9 million pertaining to the Revolver, and $2.0 million pertaining to the Term Loan, of which $919 thousand was netted against the current portion of the Term Loan and $1 million was netted against the long-term portion of the Term Loan as reported on the Condensed Consolidated Balance Sheets.

    At March 31, 2021, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 3.50%. The balance on the Revolver is included in the long-term liabilities section of the Condensed Consolidated Balance

Sheets. During the three months ended March 31, 2021, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and $439.4 million, respectively. At December 31, 2020, the outstanding balance on the revolving line of credit with Regions was $439.4 million and the facility carried an interest rate of 3.50%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2020, the average and maximum outstanding balances on the revolving line of credit were $438.9 million and $439.4 million, respectively.

    At March 31, 2021, the outstanding balance on the Term Loan was $249.8 million, of which $22.6 million is due within the next twelve months. $5.6 million of scheduled amortization payments were made during the three months ended March 31, 2021. This term loan also carried an interest rate of 3.50% during the quarter ended March 31, 2021. The current and long-term portions of the Term Loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $227.2 million, respectively at March 31, 2021. At December 31, 2020, the outstanding balance on the Term Loan was $255.5 million, of which $22.6 million was due within twelve months. The Term Loan also carried an interest rate of 3.50% during the quarter ended December 31, 2020.

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

    As of March 31, 2021 and December 31, 2020, the total of these working capital facilities was $12.0 million and $16.6 million, respectively, and is included in current liabilities in the Company's Condensed Consolidated Balance Sheets.

Note 5: Commitments and Contingencies
Contingencies — On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix, Inc. securities, filed a putative class action in the United States District Court for the Southern District of New York on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against Ebix, Inc., Robin Raina, and Steven M. Hamil, for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix, Inc. made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs.
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
On May 12, 2017, Ebix Software India Pvt. Ltd. (“Ebixcash”) entered into several agreements with the most prominent shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz. Further, as part of the overall purchase of Itz, a share purchase agreement between Ebixcash and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for Ebixcash’s purchase of Itz consisted of two individual potential earn-out payments, the first for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). Neither the First Earn-Out nor the Second Earn-Out were achieved pursuant to the terms of the SPA. After correspondence between the parties between September 2019 and May 2020, the former shareholders of Itz (“Sellers”) sent Ebixcash notices of arbitration

(“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. The matter is under Arbitration in accordance with the rules of the Singapore International Arbitration Centre. The Company believes that each of the Sellers claims is without merit and continues to defend its position vigorously. The Company believes that Ebixcash has several viable counterclaims related to improper termination of the Transaction Documents and violation of non-compete provisions.
The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 6: Income Taxes
    The Company recorded a net income tax expense of $1.2 million (5.50%) during the three months ended March 31, 2021, which included tax expense of $338 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $864.0 thousand (3.96%) for the three months ended March 31, 2021. The Company expects its full year effective tax rate to be in the range of 2.5% to 3.5%.
     As of March 31, 2021 and December 31, 2020 a liability of $8.6 million and $8.3 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheets. The Company increased this liability reserve during the three months ended March 31, 2021 and 2020 by $334 thousand and $69 thousand, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

    The following enterprise-wide information relates to the Company's geographic locations, with almost all geographies being impacted in varying degrees by the COVID-19 pandemic:

	Three Months Ended	As of	Three Months Ended	As of
	March 31, 2021	March 31, 2021	March 31, 2020	December 31, 2020
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$231,541	$700,315	$73,915	$698,936
United States	38,066	380,078	41,912	381,782
Australia	9,684	3,375	8,186	3,581
Latin America	3,098	12,543	4,237	13,723
Europe	4,104	22,876	3,281	22,900
Indonesia*	405	120	2,142	139
Singapore*	1,069	19,279	1,253	19,336
Philippines*	444	695	1,276	661
Canada	1,150	5,993	1,114	6,930
New Zealand	492	476	435	513
United Arab Emirates*	—	54,646	125	54,789
Mauritius*	—	4,663	—	4,665
	$290,053	$1,205,059	$137,876	$1,207,955

*Primarily India led businesses for which total revenue was $232.6 million and $77.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three months ended March 31, 2021 and March 31, 2020 the Ebix Vayam Limited JV recognized $197 thousand and $245 thousand of revenue, respectively, from Vayam. As of March 31, 2021, the Ebix Vayam Limited JV had $13.6 million of accounts receivable with Vayam. $22.8 million is recorded as a receivable from BSNL, a public-sector entity in Indian, against which an estimated allowance for doubtful accounts of $9.2 million has been made as of March 31, 2021 ($11.7 million as of December 31, 2020).

    Effective September 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of the EbixHealth JV, and during the three months ended March 31, 2021 the EbixHealth JV recognized $418 thousand of revenue from IHC. During the three months ended March 31, 2020 the EbixHealth JV recognized $559 thousand of revenue from IHC. As of March 31, 2021 and December 31, 2020, the EbixHealth JV had $153 thousand and $63 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three months ended March 31, 2021 the Company recognized $23 thousand of revenue from IHC, respectively. During the three months ended March 31, 2020 the Company recognized $29 thousand of revenue from IHC. As of March 31, 2021 and December 31, 2020, Ebix had $8 thousand and $2 thousand of accounts receivable with IHC. The EbixHealth JV has a $1.8 million note due to IHC. Additionally, based on the final purchase price allocation valuation report for the EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, an indefinite-lived customer relationship. For the year ended December 31, 2020, as a result of the annual impairment analysis performed, the Company concluded that the IHC customer relationship indefinite-lived intangible asset had been impaired. The Company recorded a $6.2 million impairment charge during the fourth quarter of 2020. In addition, the Company has concluded that the IHC customer relationship intangible is no longer considered indefinite-lived and will be amortized over the estimated remaining life of 10 years.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the three months ended March 31, 2021 and the year ended December 31, 2020 are reflected in the following table.

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Beginning Balance	$949,037	$952,404
Additions	—	11,241
Purchase accounting adjustments	—	725
Foreign currency translation adjustments	(2,725)	(15,333)
Ending Balance	$946,312	$949,037

    The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$101,328	$96,616
Developed technology	19,846	19,867
Dealer network	6,630	6,653
Airport contracts	4,507	4,523
Trademarks	2,704	2,700
Store networks	2,431	2,440
Brand	893	896
Non-compete agreements	724	759
Database	212	212
Backlog	140	140
Total intangibles	139,415	134,806
Accumulated amortization	(86,157)	(83,926)
Finite-lived intangibles, net	$53,258	$50,880

Indefinite-lived intangibles:
Customer/territorial relationships	$16,647	$21,647

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

The Company recorded a $6.2 million impairment charge in the fourth quarter of 2020 related to the IHC customer relationship indefinite-lived intangible asset associated with the Company's EbixHealth JV. In addition, the Company concluded that the remaining IHC customer relationship intangible was no longer indefinite-lived. The Company will amortize this intangible over the remaining estimated useful life of ten years.
Amortization expense recognized in connection with acquired intangible assets was $2.4 million and $2.5 million for the three month periods ended March 31, 2021 and March 31, 2020, respectively.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings, development of the Property and Casualty ("P&C")underwriting insurance data exchange platform servicing the London markets, development of EbixCash’s single sign on agent and customer portal, including mobile application, and content development work related to the E-Learning business of EbixCash. During the three months ended March 31, 2021 and March 31, 2020 the Company capitalized $1.7 million and $2.1 million, respectively, of such development costs. At March 31, 2021 and December 31, 2020, a total of $20.2 million and $19.4 million of remaining unamortized development costs are reported on the Company’s Condensed Consolidated Balance Sheets, respectively.

    During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $813 thousand and $833 thousand, respectively, of amortization expense with regards to these capitalized software development costs, which is included in cost of services provided in the Company’s Condensed Consolidated Statements of Income. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education product costs are immediately expensed. The capitalized software development costs for the P&C underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products mentioned above shall be amortized over a period of five years once the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

    Other current assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Prepaid expenses	$64,892	$57,017
Sales taxes receivable from customers	5,181	4,588
Other third party receivables	5,378	3,530
Credit card merchant account balance receivable	855	848
Short term portion of capitalized costs to obtain and fulfill contracts	593	646
Accrued interest receivable	74	355
Other	1,843	4,677
Total	$78,816	$71,661

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2028, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At March 31, 2021, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2021 (Remaining nine months)	$3,231	$143	$3,374
2022	3,429	160	3,589
2023	2,972	99	3,071
2024	1,605	77	1,682
2025	974	—	974
Thereafter	460	—	460
Total	12,671	479	13,150
Less: present value discount*	(1,188)	(41)	(1,229)
Present value of lease liabilities	11,483	438	11,921

Less: current portion of lease liabilities	(3,572)	(167)	(3,739)
Total long-term lease liabilities	$7,911	$271	$8,182

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $11.4 million and $12.9 million as of March 31, 2021, and December 31, 2020, respectively. The lease cost is recognized in our Condensed Consolidated Statement of Income in the category of General and Administrative and is summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Operating Lease Cost	$1,439	$2,082
Finance Lease Cost:
Amortization of Lease Assets	39	44
Interest on Lease Liabilities	7	11
Finance Lease Cost	46	55
Sublease Income	(38)	(112)
Total Net Lease Cost	$1,447	$2,025

    Other information about lease amounts recognized in our Condensed Consolidated Statement of Income is summarized as follows:

March 31, 2021
Weighted Average Lease Term - Operating Leases	3.6 years
Weighted Average Lease Term - Finance Leases	3.0 years
Weighted Average Discount Rate - Operating Leases	8.0%
Weighted Average Discount Rate - Finance Leases	7.1%

    At March 31, 2021, our lease liability of $11.9 million does not include certain arrangements, which are primarily airport leases, that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $57.4 million as follows:

Year	Commitments
(in thousands)
2021 (Remaining nine months)	$15,661
2022	20,881
2023	20,867
Thereafter	—
Total	$57,409
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the three months ended March 31, 2021 and 2020 was $2.8 million and $6.4 million, respectively. During the first quarter of 2021, each of these airport leases remains subject to force majeure provisions resulting from COVID-19 and the cessation of the Company's airport operations. These monthly rent payments have been temporarily waived until the Company restarts airport operations. It remains uncertain when and under what conditions each payment abatement will end.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at March 31, 2021.

Note 14: Other Current Liabilities

    Other current liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$27,368	$25,043
Acquisition obligations (upfront purchase and contingent consideration)	2,511	2,443
Total	$29,879	$27,486

Note 15: Subsequent Events

As previously disclosed, on April 9, 2021, The Company entered into Amendment No. 12 to its Credit Facility. Amendment No. 12 provides for, among other things, a waiver of any potential event of default arising under the Credit Facility from the failure to timely deliver the Company's audited financial consolidated financial statements and related compliance certificate for the year ended December 31, 2020, provided that there is no good faith determination by the requisite lenders under the Credit Facility of a "Material Circumstance" (as defined and further described in Amendment No. 12), which determination (if any) may only be made within a specified period described in Amendment No. 12 and is subject to certain cure rights of the Company. Amendment No. 12 also modified the applicable margin that applies from the date of the amendment forward, modified certain mandatory prepayment provisions, as well as certain other covenants related to restricted payments, investments and certain reporting requirements.

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
    Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020 which is incorporated by reference herein, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, including but not limited to: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in India, Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; the impacts of the COVID-19 global pandemic on our operating performance; ability to secure additional financing to support capital requirements; Credit Facility provisions that could materially restrict our business; costs and effects of litigation, investigations or similar matters that could affect our business, operating results and financial condition; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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
•Uncertainties pertaining to the actual ultimate cost of our legal contingencies (refer to Note 5 of the Notes to these Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"); and,
•The MD&A and the analysis of the three-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
    Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our

SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s website, www.sec.gov.
    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many ASEAN countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, the Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 86.9% and 69.6% of the Company’s total revenue for the three months ended March 31, 2021 and 2020, respectively.

Ebix’s goal is to be a leading facilitator of insurance and financial transactions in the world. The Company’s technology vision is to focus on the convergence of all channels, processes and entities in a manner such that data seamlessly flows once a data entry has initially been made. Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges and requirements. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, application software, and web and application hosting to meet the individual needs of organizations.
Offices and Geographic Information

    The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia, where we own a commercial office building and campus facility. In addition, the Company and its subsidiaries lease office space primarily for sales and operations support in Salt Lake City, Utah, Pittsburgh, Pennsylvania, Pasadena, California, Birmingham, Alabama, and Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, Indonesia, the Philippines and the United Kingdom for support, operations and sales offices. The Company also leases approximately 140 facilities across India, while owning six facilities in India.

Trends and Uncertainties Related to the COVID-19 Pandemic
    In December 2019, COVID-19 was reported and has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. government declared a national emergency with respect to COVID-19.
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
    During the fiscal year ended December 31, 2020, particularly beginning in March, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance and consulting business areas, after certain government restrictions were put in place. This decreased demand continued throughout 2020 in varying degrees for each business area, and even persists through the date of this filing for all of the above mentioned business areas, but most notably in the travel and Forex businesses. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, and cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.
    We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. Along with measures mentioned above to protect the health and safety of our employees, we have also taken steps to strengthen our financial position to mitigate the adverse impact that COVID-19 has had or may have on our business and operations, including amending our credit facility, reducing salaries for certain employees, furloughing employees in the most negatively impacted business areas, eliminating certain employee positions, and eliminating, reducing, or deferring non-essential expenditures. We have also taken steps to preserve cash balances, including a temporary cessation to our share repurchase program.
    Our reported results for the three-month period ended March 31, 2021 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020 for a complete description of the material risks that the Company currently faces.
Results of Operations
Operating Revenue
    The Company derives its revenues primarily from subscription and transaction fees pertaining to products or services delivered over our exchanges or from our application service provider ("ASP") platforms, fees for business process outsourcing services, and fees for software development projects, including fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward) and travel services from our financial exchanges.
    Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
EbixCash Exchanges	$232,552	$77,855
Insurance Exchanges	43,235	44,001
Risk Compliance Solutions	14,266	16,020
Totals	$290,053	$137,876

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended
	March 31,
	2021	2020
Subscription	14%	31%
Transaction-Based	81%	52%
Professional Services/Consulting/Other	5%	17%

Results of Operations — Three Months Ended March 31, 2021 and 2020
Operating Revenue

    During the three months ended March 31, 2021, our total operating revenues increased $152.2 million, or 110%, to $290.1 million as compared to $137.9 million during the first quarter of 2020. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. Countries across the world are re-opening economies, but are doing so in a phased approach that differs in each country and, in many cases, within individual countries. While our travel, foreign exchange and remittance businesses continue to be materially negatively impacted by COVID-19, total revenues increased year-over-year during the first fiscal quarter of 2021 due primarily to strong demand for the Company's payment solutions offerings in India (primarily prepaid gift cards), which increased by more than $180 million year-over-year, or greater than 750%. Foreign exchange rates' impact on our reported revenues were not meaningful in the first quarter of 2021, as weaker currencies in the Indian rupee and Brazilian real were partially offset by the strengthening of the Australia dollar and British pound sterling. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, reduced reported revenues by approximately $0.6 million for the three months ended March 31, 2021. International revenue accounted for 86.9% and 69.6% of the Company’s total revenue for the three months ended March 31, 2021 and 2020, respectively.
Cost of Services Provided
    Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $162.9 million, or 284%, to $220.4 million in the first quarter of 2021 as compared to $57.5 million in the first quarter of 2020. For the three months ended March 31, 2021, cost of services as a percentage of total revenues increased to 76.0% of total revenues as compared to 41.7% for the three months ended March 31, 2020. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the increase of prepaid gift cards sold within the EbixCash India operations. Prepaid gift card revenues have increased at a materially higher rate versus other Ebix products and services since the COVID-19 pandemic began in March 2020.  Payment solutions revenues increased by greater than 750% year-over-year in the first quarter ended March 31, 2021 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $0.1 million, or 1%, to $9.5 million during the first quarter of 2021 as compared to $9.4 million during the first quarter of 2020.
Sales and Marketing Expenses
    Sales and marketing expenses of $3.8 million in the first quarter of 2021 were flat year-over-year compared to $3.8 million in the first quarter of 2020. Personnel-related costs were flat year-over-year, while a slight increase in advertising-related costs was offset by a slight decrease in employee-reimbursed expenses.
General and Administrative Expenses
    General and administrative expenses decreased $7.9 million, or 27%, to $21.3 million in the first quarter of 2021 as compared to $29.2 million in the first quarter of 2020. The year-over-year decrease is primarily due to reduced personnel costs, including travel expenses, of approximately $2.5 million, reduced rent expense of approximately $3.3 million, primarily from COVID-19 related rent reductions in our foreign exchange offices at Indian airports, and reduced bad debt expense recognized in the first quarter of 2021 versus the comparable period in 2020.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $159 thousand, or 4%, to $3.8 million in the first quarter of 2021 as compared to $3.6 million in the first quarter of 2020, primarily due to the impact of the reclassification of an indefinite-lived intangible to an amortizing intangible during the second half of 2020.
Interest Income

    Interest income decreased $46 thousand, or 85%, to $8 thousand in the first quarter of 2021 as compared to $54 thousand in the first quarter of 2020, primarily due to a lower interest rate environment in 2021 versus 2020.
Interest Expense
    Interest expense decreased $1.2 million, or 13%, to $8.1 million in the first quarter of 2021 as compared to $9.2 million in the first quarter of 2020. Interest expense decreased primarily due to lower LIBOR interest rates in the first quarter of 2021 versus the first quarter of 2020.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange loss for the three months ended March 31, 2021 in the amount of $0.6 million which consisted of net losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $1.2 million (5.50%) during the three months ended March 31, 2021, which included tax benefit of $0.3 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $0.9 million (3.96%) during the three months ended March 31, 2021. The Company expects its full year effective tax rate to be in the range of 2.5% to 3.5%

Liquidity and Capital Resources
    Our principal sources of liquidity are the cash flows provided by our operating activities and cash and cash equivalents on hand.
We intend to utilize cash flows generated by our operations, in combination with the possible issuance of additional debt or equity, to fund capital expenditures and organic growth initiatives, to make strategically accretive business acquisitions, to retire outstanding indebtedness, and to repurchase shares of our common stock if and as market and operating conditions warrant.
    We believe that anticipated cash flows provided by our operating activities, together with current cash balances and access to credit and capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, although any projections of future cash needs, cash flows, and the general market conditions for credit and equity securities is subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all. In addition, the covenants in our Credit Facility could adversely affect our ability to obtain such financing and our ability to make strategic acquisitions, fund investments, repurchase shares of our common stock or engage in other business activities that could be in our interest.

Our cash and cash equivalents were $99.6 million and $105.0 million at March 31, 2021 and December 31, 2020, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 10, 2021 are presented in the table below:

Country/Region	Cash, Restricted Cash and ST investments
(In thousands)
India	$77,639
United States	17,220
Australia	8,200
Philippines	7,229
Europe	292
Singapore	3,562
Canada	2,845
Latin America	1,343
New Zealand	1,284
United Arab Emirates	1,442
Indonesia	1,062
Mauritius	—
Total	$122,118

    Our current ratio increased to 2.03 at March 31, 2021 from 1.89 at December 31, 2020 and our working capital position increased to $183.3 million at March 31, 2021 from $170.5 million at the end of 2020.

Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
    During the three months ending March 31, 2021, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2020, the Company completed two business acquisitions, as follows:
Effective May 4, 2020, Ebix acquired from bankruptcy India-based Trimax IT Infrastructure & Services Ltd ("Trimax"), which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. Additionally, Ebix issued preferred shares in Trimax to the selling shareholders that can be sold five years from the closing of the acquisition based on an independent valuation performed by a Big 4 valuation firm. The maximum value of the preferred shares upon sales is approximately $9.9 million. The valuation and purchase price allocation remains preliminary and will be finalized by the end of the second fiscal quarter of 2021.
On October 1, 2020 the Company acquired a 70% interest in AssureEdge Global Services ("(AssureEdge") for a total purchase price of approximately $5.0 million, including net working capital acquired. AssureEdge is a pan-India based BPO company, with a variety of BPO offerings via six contact centers across the country. It serves a number of industries and clients that have cross-selling value for EbixCash services. The valuation and purchase price allocation remains preliminary and will be finalized as soon as practicable, but in no event longer than one year from the effective date of this transaction.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2021 and December 31, 2020, the total of these contingent liabilities was $0.

Operating Activities
    Net cash provided by our operating activities was $8.6 million for the three months ended March 31, 2021. The primary components of the cash provided by our operating activities during the three month period consisted of net income of $21.6 million, $3.8 million of depreciation and amortization, $(2.1) million of change in the allowance for accounts receivable, $1.4 of non-cash share-based compensation, $1.3 million of right-of-use assets amortization, $813 thousand of amortization of capitalized software development costs and $(20.0) of working capital requirements, primarily due to decreased accounts payable and accrued expenses and an increase in other assets during the quarter. During the three months ended March 31, 2021, the Company made $9.7 million of tax payments.

    Net cash provided by our operating activities was $29.6 million for the three months ended March 31, 2020. The primary components of the cash provided by our operating activities during the three-month period consisted of net income of $24.7 million, net of $(419) thousand of unrealized foreign currency exchange gains, $3.6 million of depreciation and amortization, $(278) thousand of net loss attributable to a non-controlling interest, $1.1 million of non-cash share-based compensation, $1.8 million of right-of-use assets amortization, $833 thousand of amortization of capitalized software development costs and $(1.8) million of working capital requirements primarily due to decreased accounts payable and accrued expenses. During the three months ended March 31, 2020, the Company made $1.1 million of tax payments.

Investing Activities

    Net cash used for investing activities during the three months ended March 31, 2021 was $382 thousand, and consisted primarily of $1.7 million for software development costs that were capitalized, $0.3 million for capital expenditures and decreases in marketable securities of $2.3 million (specifically bank certificates of deposit).

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

Financing Activities
    During the three months ended March 31, 2021, net cash used by financing activities was $12.7 million, which consisted primarily of a $4.6 reduction in EbixCash working capital facilities in India, $5.6 used to make scheduled payments on the existing term loan and $2.3 of quarterly dividends to our common stockholders.

    During the three months ended March 31, 2020, net cash used by financing activities was $32.2 million, which consisted primarily of a $24.7 million reduction in EbixCash working capital facilities in India, $3.8 million used to make scheduled payments on the existing term loan and $2.3 million of quarterly dividends to our common stockholders.

Credit Facility

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at March 31, 2021 had a balance of $249.8 million. The Credit Facility matures in February 2023.

On March 31, 2021, Ebix entered into Amendment No. 11 to the Credit Facility. Amendment No. 11 provided, for, among other things, a limited waiver through April 10, 2021, of any potential event of default arising under the Credit Facility from failure to deliver the Company's audited consolidated financial statements and related compliance certificate for the year ended December 31, 2020. Amendment No. 11 also modified certain covenants contained in the Credit Facility, including with respect to certain permitted restricted payments and investments.

On May 7, 2020, Ebix entered into Amendment No. 10 to the Credit Facility. Amendment No. 10 provided for, among other things, increased flexibility under financial maintenance covenants, which the Company sought in part due to the unforeseen negative effects of the COVID-19 pandemic.

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

At March 31, 2021, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 3.50%. The balance on the Revolver is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and 439.4 million, respectively. At December 31, 2020, the outstanding balance on the revolving line of credit with Regions was $439.4 million and the facility carried an interest rate of 3.50%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2020, the average and maximum outstanding balances on the revolving line of credit were $438.9 million and $439.4 million, respectively.

    At March 31, 2021, the outstanding balance on the Term Loan was $249.8 million, of which $22.6 million is due within the next twelve months. $5.6 million of scheduled amortization payments were made during the three months ended March 31, 2021. This term loan also carried an interest rate of 3.50% at March 31, 2021. The current and long-term portions of the Term Loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $22.6 million and $227.2 million, respectively at March 31, 2021. At December 31, 2020, the outstanding balance on the Term Loan was $255.5 million, of which $22.6 million was due within twelve months. The Term Loan also carried an interest rate of 3.50% at December 31, 2020.
Contractual Obligations
    For a presentation regarding material changes outside the ordinary course of business to the Company's contractual obligations please refer to Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
    We do not engage in off balance sheet financing arrangements.
Recent Accounting Pronouncements
    For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the condensed notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2020 Form 10-K.
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
    COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments, or to revise the carrying value of our assets or liabilities. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the current level of uncertainty over the longevity of the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact to our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our financial statements.
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

    EbixCash also offers several other services, including payment services and ticketing and travel services for which revenue is impacted by various factors. EbixCash acts as the principal in most transactions and reports revenue on a gross basis, as EbixCash controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

    The main services from which EbixCash derives revenue are as follow:

Gift Cards

    EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partner(s) and are affiliated with major payment associations such as Visa, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently 10,000 INR or approximately $140). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift card and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at March 31, 2021 are recorded as deferred revenues in the financial results.

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

Consumer Payment Services

    EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether or not the service is offered to all potential consumers, or only to those for EbixCash has a relationship with the biller and 3) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’

payments and, thus, simplifying the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The  Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2021 and 2020, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(3.9) million and $(49.8) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.6 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2021, the Company had $689.2 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $249.8 million term loan, and a $439.4 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based LIBOR related interest rate, and stood at 3.50% at March 31, 2021. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 percent increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $0.3 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the three months ended March 31, 2021 were approximately $139 million and its existing cash balances as of March 31, 2021 were $99.6 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 percent decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
    There were no other material changes to our market risk exposure during the three months ended March 31, 2021 and 2020. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2020 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2021. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
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

Item 1A: RISK FACTORS

    In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 27, 2021 which could materially affect the Company's business, financial condition or future results. There have been no material changes from the risk factors described in our 2020 Form 10-K.

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

    There were no share repurchases during the fiscal first quarter ended March 31, 2021, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million.

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

10.22
Amendment No.11 and Waiver dated March 31, 2021 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

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

Ebix, Inc.
Date:	May 17, 2021	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 17, 2021	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)