Form 10-Q
period 2021-06-30
EBIX INC
filed 2021-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2021 the number of shares of common stock outstanding was 30,943,439.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenue	$246,322	$111,312	$536,375	$249,188

Operating expenses:
Cost of services provided	178,203	49,093	398,561	106,550
Product development	10,142	8,338	19,687	17,755
Sales and marketing	3,392	3,458	7,219	7,262
General and administrative, net	23,335	15,464	44,672	44,708
Amortization and depreciation	3,985	3,109	7,785	6,750
Total operating expenses	219,057	79,462	477,924	183,025

Operating income	27,265	31,850	58,451	66,163
Interest income	17	29	25	83
Interest expense	(10,462)	(7,147)	(18,541)	(16,384)
Non-operating (loss) income	(1,253)	118	(1,254)	99
Foreign currency exchange gain (loss)	9	91	(616)	709
Income before income taxes	15,576	24,941	38,065	50,670
Income tax expense	(627)	(1,677)	(1,829)	(2,961)
Net income including noncontrolling interest	14,949	23,264	36,236	47,709
Net loss attributable to noncontrolling interest	(772)	(211)	(1,076)	(489)
Net income attributable to Ebix, Inc.	$15,721	$23,475	$37,312	$48,198

Basic earnings per common share attributable to Ebix, Inc.	$0.51	$0.77	$1.22	$1.58

Diluted earnings per common share attributable to Ebix, Inc.	$0.51	$0.76	$1.21	$1.57

Basic weighted average shares outstanding	30,581	30,504	30,570	30,490

Diluted weighted average shares outstanding	30,713	30,708	30,712	30,696

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income including noncontrolling interest	$14,949	$23,264	$36,236	$47,709
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,574)	(4,277)	(12,493)	(54,071)
Total other comprehensive income (loss)	(8,574)	(4,277)	(12,493)	(54,071)
Comprehensive income (loss)	6,375	18,987	23,743	(6,362)
Comprehensive loss attributable to noncontrolling interest	(772)	(211)	(1,076)	(489)
Comprehensive income (loss) attributable to Ebix, Inc.	$7,147	$19,198	$24,819	$(5,873)

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$85,069	$105,035
Receivables from service providers	13,303	4,711
Short-term investments	13,866	25,019
Restricted cash	8,440	8,519
Fiduciary funds - restricted	2,580	4,106
Trade accounts receivable, less allowances of $19,439 and $22,691, respectively	142,360	142,847
Other current assets	81,386	71,661
Total current assets	347,004	361,898

Property and equipment, net	53,171	52,521
Right-of-use assets	11,954	12,372
Goodwill	942,062	949,037
Intangibles, net	51,310	50,880
Indefinite-lived intangibles	16,647	21,647
Capitalized software development costs, net	20,657	19,389
Deferred tax asset, net	65,943	63,402
Other assets	37,476	38,707
Total assets	$1,546,224	$1,569,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$54,677	$64,764
Payables to service agents	4,127	5,281
Accrued payroll and related benefits	10,401	11,792
Working capital facility	9,704	16,643
Fiduciary funds - restricted	2,580	4,106
Short-term debt	729	894
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $1,493 and $920, respectively	24,969	23,621
Contract liabilities	35,399	32,898
Lease liability	3,249	3,905
Other current liabilities	30,868	27,486
Total current liabilities	176,703	191,390

Revolving line of credit	439,402	439,402
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $986 and $1,062, respectively	199,052	232,140
Contingent liability for accrued earn-out acquisition consideration	2,560	—
Contract liabilities	7,647	8,033
Lease liability	8,790	8,540
Deferred tax liability, net	1,358	1,235
Other liabilities	28,909	29,009
Total liabilities	864,421	909,749

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,582,560 issued and outstanding, at June 30, 2021, and 30,515,334 issued and outstanding at December 31, 2020	3,058	3,052
Additional paid-in capital	13,718	11,126
Retained earnings	732,974	700,304
Accumulated other comprehensive loss	(113,996)	(101,503)
Total Ebix, Inc. stockholders’ equity	635,754	612,979
Noncontrolling interest	46,049	47,125
Total stockholders’ equity	681,803	660,104
Total liabilities and stockholders’ equity	$1,546,224	$1,569,853

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2021	30,559,324	$3,056	$12,480	$719,574	$(105,422)	$46,821	$676,509
Net income attributable to Ebix, Inc.	—	—	—	15,721	—	—	15,721
Net loss attributable to noncontrolling interest	—	—	—	—	—	(772)	(772)
Cumulative translation adjustment	—	—	—	—	(8,574)	—	(8,574)
Vesting of restricted stock	27,222	3	(3)	—	—	—	—
Share based compensation	—	—	1,359	—	—	—	1,359
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(3,986)	(1)	(118)	—	—	—	(119)
Common stock dividends paid, $0.075 per share	—	—	—	(2,321)	—	—	(2,321)
Balance, June 30, 2021	30,582,560	$3,058	$13,718	$732,974	$(113,996)	$46,049	$681,803

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2021	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104
Net income attributable to Ebix, Inc.	—	—	—	37,312	—	—	37,312
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,076)	(1,076)
Cumulative translation adjustment	—	—	—	—	(12,493)	—	(12,493)
Vesting of restricted stock	71,212	7	(7)	—	—	—	—
Share based compensation	—	—	2,717	—	—	—	2,717
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(3,986)	(1)	(118)	—	—	—	(119)
Common stock dividends paid, $0.15 per share	—	—	—	(4,642)	—	—	(4,642)
Balance, June 30, 2021	30,582,560	$3,058	$13,718	$732,974	$(113,996)	$46,049	$681,803

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

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$37,312	$48,198
Net loss attributable to noncontrolling interest	(1,076)	(489)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	7,785	6,750
(Benefit) provision for deferred taxes	(3,175)	225
Share based compensation	2,717	2,253
Benefit for doubtful accounts	(2,815)	(50)
Amortization of right-of-use assets	2,507	3,257
Amortization of capitalized software development costs	1,647	1,670
Reduction of acquisition accruals	—	(3,308)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,025	14,190
Receivables from service providers	(8,592)	12,381
Payables to service agents	(1,154)	(7,802)
Other assets	(10,489)	(1,260)
Accounts payable and accrued expenses	(9,469)	(8,004)
Accrued payroll and related benefits	(1,318)	2,130
Contract liabilities	2,182	(306)
Lease liabilities	(264)	(3,008)
Reserve for potential uncertain income tax return positions	334	206
Other liabilities	3,503	(8,634)
Net cash provided by operating activities	21,660	58,399

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(5,170)
Capitalized software development costs	(3,106)	(3,257)
Maturities (purchases) of unrestricted marketable securities, net	11,250	(27,301)
Capital expenditures	(1,705)	(757)
Net cash provided by (used in) investing activities	6,439	(36,485)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	—	1,364
Principal payments of term loan obligation	(31,297)	(9,414)
Proceeds from the exercise of stock options	—	636
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(119)	(1,841)
Dividend payments	(4,642)	(4,605)
Payments of debt obligations	(149)	(119)
Payments of working capital facility, net	(6,886)	(19,763)
Payments of financing lease obligations	(48)	(113)
Net cash used in financing activities	(43,141)	(33,855)
Effect of foreign exchange rates on cash	(4,806)	(10,030)
Net change in cash and cash equivalents, and restricted cash	(19,848)	(21,971)
Cash and cash equivalents, and restricted cash at the beginning of the period	120,213	111,369
Cash and cash equivalents, and restricted cash at the end of the period	$100,365	$89,398
Supplemental disclosures of cash flow information:
Interest paid	$14,065	$15,434
Income taxes paid	$12,073	$2,096
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

         During the six months ended June 30, 2021, there were 3,986 shares, totaling $119 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
         During the six months ended June 30, 2020, there were 55,526 shares, totaling $1.8 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business— Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, payment remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, the Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 85.9% and 66.4% of the Company’s total revenue for the six months ended June 30, 2021 and 2020, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2021. The condensed consolidated December 31, 2020 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Short-Term Investments - The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $13.9 million and $25.0 million at June 30, 2021 and December 31, 2020.

Restricted Cash - The carrying value of our restricted cash in current assets was $8.4 million and $8.5 million at June 30, 2021 and December 31, 2020, respectively. The June 30, 2021 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our India operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of
	June 30,
	2021	2020
	(In thousands)
Cash and cash equivalents	$85,069	$77,315
Restricted cash	8,440	7,883
Restricted cash included in other long-term assets	6,856	4,200
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$100,365	$89,398

Fiduciary Funds - Restricted - Due to the EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $2.6 million and $4.1 million at June 30, 2021 and December 31, 2020, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising—Advertising costs amounted to $1.2 million and $2.8 million for the three and six month periods ended June 30, 2021, respectively, and $1.1 million and $2.6 million for the three and six month periods ended June 30, 2020, respectively. The costs are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. The Company expenses advertising costs as incurred.
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

    As of June 30, 2021, the Company had the following financial instruments to which it had to both consider fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at June 30, 2021 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit and term loan debt. The Company believes that the estimated fair value of such instruments at June 30, 2021 and December 31, 2020 approximates their carrying value as reported on the Company's Condensed Consolidated Balance Sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($7.0 million is recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	$20,732	$—	$20,732	$—
Mutual funds (recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	155	155	—	—
Total assets measured at fair value	$20,887	$155	$20,732	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,560	$—	$—	$2,560
Total liabilities measured at fair value	$2,560	$—	$—	$2,560

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the six months ended June 30, 2021, there were no transfers between fair value Levels 1, 2 or 3.

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
    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2021 and during the year ended December 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	June 30, 2021	December 31, 2020
	(In thousands)

Beginning balance	$—	$10,095

Total remeasurement adjustments:
Gains included in earnings **	—	(3,105)
Remeasurement against goodwill	2,560	—
Foreign currency translation adjustments ***	—	(537)

Acquisitions and settlements
Business settlements	—	(6,453)

Ending balance	$2,560	$—

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$(3,105)

** recorded as a reduction to general and administrative expenses
*** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at June 30, 2021	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,560	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$—	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
    As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts, as developed by the relevant members of Company's management team and considers the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses. During 2020 and the six months ended June 30, 2021, certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously preliminary.
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

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift card and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at June 30, 2021 are recorded as deferred revenues in the financial results.

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

Consumer Payment Services

    EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether or not the service is offered to all potential consumers, or only to those for EbixCash has a relationship with the biller and 3) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’ payments, thus simplifying the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2021	2020	2021	2020
	(In thousands)
India*	$188,612	$52,635	$420,153	$126,550
United States	37,722	41,714	75,788	83,626
Australia	8,688	7,399	18,372	15,585
Latin America	3,095	3,577	6,193	7,814
Europe	4,064	3,249	8,168	6,530
Canada	1,595	1,119	2,745	2,233
Singapore*	1,125	795	2,194	2,048
Indonesia*	459	179	864	2,321
United Arab Emirates*	28	10	28	134
Philippines*	383	253	827	1,529
New Zealand	551	382	1,043	818
	$246,322	$111,312	$536,375	$249,188

*Primarily India led businesses for which total revenue was $189.9 million and $422.5 million for the three and six months ended June 30, 2021, respectively, and $53.2 million and $131.1 million for the three and six months ended June 30, 2020, respectively.

The Company’s revenues are derived from three product/service channels: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions ("RCS").
    Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
EbixCash Exchanges	189,947	53,240	422,499	131,095
Insurance Exchanges	41,916	42,959	85,151	86,960
Risk Compliance Solutions	14,459	15,113	28,725	31,133
Totals	$246,322	$111,312	$536,375	$249,188

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At June 30, 2021 and December 31, 2020, the Company had $554 thousand and $646 thousand, respectively, of contract costs in “Other current assets” and $1.0 million and $1.0 million, respectively, in “Other assets” on the Company's Condensed Consolidated Balance Sheets.

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,630	$1,897
Costs recognized from the beginning balance	(342)	(743)
Additions, net of costs recognized	294	476
Balance, end of period	$1,582	$1,630
Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $7.4 million and $7.2 million of contract liabilities were included in billed accounts receivable as of June 30, 2021 and December 31, 2020, respectively.
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

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Balance, beginning of period	$40,930	$37,253
Revenue recognized from beginning balance	(20,866)	(32,783)
Additions from business acquisitions	—	—
Additions, net of revenue recognized and currency translation	22,982	36,460
Balance, end of period	$43,046	$40,930

Accounts Receivable and the Allowance for Doubtful Accounts—As of June 30, 2021, reported accounts receivable of $142.4 million (net of $19.4 million allowance for doubtful accounts receivable) includes $46.1 million of contract assets. As of December 31, 2020, reported accounts receivable of $142.8 million (net of $22.7 million allowance for doubtful accounts receivable) includes $45.2 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt (benefit) provision for doubtful accounts in the amount of (755) thousand and ($2.8) million for the three and six month period ended June 30, 2021, respectively, and $568 thousand and $(50) thousand for the three and six month period ended June 30, 2020, respectively.

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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments have occurred nor recognized in 2020 or through June 30, 2021.

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
    During the three months ended June 30, 2021, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $8.6 million, of which $11.0 million was caused by the 1.3% weakening of the Indian rupee.
    During the six months ended June 30, 2021, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $12.5 million, of which $13.2 million was caused by the 1.7% weakening of the Indian rupee.
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

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$15,721	$23,475	$37,312	$48,198
Basic weighted average shares outstanding	30,581	30,504	30,570	30,490
Dilutive effect of stock options and restricted stock awards	132	204	142	206
Diluted weighted average shares outstanding	30,713	30,708	30,712	30,696
Basic earnings per common share	$0.51	$0.77	$1.22	$1.58
Diluted earnings per common share	$0.51	$0.76	$1.21	$1.57

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three and six month periods ended June 30, 2021 were 177,000 and 177,000, respectively, and for the three and six month periods ended June 30, 2020 were 181,875 and 181,875, respectively.

Note 3: Business Combinations
The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
    During the six months ending June 30, 2021, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2020, the Company completed two business acquisitions, as follows:
Effective May 4, 2020, Ebix acquired from bankruptcy India-based Trimax IT Infrastructure & Services Ltd ("Trimax"), which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. Additionally, Ebix issued preferred shares in Trimax to the selling shareholders that can be sold five years from the closing of the acquisition based on an independent valuation performed by a Big 4 valuation firm. The maximum value of the preferred shares upon sales is approximately $9.9 million. The valuation and purchase price allocation was finalized during the second quarter of 2021.

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
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2021, the total of these contingent consideration liabilities was $2.6 million, while at December 31, 2020, the total of these contingent consideration liabilities was $0.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at June 30, 2021 had a balance of $224.2 million. The Credit Facility matures in February 2023.

On April 9, 2021, The Company entered into Amendment No. 12 to its Credit Facility. Amendment No. 12 provided for, among other things, a waiver of any potential event of default arising under the Credit Facility from the failure to timely deliver the Company's audited financial consolidated financial statements and related compliance certificate for the year ended December 31, 2020, provided that there is no good faith determination by the requisite lenders under the Credit Facility of a "Material Circumstance" (as defined and further described in Amendment No. 12), which determination (if any) may only be made within a specified period described in Amendment No. 12 and is subject to certain cure rights of the Company. Amendment No. 12 also modified the applicable margin that applies from the date of the amendment forward, modified certain mandatory prepayment provisions, as well as certain other covenants related to restricted payments, investments and certain reporting requirements.

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

At June 30, 2021, the Company's Condensed Consolidated Balance Sheets include $6.2 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the maturity of the Credit Facility in February 2023. $3.7 million of such deferred financing costs pertain to the Revolver, and $2.5 million pertains to the Term Loan, of which $1.5 million is netted against the current portion of the Term Loan and $986 thousand is netted against the long-term portion of the Term Loan as reported on the Condensed Consolidated Balance Sheets. At December 31, 2020, the Company's Consolidated Balance Sheets included $4.9 million of remaining deferred financing costs in connection with the Credit Facility, with $2.9 million pertaining to the Revolver, and $2.0 million pertaining to the Term Loan, of which $919 thousand was netted against the current portion of the Term Loan and $1 million was netted against the long-term portion of the Term Loan as reported on the Condensed Consolidated Balance Sheets.

    At June 30, 2021, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 5.50% at June 30, 2021, an increase from 3.50% at the closing of Amendment No. 12 to the Credit Facility. The balance on the Revolver is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2021, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and $439.4 million, respectively. At December 31, 2020, the outstanding balance on the revolving line of credit with Regions was $439.4 million and the facility carried an interest rate of 3.50%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2020, the average and maximum outstanding balances on the revolving line of credit were $438.9 million and $439.4 million, respectively.

    At June 30, 2021, the outstanding balance on the Term Loan was $224.2 million, of which $24.5 million is due within the next twelve months. $31.3 million of principal payments were made during the six months ended June 30, 2021, of which $11.3 million were scheduled amortization payments. This term loan also carried an interest rate of 5.50% at June 30, 2021, subject to the same above mentioned increase in interest rate as the Revolver. The current and long-term portions of the Term Loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $24.5 million and $199.7 million, respectively at June 30, 2021. At December 31, 2020, the outstanding balance on the Term Loan was $255.5 million, of which $22.6 million was due within twelve months. The Term Loan also carried an interest rate of 3.50% during the quarter ended December 31, 2020.

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

    As of June 30, 2021 and December 31, 2020, the total of these working capital facilities was $9.7 million and $16.6 million, respectively, and is included in current liabilities in the Company's Condensed Consolidated Balance Sheets.

Note 5: Commitments and Contingencies
Contingencies — On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil, for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action").
On May 14, 2021, Javier Calvo, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Southern District of New York on behalf of Ebix captioned Calvo v. Raina, et. al., Case No. 21-cv-4380-JMF (the "Calvo Action"), against individual defendants Robin Raina, Steven M Hamil, Hans U. Benz, Rolf Herter, Neil D. Eckert, Pavan Bhalla, Hans Ueli Keller, and George W. Hebard, and nominal defendant Ebix asserting claims related to the

RSM resignation. The complaint asserts claims of breach of fiduciary duty against all of the individual defendants, and also asserts claims under Sections 10(b) and 21D of the Securities Exchange Act of 1934 for contribution against Robin Raina and Steven M Hamil. On July 7, 2021, the court granted a stipulation and order staying the Calvo Action pending the resolution of any motion(s) to dismiss the Class Action.
On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. On July 23, 2021, the court granted a stipulation and order consolidating the Calvo and Votto Actions. The July 7, 2021 order staying the Calvo Action pending the resolution of any motion(s) to dismiss the Class Action remains in effect for the consolidated Calvo and Votto Actions.
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

Note 6: Income Taxes
    The Company recorded a net income tax expense of $627 thousand (4.03%) and $1.8 million (4.80%) during the three and six months ended June 30, 2021, respectively, which included tax expense of $358 thousand and $696 thousand from certain discrete items related to stock compensation and uncertain tax positions during the three and six months ended June 30, 2021, respectively. The income tax expense, exclusive of discrete items, was $269 thousand (1.73%) and $1.1 million (2.98%) for the three and six months ended June 30, 2021, respectively. The Company expects its full year effective tax rate to be in the range of 2.5% to 3.5%.
     As of June 30, 2021 and December 31, 2020 a liability of $8.9 million and $8.3 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheets. The Company increased this liability reserve by $227 thousand and $561 thousand, respectively, during the three and six months ended June 30, 2021 and by $137 thousand and $206 thousand, respectively, during the three and six months ended June 30, 2020. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

    The following enterprise-wide information relates to the Company's geographic locations, with almost all geographies being impacted in varying degrees by the COVID-19 pandemic:

	Six Months Ended	As of	Six Months Ended	As of
	June 30, 2021	June 30, 2021	June 30, 2020	December 31, 2020
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$420,153	$706,516	$126,550	$698,936
United States	75,788	378,486	83,626	381,782
Australia	18,372	3,152	15,585	3,581
Latin America	6,193	14,219	7,814	13,723
Europe	8,168	24,450	6,530	22,900
Indonesia*	864	117	2,321	139
Singapore*	2,194	19,241	2,048	19,336
Philippines*	827	667	1,529	661
Canada	2,745	6,026	2,233	6,930
New Zealand	1,043	436	818	513
United Arab Emirates*	28	54,499	134	54,789
Mauritius*	—	4,663	—	4,665
	$536,375	$1,212,472	$249,188	$1,207,955

*Primarily India led businesses for which total revenue was $189.9 million and $422.5 million for the three and six months ended June 30, 2021, respectively, and $53.2 million and $131.1 million for the three and six months ended June 30, 2020, respectively.

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three and six months ended June 30, 2021 the Ebix Vayam Limited JV recognized $173 thousand and $370 thousand of revenue, respectively, from Vayam. During the three and six months ended June 30, 2020 the Ebix Vayam Limited JV recognized $152 thousand and $397 thousand of revenue, respectively, from Vayam. As of June 30, 2021, the Ebix Vayam Limited JV had $14.9 million of accounts receivable with Vayam. $22.5 million is recorded as a receivable from BSNL, a public-sector entity in Indian, against which an estimated allowance for doubtful accounts of $7.6 million has been made as of June 30, 2021 ($11.7 million as of December 31, 2020).

    Effective September 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of the EbixHealth JV, and during the three and six months ended June 30, 2021 the EbixHealth JV recognized $378 thousand and $796 thousand, respectively, of revenue from IHC. During the three and six months ended June 30, 2020 the EbixHealth JV recognized $487 thousand and $1.0 million, respectively, of revenue from IHC. As of June 30, 2021 and December 31, 2020, the EbixHealth JV had $185 thousand and $63 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and six months ended June 30, 2021 the Company recognized $20 thousand and $43 thousand of revenue from IHC, respectively. During the three and six months ended June 30, 2020 the Company recognized $42 thousand and $71 thousand of revenue from IHC. As of June 30, 2021 and December 31, 2020, Ebix had $22 thousand and $2 thousand of accounts receivable with IHC. The EbixHealth JV has a $1.8 million note due to IHC. Additionally, based on the final purchase price allocation valuation report for the EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, an indefinite-lived customer relationship. For the year ended December 31, 2020, as a result of the annual impairment analysis performed, the Company concluded that the IHC customer relationship indefinite-lived intangible asset had been impaired. The Company recorded a $6.2 million impairment charge during the fourth quarter of 2020. In addition, the Company has concluded that the IHC customer relationship intangible is no longer considered indefinite-lived and will be amortized over the estimated remaining life of 10 years.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the six months ended June 30, 2021 and the year ended December 31, 2020 are reflected in the following table.

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Beginning Balance	$949,037	$952,404
Additions	—	11,241
Purchase accounting adjustments	1,687	725
Foreign currency translation adjustments	(8,662)	(15,333)
Ending Balance	$942,062	$949,037

    The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$102,009	$96,616
Developed technology	20,300	19,867
Dealer network	6,544	6,653
Airport contracts	4,446	4,523
Trademarks	2,705	2,700
Store networks	2,398	2,440
Brand	881	896
Non-compete agreements	724	759
Database	212	212
Backlog	140	140
Total intangibles	140,359	134,806
Accumulated amortization	(89,049)	(83,926)
Finite-lived intangibles, net	$51,310	$50,880

Indefinite-lived intangibles:
Customer/territorial relationships	$16,647	$21,647

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

The Company recorded a $6.2 million impairment charge in the fourth quarter of 2020 related to the IHC customer relationship indefinite-lived intangible asset associated with the Company's EbixHealth JV. In addition, the Company concluded that the remaining IHC customer relationship intangible was no longer indefinite-lived. The Company amortizes this intangible over the remaining estimated useful life of ten years.
Amortization expense recognized in connection with acquired intangible assets was $2.8 million and $5.2 million for the three and six month periods ended June 30, 2021, respectively, and $2.2 million and $4.7 million for the three and six month periods ended June 30, 2020, respectively.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings, development of the Property and Casualty ("P&C")underwriting insurance data exchange platform servicing the London markets, development of EbixCash’s single sign on agent and customer portal, including mobile application, and content development work related to the E-Learning business of EbixCash. During the three and six months ended June 30, 2021, the Company capitalized $1.4 million and $3.1 million, respectively, and during the three and six months ended June 30, 2020, the Company capitalized $1.2 million and $3.3 million, respectively, of such development costs. At June 30, 2021 and December 31, 2020, a total of $20.7 million and $19.4 million of remaining unamortized development costs are reported on the Company’s Condensed Consolidated Balance Sheets, respectively.

    During the three and six months ended June 30, 2021, the Company recognized $834 thousand and $1.6 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in cost of services provided in the Company’s Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2020, related amortization expense was $837 thousand and $1.7 million, respectively. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education product costs are immediately expensed. The capitalized software development costs for the P&C underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products mentioned above shall be amortized over a period of five years once the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

    Other current assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Prepaid expenses	$68,402	$57,017
Sales taxes receivable from customers	4,734	4,588
Other third party receivables	4,333	3,530
Credit card merchant account balance receivable	862	848
Short term portion of capitalized costs to obtain and fulfill contracts	554	646
Accrued interest receivable	74	355
Other	2,427	4,677
Total	$81,386	$71,661

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2028, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At June 30, 2021, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2021 (Remaining six months)	$1,944	$115	$2,059
2022	3,591	199	3,790
2023	3,205	139	3,344
2024	1,858	114	1,972
2025	1,236	4	1,240
Thereafter	1,566	—	1,566
Total	13,400	571	13,971
Less: present value discount*	(1,361)	(47)	(1,408)
Present value of lease liabilities	12,039	524	12,563

Less: current portion of lease liabilities	(3,249)	(200)	(3,449)
Total long-term lease liabilities	$8,790	$324	$9,114

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $12.0 million and $12.9 million as of June 30, 2021, and December 31, 2020, respectively. The lease cost is recognized in our Condensed Consolidated Statement of Income in the category of General and Administrative and is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating Lease Cost	$1,325	$1,770	$2,764	$3,849
Finance Lease Cost:
Amortization of Lease Assets	59	43	98	87
Interest on Lease Liabilities	12	10	19	21
Finance Lease Cost	71	53	117	108
Sublease Income	(187)	(113)	(225)	(225)
Total Net Lease Cost	$1,209	$1,710	$2,656	$3,732

    Other information about lease amounts recognized in our Condensed Consolidated Statement of Income is summarized as follows:

June 30, 2021
Weighted Average Lease Term - Operating Leases	4.4 years
Weighted Average Lease Term - Finance Leases	3.0 years
Weighted Average Discount Rate - Operating Leases	7.2%
Weighted Average Discount Rate - Finance Leases	6.7%

    At June 30, 2021, our lease liability of $12.6 million does not include certain arrangements, which are primarily airport leases, that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $44.3 million as follows:

Year	Commitments
(in thousands)
2021 (Remaining six months)	$9,351
2022	17,751
2023	17,244
Thereafter	—
Total	$44,346
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the six months ended June 30, 2021 and 2020 was $5.4 million and $8.4 million, respectively. During the second quarter of 2021, each of these airport leases remains subject to force majeure provisions resulting from COVID-19 and the cessation of the Company's airport operations. These monthly rent payments have been temporarily waived until the Company restarts airport operations. It remains uncertain when and under what conditions each payment abatement will end.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at June 30, 2021.

Note 14: Other Current Liabilities

    Other current liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$28,525	$25,043
Acquisition obligations (upfront purchase and contingent consideration)	2,343	2,443
Total	$30,868	$27,486

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
•Our future liquidity needs discussed under “Liquidity and Financial Condition” regarding our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs (refer to Note 4 of the Notes to these Condensed Consolidated Financial Statements, "Debt");
•Uncertainties pertaining to the actual ultimate cost of our legal contingencies (refer to Note 5 of the Notes to these Condensed Consolidated Financial Statements, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"); and,
•The MD&A and the analysis of the six-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
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

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many ASEAN countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, the Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 85.9% and 66.4% of the Company’s total revenue for the six months ended June 30, 2021 and 2020, respectively.

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
Offices and Geographic Information

    The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia, where we own a commercial office building and campus facility. In addition, the Company and its subsidiaries lease office space primarily for sales and operations support in Salt Lake City, Utah, Pittsburgh, Pennsylvania, Pasadena, California, Birmingham, Alabama, and Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, Indonesia, the Philippines and the United Kingdom for support, operations and sales offices. The Company also leases approximately 115 facilities across India, while owning six facilities in India.

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
    We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. Along with measures mentioned above to protect the health and safety of our employees, we took steps to strengthen our financial position to mitigate the adverse impact that COVID-19 has had or may have on our business and operations, including amending our credit facility, reducing salaries for certain employees, furloughing employees in the most negatively impacted business areas, eliminating certain employee positions, and eliminating, reducing, or deferring non-essential expenditures. As of June 30, 2021 most employees' compensation levels are at pre-Covid-19 levels. We have also taken steps to preserve cash balances, including a temporary cessation to our share repurchase program.
    Our reported results for the six-month period ended June 30, 2021 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020 for a complete description of the material risks that the Company currently faces.
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
    Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
EbixCash Exchanges	$189,947	$53,240	422,499	131,095
Insurance Exchanges	41,916	42,959	85,151	86,960
Risk Compliance Solutions	14,459	15,113	28,725	31,133
Totals	$246,322	$111,312	$536,375	$249,188

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Subscription	16%	39%	15%	35%
Transaction-Based	78%	44%	80%	48%
Professional Services/Consulting/Other	6%	17%	5%	17%

Results of Operations — Three Months Ended June 30, 2021 and 2020
Operating Revenue

    During the three months ended June 30, 2021, our total operating revenues increased $135.0 million, or 121%, to $246.3 million as compared to $111.3 million during the second quarter of 2020. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. Countries across the world are re-opening economies, but are doing so in a phased approach that differs in each country and, in many cases, within individual countries. While our travel, foreign exchange remittance businesses continue to be materially negatively impacted by COVID-19, total revenues increased year-over-year during the second fiscal quarter of 2021 due primarily to strong demand for the Company's payment solutions offerings in India (primarily prepaid gift cards), which increased by more than $128 million year-over-year, or greater than 375%. Reported revenues were positively impacted by the strengthening of foreign exchange rates in all of our operating geographies during the second quarter ended June 30, 2021. The largest positive impact due to stronger currencies was in the Indian rupee and Australian dollar. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, increased reported revenues by approximately $6.3 million for the three months ended June 30, 2021. International revenue accounted for 84.7% and 62.5% of the Company’s total revenue for the three months ended June 30, 2021 and 2020, respectively.
Cost of Services Provided
    Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $129.1 million, or 263%, to $178.2 million in the second quarter of 2021 as compared to $49.1 million in the second quarter of 2020. For the three months ended June 30, 2021, cost of services as a percentage of total revenues increased to 72.3% of total revenues as compared to 44.1% for the three months ended June 30, 2020. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the increase of prepaid gift cards sold within the EbixCash India operations. Prepaid gift card revenues have increased at a materially higher rate versus other Ebix products and services since the COVID-19 pandemic began in March 2020.  Payment solutions revenues increased by greater than 375% year-over-year in the second quarter ended June 30, 2021 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $1.8 million, or 22%, to $10.1 million during the second quarter of 2021 as compared to $8.3 million during the second quarter of 2020. Product development costs in the second quarter remain below the four-quarter Company average prior to the advent of Covid-19 (Q2 2019 through Q1 2020) of approximately $10.9 million.
Sales and Marketing Expenses
    Sales and marketing expenses of $3.4 million in the second quarter of 2021 were slightly lower compared to $3.5 million in the second quarter of 2020. Personnel-related costs declined (10.3)% year-over-year, but the reduction was offset, in part, by increased marketing/advertising expenditures (6.0% increase year-over-year).
General and Administrative Expenses
    General and administrative expenses increased $7.9 million, or 51%, to $23.3 million in the second quarter of 2021 as compared to $15.5 million in the second quarter of 2020. The year-over-year increase is primarily due to increased personnel costs, including travel expenses, of approximately $4.5 million, increased rent expense of approximately $0.7 million, primarily from year-over-year rent increases in our foreign exchange offices at Indian airports (2020 closures for much of the second quarter due to Covid-19 pandemic), offset in part by a reduction in bad debt expense of approximately $1.3 million as a result of a reduction in the Company's allowance for doubtful accounts associated with our Ebix Vayam joint venture and, in particular, related to a public sector entity in India, BSNL (see Note 8 - Investment in Joint Ventures). Additionally, general and administrative expenses in the second quarter of 2020 were reduced due to a $3.3 million decrease in the Company's acquisition earn-out accrual related to two prior acquisitions, which reduced second quarter 2020 general and administrative expenses. Acquisition earn-out contingent liabilities are re-measured quarterly based on the assessed fair values and changes in anticipated future revenue levels, with any changes reflected as reductions or increases to general and administrative expenses as reported in the Company's Condensed Consolidated Statements of Income.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $876 thousand, or 28%, to $4.0 million in the second quarter of 2021 as compared to $3.1 million in the second quarter of 2020, primarily due to the impact of the reclassification of indefinite-lived intangibles to amortizing intangibles during the second half of 2020, as well as the impact of intangible amortization from acquisitions made in 2020 that are not reflected in Q2 2020 results.
Interest Income
    Interest income decreased $12 thousand, or 41%, to $17 thousand in the second quarter of 2021 as compared to $29 thousand in the second quarter of 2020.
Interest Expense
    Interest expense of $10.5 million in the second quarter of 2021 increased 46% as compared to $7.1 million in the second quarter of 2020. While the average outstanding balance under the Company's corporate credit facilities decreased year-over-year by approximately $42 million, the Company's interest rate increased by approximately 1.8% year-over-year. Additionally, interest expense incurred related to the Company's EbixCash business increased in the second quarter of 2021 versus the second quarter of 2020 when countrywide lockdowns were in place in India.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the three months ended June 30, 2021 in the amount of $9 thousand which consisted of net losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $627 thousand (4.03%) during the three months ended June 30, 2021, which included tax expense of $358 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $269 thousand (1.73%) during the three months ended June 30, 2021. The Company expects its full year effective tax rate to be in the range of 2.5% to 3.5%
Results of Operations — Six Months Ended June 30, 2021 and 2020
Operating Revenue

    During the six months ended June 30, 2021, our total operating revenues increased $287.2 million, or 115%, to $536.4 million as compared to $249.2 million for the same period in 2020. Total revenues increased year-over-year during the six months ended June 30, 2021 due primarily to increases in revenues from the Company's payment solutions offerings in India (primarily prepaid gift cards), which increased by more than $309 million year-over-year, or greater than 540%. Reported revenues were positively impacted by the strengthening of foreign exchange rates in all of our operating geographies except Brazil during the six months ended June 30, 2021. The largest positive impact due to stronger currencies was in the Australian dollar and Indian rupee. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, increased reported revenues by approximately $5.7 million for the six months ended June 30, 2021. International revenue accounted for 85.9% and 66.4% of the Company’s total revenue for the three months ended June 30, 2021 and 2020, respectively.
Cost of Services Provided
    Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $292.0 million, or 274%, to $398.6 million for the six months ended June 30, 2021 as compared to $106.6 million for the same period in 2020. For the six months ended June 30, 2021, cost of services as a percentage of total revenues increased to 74.3% of total revenues as compared to 42.8% for the six months ended June 30, 2020. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the increase of prepaid gift cards sold within the EbixCash India operations. Prepaid gift card revenues have increased at a materially higher rate versus other Ebix products and services since the COVID-19 pandemic began in March

2020.  Payment solutions revenues increased by greater than 540% year-over-year in the six months ended June 30, 2021 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    Product development expenses increased $1.9 million, or 10.9%, to $19.7 million during the six months ended June 30, 2021 as compared to $17.8 million during the same period in 2020. The year-to-date 2020 product development expenses were depressed versus historical averages due to the impact of Covid-19 on the Company's development projects.

Sales and Marketing Expenses
    Sales and marketing expenses of $7.2 million during the six months ended June 30, 2021 were flat compared to $7.3 million during the same period in 2020.
General and Administrative Expenses
    General and administrative expenses for the six months ended June 30, 2021 of $44.7 million were flat compared to the comparable prior year period. For the six months ended June 30, 2021 increased personnel costs, including travel expenses, of approximately $1.9 million, were more than offset by decreased rent expense of $3.0 million and a reduction of bad debt expense of approximately $2.8 million. Additionally, general and administrative expenses for the six months ended June 30, 2020 were reduced by $3.3 million due to a decrease in the Company's acquisition earn-out accrual related to two prior acquisitions. Acquisition earn-out contingent liabilities are re-measured quarterly based on the assessed fair values and changes in anticipated future revenue levels, with any changes reflected as reductions or increases to general and administrative expenses as reported in the Company's Condensed Consolidated Statements of Income.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $1.0 million, or 15%, to $7.8 million for the six months ended June 30, 2021 as compared to $6.8 million for the same period in 2020, primarily due to the impact of the reclassification of indefinite-lived intangibles to amortizing intangibles during the second half of 2020, as well as the impact of intangible amortization from acquisitions made in 2020 that are not reflected in the year-to-date 2020 results.
Interest Income
    Interest income decreased $58 thousand, or 70%, to $25 thousand for the six months ended June 30, 2021 as compared to $83 thousand in the second quarter of 2020.
Interest Expense
    Interest expense of $18.5 million for the six months ended June 30, 2021 increased by 13.2% year-over-year as compared to $16.4 million for the same period in 2020. The Company's average debt outstanding under its corporate credit facilities decreased by over $30 million for the six months ended June 30, 2021 as compared to the same period in the prior year, but the average interest rate in the year-to-date period in 2021 increased by approximately 60 basis points. Secondarily, increased interest expense was incurred related to the Company's EbixCash business in the second quarter of 2021 versus the second quarter of 2020 when countrywide lockdowns were in place in India.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange loss for the six months ended June 30, 2021 in the amount of $616 thousand, which consisted of net losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $1.8 million (4.80%) during the six months ended June 30, 2021, which included tax expense of $696 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $1.1 million (2.98%) during the six months ended June 30, 2021. The Company expects its full year effective tax rate to be in the range of 2.5% to 3.5%
Liquidity and Capital Resources

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

Our cash and cash equivalents were $85.1 million and $105.0 million at June 30, 2021 and December 31, 2020, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 2, 2021 are presented in the table below:

Country/Region	Cash, Restricted Cash and ST investments
(In thousands)
India	$54,749
United States	20,007
Australia	12,969
Philippines	7,440
Europe	2,339
Singapore	3,055
Canada	3,041
Latin America	2,186
New Zealand	1,199
United Arab Emirates	1,319
Indonesia	854
Mauritius	3
Total	$109,161

    Our current ratio increased to 1.96 at June 30, 2021 from 1.89 at December 31, 2020 and our working capital position decreased to $170.3 million at June 30, 2021 from $170.5 million at December 31, 2020.

Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.

    During the six months ending June 30, 2021, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2020, the Company completed two business acquisitions, as follows:
Effective May 4, 2020, Ebix acquired from bankruptcy India-based Trimax IT Infrastructure & Services Ltd ("Trimax"), which provides IT and integration services to state-owned transport corporations, operates data centers, and is an IT infrastructure solution provider, for approximately $9.9 million of upfront consideration. Additionally, Ebix issued preferred shares in Trimax to the selling shareholders that can be sold five years from the closing of the acquisition based on an independent valuation performed by a Big 4 valuation firm. The maximum value of the preferred shares upon sales is approximately $9.9 million. The valuation and purchase price allocation was finalized during the second quarter of 2021.
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
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2021, the total of these contingent liabilities was $2.6 million, while at December 31, 2020, the total of these contingent consideration liabilities was $0.

Operating Activities
    Net cash provided by our operating activities was $21.7 million for the six months ended June 30, 2021. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $37.3 million, $7.8 million of depreciation and amortization, $2.7 million of non-cash share-based compensation, $2.5 million of right-of-use assets amortization, $1.6 million of amortization of capitalized software development costs and $(28.3) million of working capital requirements, primarily due to decreased accounts payable and accrued expenses, an increase in other assets during the year-to-date period, and an increase in receivables from service providers. During the six months ended June 30, 2021, the Company made $12.1 million of tax payments.

    Net cash provided by our operating activities was $58.4 million for the six months ended June 30, 2020. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $48.2 million, $6.8 million of depreciation and amortization, $2.3 million of non-cash share-based compensation, $3.3 million of right-of-use assets amortization, $1.7 million of amortization of capitalized software development costs and $3.0 million of working capital requirements primarily due to decreased accounts receivable, receivables from service providers, payables to service agents and accounts payable and accrued expenses. Offsetting these amounts were a reduction of contingent acquisition earn out accruals of $3.3 million, a reduction in lease liabilities of $3.0 million, and $489 thousand of net losses attributable to noncontrolling interest. During the six months ended June 30, 2020, the Company made $2.1 million of tax payments.

Investing Activities

    Net cash used for investing activities during the six months ended June 30, 2021 was $6.4 million thousand, and consisted primarily of $3.1 million for software development costs that were capitalized, $1.7 million for capital expenditures and decreases in marketable securities of $11.3 million (specifically bank certificates of deposit).

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

Financing Activities
    During the six months ended June 30, 2021, net cash used by financing activities was $43.1 million, which consisted primarily of a $6.9 million reduction in EbixCash working capital facilities in India, $31.3 million used to make scheduled payments on the existing term loan and $4.6 million of quarterly dividends to our common stockholders.

    During the six months ended June 30, 2020, net cash used by financing activities was $33.9 million, which consisted primarily of a $19.8 million reduction in EbixCash working capital facilities in India, $9.4 million used to make scheduled payments on the existing term loan and $4.6 million of quarterly dividends to our common stockholders. Partially offsetting these financing cash outflows was $1.4 million of cash proceeds from draws on the Company's revolving line of credit.

Credit Facility

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at June 30, 2021 had a balance of $224.2 million. The Credit Facility matures in February 2023.

On April 9, 2021, The Company entered into Amendment No. 12 to its Credit Facility. Amendment No. 12 provided for, among other things, a waiver of any potential event of default arising under the Credit Facility from the failure to timely deliver the Company's audited financial consolidated financial statements and related compliance certificate for the year ended December 31, 2020, provided that there is no good faith determination by the requisite lenders under the Credit Facility of a "Material Circumstance" (as defined and further described in Amendment No. 12), which determination (if any) may only be made within a specified period described in Amendment No. 12 and is subject to certain cure rights of the Company. Amendment No. 12 also modified the applicable margin that applies from the date of the amendment forward, modified certain mandatory prepayment provisions, as well as certain other covenants related to restricted payments, investments and certain reporting requirements.

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

At June 30, 2021, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 5.50% at June 30, 2021, an increase from 3.50% at the closing of Amendment No. 12 to the Credit Facility. The balance on the Revolver is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2021, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and $439.4 million, respectively. At December 31, 2020, the outstanding balance on the revolving line of credit with Regions was $439.4 million and the facility carried an interest rate of 3.50%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2020, the average and maximum outstanding balances on the revolving line of credit were $438.9 million and $439.4 million, respectively.

    At June 30, 2021, the outstanding balance on the Term Loan was $224.2 million, of which $24.5 million is due within the next twelve months. $31.3 million of principal payments were made during the six months ended June 30, 2021, of which $11.3 million were scheduled amortization payments. This term loan also carried an interest rate of 5.50% at June 30, 2021, subject to the same above mentioned increase in interest rate as the Revolver. The current and long-term portions of the Term Loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $24.5 million and $199.7 million, respectively at June 30, 2021. At December 31, 2020, the outstanding balance on the Term Loan was $255.5 million, of which $22.6 million was due within twelve months. The Term Loan also carried an interest rate of 3.50% during the quarter ended December 31, 2020.
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

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift card and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at June 30, 2021 are recorded as deferred revenues in the financial results.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The  Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2021 and 2020, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(12.5) million and $(54.1) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $5.2 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2021, the Company had $663.6 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $224.2 million term loan, and a $439.4 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based LIBOR related interest rate, and stood at 5.50% at June 30, 2021. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 percent increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $0.5 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the six months ended June 30, 2021 were approximately $131.3 million and its existing cash balances as of June 30, 2021 were $85.1 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 percent decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.1 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.
    There were no other material changes to our market risk exposure during the six months ended June 30, 2021 and 2020. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2020 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2021. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil, for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action").
On May 14, 2021, Javier Calvo, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Southern District of New York on behalf of Ebix captioned Calvo v. Raina, et. al., Case No. 21-cv-4380-JMF (the "Calvo Action"), against individual defendants Robin Raina, Steven M Hamil, Hans U. Benz, Rolf Herter, Neil D. Eckert, Pavan Bhalla, Hans Ueli Keller, and George W. Hebard, and nominal defendant Ebix asserting claims related to the RSM resignation. The complaint asserts claims of breach of fiduciary duty against all of the individual defendants, and also asserts claims under Sections 10(b) and 21D of the Securities Exchange Act of 1934 for contribution against Robin Raina and Steven M Hamil. On July 7, 2021, the court granted a stipulation and order staying the Calvo Action pending the resolution of any motion(s) to dismiss the Class Action.
On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. On July 23, 2021, the court granted a stipulation and order consolidating the Calvo and Votto Actions. The July 7, 2021 order staying the Calvo Action pending the resolution of any motion(s) to dismiss the Class Action remains in effect for the consolidated Calvo and Votto Actions.
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

    There were no share repurchases during the fiscal first quarter ended June 30, 2021, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million.

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

Ebix, Inc.
Date:	August 9, 2021	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2021	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)