Form 10-Q
period 2021-09-30
EBIX INC
filed 2021-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2021 the number of shares of common stock outstanding was 30,943,439.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenue	$191,736	$154,305	$728,111	$403,493

Operating expenses:
Cost of services provided	120,799	85,976	519,360	192,526
Product development	10,151	8,775	29,838	26,530
Sales and marketing	3,417	3,375	10,636	10,637
General and administrative, net	25,399	20,888	70,071	65,596
Amortization and depreciation	3,834	3,392	11,619	10,142
Total operating expenses	163,600	122,406	641,524	305,431

Operating income	28,136	31,899	86,587	98,062
Interest income	24	29	49	112
Interest expense	(10,985)	(7,495)	(29,526)	(23,879)
Non-operating (loss) income	(1,262)	(4)	(2,516)	95
Foreign currency exchange (loss) gain	(160)	(597)	(776)	112
Income before income taxes	15,753	23,832	53,818	74,502
Income tax (expense) benefit	(730)	152	(2,559)	(2,809)
Net income including noncontrolling interest	15,023	23,984	51,259	71,693
Net loss attributable to noncontrolling interest	(428)	(698)	(1,504)	(1,187)
Net income attributable to Ebix, Inc.	$15,451	$24,682	$52,763	$72,880

Basic earnings per common share attributable to Ebix, Inc.	$0.50	$0.81	$1.72	$2.39

Diluted earnings per common share attributable to Ebix, Inc.	$0.50	$0.80	$1.72	$2.37

Basic weighted average shares outstanding	30,646	30,525	30,595	30,502

Diluted weighted average shares outstanding	30,701	30,853	30,650	30,748

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income including noncontrolling interest	$15,023	$23,984	$51,259	$71,693
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,087)	18,174	(16,580)	(35,897)
Total other comprehensive income (loss)	(4,087)	18,174	(16,580)	(35,897)
Comprehensive income	10,936	42,158	34,679	35,796
Comprehensive loss attributable to noncontrolling interest	(428)	(698)	(1,504)	(1,187)
Comprehensive income attributable to Ebix, Inc.	$11,364	$42,856	$36,183	$36,983

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$87,671	$105,035
Receivables from service providers	16,082	4,711
Short-term investments	13,342	25,019
Restricted cash	8,817	8,519
Fiduciary funds - restricted	1,507	4,106
Trade accounts receivable, less allowances of $19,489 and $22,691, respectively	146,623	142,847
Other current assets	81,429	71,661
Total current assets	355,471	361,898

Property and equipment, net	54,076	52,521
Right-of-use assets	10,984	12,372
Goodwill	940,600	949,037
Intangibles, net	49,312	50,880
Indefinite-lived intangibles	16,647	21,647
Capitalized software development costs, net	21,272	19,389
Deferred tax asset, net	66,508	63,402
Other assets	34,962	38,707
Total assets	$1,549,832	$1,569,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,265	$64,764
Payables to service agents	7,921	5,281
Accrued payroll and related benefits	8,607	11,792
Working capital facility	7,991	16,643
Fiduciary funds - restricted	1,507	4,106
Short-term debt	674	894
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $1,635 and $920, respectively	26,701	23,621
Contract liabilities	32,261	32,898
Lease liability	3,172	3,905
Other current liabilities	28,909	27,486
Total current liabilities	180,008	191,390

Revolving line of credit	439,402	439,402
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $671 and $1,062, respectively	191,788	232,140
Contingent liability for accrued earn-out acquisition consideration	2,563	—
Contract liabilities	8,141	8,033
Lease liability	8,011	8,540
Deferred tax liability, net	1,358	1,235
Other liabilities	26,857	29,009
Total liabilities	858,128	909,749

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,684,387 issued and outstanding, at September 30, 2021, and 30,515,334 issued and outstanding at December 31, 2020	3,068	3,052
Additional paid-in capital	14,994	11,126
Retained earnings	746,104	700,304
Accumulated other comprehensive loss	(118,083)	(101,503)
Total Ebix, Inc. stockholders’ equity	646,083	612,979
Noncontrolling interest	45,621	47,125
Total stockholders’ equity	691,704	660,104
Total liabilities and stockholders’ equity	$1,549,832	$1,569,853

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2021	30,582,560	$3,058	$13,718	$732,974	$(113,996)	$46,049	$681,803
Net income attributable to Ebix, Inc.	—	—	—	15,451	—	—	15,451
Net loss attributable to noncontrolling interest	—	—	—	—	—	(428)	(428)
Cumulative translation adjustment	—	—	—	—	(4,087)	—	(4,087)
Vesting of restricted stock	102,800	10	(10)	—	—	—	—
Share based compensation	—	—	1,317	—	—	—	1,317
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(973)	—	(31)	—	—	—	(31)
Common stock dividends paid, $0.075 per share	—	—	—	(2,321)	—	—	(2,321)
Balance, September 30, 2021	30,684,387	$3,068	$14,994	$746,104	$(118,083)	$45,621	$691,704

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2021	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104
Net income attributable to Ebix, Inc.	—	—	—	52,763	—	—	52,763
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,504)	(1,504)
Cumulative translation adjustment	—	—	—	—	(16,580)	—	(16,580)
Vesting of restricted stock	174,012	17	(17)	—	—	—	—
Share based compensation	—	—	4,034	—	—	—	4,034
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(4,959)	(1)	(149)	—	—	—	(150)
Common stock dividends paid, $0.225 per share	—	—	—	(6,963)	—	—	(6,963)
Balance, September 30, 2021	30,684,387	$3,068	$14,994	$746,104	$(118,083)	$45,621	$691,704

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

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$52,763	$72,880
Net loss attributable to noncontrolling interest	(1,504)	(1,187)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	11,619	10,142
(Benefit) provision for deferred taxes	(3,698)	987
Share based compensation	4,034	3,457
(Provision) benefit for doubtful accounts	(2,742)	424
Amortization of right-of-use assets	3,462	4,644
Amortization of capitalized software development costs	2,487	2,493
Reduction of acquisition accruals	—	(3,308)
Cash paid for acquisition earn-out	—	(2,881)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,078)	13,999
Receivables from service providers	(11,371)	5,849
Payables to service agents	2,640	(3,972)
Other assets	(6,658)	(7,988)
Accounts payable and accrued expenses	(1,711)	(10,620)
Accrued payroll and related benefits	(2,929)	3,316
Contract liabilities	(316)	(1,591)
Lease liabilities	(3,179)	(4,317)
Reserve for potential uncertain income tax return positions	789	—
Other liabilities	(782)	(10,563)
Net cash provided by operating activities	39,826	71,764

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(12,480)
Capitalized software development costs	(4,552)	(4,617)
Maturities (purchases) of unrestricted marketable securities, net	11,856	(20,609)
Capital expenditures	(5,325)	(1,464)
Net cash provided by (used in) investing activities	1,979	(39,170)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	—	1,364
Principal payments of term loan obligation	(36,945)	(15,063)
Proceeds from the exercise of stock options	—	636
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(150)	(1,841)
Dividend payments	(6,963)	(6,923)
(Payments) proceeds of debt obligations	(205)	7,187
Payments of working capital facility, net	(8,581)	(19,945)
Payments of financing lease obligations	(102)	(158)
Net cash used in financing activities	(52,946)	(34,743)
Effect of foreign exchange rates on cash	(5,222)	(7,222)
Net change in cash and cash equivalents, and restricted cash	(16,363)	(9,371)
Cash and cash equivalents, and restricted cash at the beginning of the period	120,213	111,369
Cash and cash equivalents, and restricted cash at the end of the period	$103,850	$101,998
Supplemental disclosures of cash flow information:
Interest paid	$24,118	$22,237
Income taxes paid	$14,430	$8,019
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

         During the nine months ended September 30, 2021, there were 4,959 shares, totaling $150 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
         During the nine months ended September 30, 2020, there were 55,526 shares, totaling $1.8 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business — Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”) is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, payment remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, the Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 84.3% and 69.3% of the Company’s total revenue for the nine months ended September 30, 2021 and 2020, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2021. The condensed consolidated December 31, 2020 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and contract liabilities, accounts receivable, acquired intangible assets, annual impairment reviews of goodwill and indefinite-lived intangible assets, investments, contingent earn out liabilities in connection with business acquisitions, and the provision for income taxes. Actual results may be different from those estimates.
    Reclassification — Certain prior year amounts have been reclassified to be consistent with current year presentation within our financial statements.
Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost, which approximates fair value. The Company does maintain cash balances in banking institutions in excess of federally insured amounts and therefore is exposed to the related potential credit risk associated with such cash deposits.
Short-Term Investments — The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $13.3 million and $25.0 million at September 30, 2021 and December 31, 2020, respectively.
Restricted Cash — The carrying value of our restricted cash in current assets was $8.8 million and $8.5 million at September 30, 2021 and December 31, 2020, respectively. The September 30, 2021 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our India operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated statement of financial position to the amounts shown in the Condensed Consolidated Statements of Cash Flows:

	As of
	September 30,
	2021	2020
	(In thousands)
Cash and cash equivalents	$87,671	$88,023
Restricted cash	8,817	7,902
Restricted cash included in other long-term assets	7,362	6,073
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$103,850	$101,998

Fiduciary Funds - Restricted — Due to the EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $1.5 million and $4.1 million at September 30, 2021 and December 31, 2020, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising — Advertising costs amounted to $1.5 million and $4.4 million for the three and nine month periods ended September 30, 2021, respectively, and $0.8 million and $3.4 million for the three and nine month periods ended September 30, 2020, respectively. The costs are included in sales and marketing expenses in the accompanying Condensed Consolidated Statements of Income. The Company expenses advertising costs as incurred.
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

    As of September 30, 2021, the Company had the following financial instruments to which it had to both consider fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at September 30, 2021 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit, and term loan debt. The Company believes that the estimated fair value of such instruments at September 30, 2021 and December 31, 2020 approximates their carrying value as reported on the Company's Condensed Consolidated Balance Sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($7.4 million is recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	$20,595	$—	$20,595	$—
Mutual funds (recorded in the long term asset section of the Condensed Consolidated Balance Sheets in "Other Assets")	174	174	—	—
Total assets measured at fair value	$20,769	$174	$20,595	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,563	$—	$—	$2,563
Total liabilities measured at fair value	$2,563	$—	$—	$2,563

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2021, there were no transfers between fair value Levels 1, 2, or 3.

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
* During the year ended December 31, 2020, there were no transfers between fair value Levels 1, 2, or 3.
    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2021 and during the year ended December 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	September 30, 2021	December 31, 2020
	(In thousands)

Beginning balance	$—	$10,095

Total remeasurement adjustments:
Gains included in earnings *	—	(3,105)
Remeasurement against goodwill	2,560	—
Foreign currency translation adjustments **	3	(537)

Acquisitions and settlements
Business settlements	—	(6,453)

Ending balance	$2,563	$—

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$(3,105)

* recorded as a reduction to general and administrative expenses
** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at September 30, 2021	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,563	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$—	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
    As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts, as developed by the relevant members of Company's management team and considers the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses. During 2020 and the nine months ended September 30, 2021, certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses, or as a result of finalizing purchase price allocations that were previously preliminary.
    Revenue Recognition and Contract Liabilities — The Company derives its revenues primarily from software subscription and transaction fees, software license fees, financial transaction fees, risk compliance solution services fees, and professional service fees, including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
EbixCash Exchanges ("EbixCash")

    EbixCash revenues are primarily derived from consideration paid by customers for financial transaction services, including services such as transferring or exchanging money. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

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

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift card and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at September 30, 2021 are recorded as deferred revenues in the financial results.

EbixCash Travel Exchanges

    EbixCash Travel revenues are primarily derived from commissions and transaction fees received from various travel providers and international exchanges involved in the sale of travel to the consumer. EbixCash Travel revenue is for a single performance obligation and is recognized at a point in time. Travel revenues include reservation commissions, segment fees from global travel exchange providers, and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our reservation services; ancillary fees, including travel insurance-related revenues and certain reservation booking fees; and credit card processing rebates and customer processing fees. EbixCash Travel services include the sale of hotel rooms, airline tickets, bus tickets and train tickets. EbixCash’s Travel revenue is also derived from ticket sales, wherein the commissions payable to EbixCash Travel, along with any transaction fees paid by travel providers and travel exchanges, are recognized as revenue after completion of the service. The transaction price on such services is agreed upon at the time of the purchase.

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

Consumer Payment Services

    EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether or not the service is offered to all potential consumers, or only to those where EbixCash has a relationship with the biller and 3) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’ payments, thus simplifying the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2021	2020	2021	2020
	(In thousands)
India*	$132,919	$93,403	$553,072	$219,953
United States	38,286	40,124	114,073	123,750
Australia	8,625	8,187	26,997	23,773
Europe	4,087	3,306	12,255	9,836
Latin America	3,021	3,633	9,215	11,447
Canada*	1,371	1,122	4,117	3,355
Singapore*	756	896	2,950	2,944
New Zealand	474	459	1,516	1,277
United Arab Emirates*	1,467	2,568	1,495	2,702
Philippines*	395	213	1,222	1,742
Indonesia*	335	394	1,199	2,714
	$191,736	$154,305	$728,111	$403,493

*Includes India led businesses for which total revenue was $135.3 million and $557.8 million for the three and nine months ended September 30, 2021, respectively, and $96.8 million and $227.9 million for the three and nine months ended September 30, 2020, respectively.

The Company’s revenues are derived from three product/service channels: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions ("RCS").
    Presented in the table below is the breakout of our revenue streams for each of those product/service channels for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
EbixCash Exchanges	135,284	96,772	557,783	227,867
Insurance Exchanges	42,199	42,382	127,350	129,342
Risk Compliance Solutions	14,253	15,151	42,978	46,284
Totals	$191,736	$154,305	$728,111	$403,493

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At September 30, 2021 and December 31, 2020, the Company had $502 thousand and $646 thousand, respectively, of contract costs in “Other current assets” and $952 thousand and $984 thousand, respectively, in “Other assets” on the Company's Condensed Consolidated Balance Sheets.

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,630	$1,897
Costs recognized from the beginning balance	(437)	(743)
Additions, net of costs recognized	261	476
Balance, end of period	$1,454	$1,630

Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $7.7 million and $7.2 million of contract liabilities were included in billed accounts receivable as of September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Balance, beginning of period	$40,930	$37,253
Revenue recognized from beginning balance	(26,400)	(32,783)
Additions, net of revenue recognized and currency translation	25,872	36,460
Balance, end of period	$40,402	$40,930

Accounts Receivable and the Allowance for Doubtful Accounts — As of September 30, 2021, reported accounts receivable of $146.6 million (net of $19.5 million allowance for doubtful accounts receivable) includes $46.6 million of contract assets. As of December 31, 2020, reported accounts receivable of $142.8 million (net of $22.7 million allowance for doubtful accounts receivable) includes $45.2 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt (benefit) provision for doubtful accounts in the amount of 73 thousand and ($2.7) million for the three and nine month period ended September 30, 2021, respectively, and $474 thousand and $424 thousand for the three and nine month period ended September 30, 2020, respectively.

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
Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that we acquire. In accordance with ASC 350, “Goodwill and Other Intangible Assets" and ASU No. 2011-08, “Testing Goodwill for Impairment”, goodwill is tested for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurred or circumstances change that would indicate that fair value of our reporting unit decreased below its carrying value. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, customer retention, and the sale or disposition of a significant portion of the business. The Company applies the accounting guidance concerning goodwill impairment evaluation, whereby the Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of a reporting unit was less than its carrying amount. If after assessing the totality of events and circumstances, we were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform quantitative impairment testing.

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments have occurred nor recognized in 2020 or through September 30, 2021.

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

    Finite-lived Intangible Assets — Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks, non-compete agreements and other intangibles described below obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Airport contracts	9
Backlog	1-1.5
Brand	15
Customer relationships	7–20
Database	10
Dealer networks	15-20
Developed technology	3–12
Non-compete agreements	5
Store networks	5
Trademarks	3–15
    Foreign Currency Translation — The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore, because the intellectual property research and development activities provided by its Dubai and Singapore subsidiaries are in support of the Company's operating divisions across the world, which are primarily transacted in U.S. Dollars.
    During the three months ended September 30, 2021, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $4.1 million.
    During the nine months ended September 30, 2021, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $16.6 million, of which $13.0 million was caused by the 1.6% weakening of the Indian rupee.
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
    Income Taxes — Deferred income taxes are recorded to reflect the estimated future tax effects of differences between the financial statement and tax basis of assets, liabilities, operating losses, and tax credit carry forwards using the tax rates expected to be in effect when the temporary differences reverse. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount management considers more likely than not to be realized. Such valuation allowances are recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
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
    Recent Relevant Accounting Pronouncements — The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

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

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$15,451	$24,682	$52,763	$72,880
Basic weighted average shares outstanding	30,646	30,525	30,595	30,502
Dilutive effect of stock options and restricted stock awards	55	328	55	246
Diluted weighted average shares outstanding	30,701	30,853	30,650	30,748
Basic earnings per common share	$0.50	$0.81	$1.72	$2.39
Diluted earnings per common share	$0.50	$0.80	$1.72	$2.37

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three and nine month periods ended September 30, 2021 were 177,000 and 177,000, respectively, and for the three and nine month periods ended September 30, 2020 were 181,875 and 181,875, respectively.

Note 3: Business Combinations
The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
    During the nine months ending September 30, 2021, the Company completed no business acquisitions.
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

On October 1, 2020 the Company acquired a 70% interest in AssureEdge Global Services ("AssureEdge") for a total purchase price of approximately $5.0 million, including net working capital acquired. AssureEdge is a pan-India based BPO company, with a variety of BPO offerings via six contact centers across the country. It serves a number of industries and clients that have cross-selling value for EbixCash services. The valuation and purchase price allocation was finalized during the third quarter of 2021.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2021, the total of these contingent consideration liabilities was $2.6 million, while at December 31, 2020, the total of these contingent consideration liabilities was $0.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at September 30, 2021 had a balance of $218.5 million. The Credit Facility matures in February 2023.

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

At September 30, 2021, the Company's Condensed Consolidated Balance Sheets include $5.7 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the maturity of the Credit Facility in February 2023. $3.4 million of such deferred financing costs pertain to the Revolver, and $2.3 million pertains to the Term Loan, of which $1.6 million is netted against the current portion of the Term Loan and $671 thousand is netted against the long-term portion of the Term Loan as reported on the Condensed Consolidated Balance Sheets. At December 31, 2020, the Company's Consolidated Balance Sheets included $4.9 million of remaining deferred financing costs in connection with the Credit Facility, with $2.9 million pertaining to the Revolver, and $2.0 million pertaining to the Term Loan, of which $919 thousand was netted against the current portion of the Term Loan and $1 million was netted against the long-term portion of the Term Loan as reported on the Condensed Consolidated Balance Sheets.

    At September 30, 2021, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 5.50% at September 30, 2021, an increase from 3.50% at the closing of Amendment No. 12 to the Credit Facility. The balance on the Revolver is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2021, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and $439.4 million, respectively. At December 31, 2020, the outstanding balance on the revolving line of credit with Regions was $439.4 million and the facility carried an interest rate of 3.50%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2020, the average and maximum outstanding balances on the revolving line of credit were $438.9 million and $439.4 million, respectively.

    At September 30, 2021, the outstanding balance on the Term Loan was $218.5 million, of which $26.4 million is due within the next twelve months. $36.9 million of principal payments were made during the nine months ended September 30, 2021, of which $16.9 million were scheduled amortization payments. This term loan also carried an interest rate of 5.50% at September 30, 2021, subject to the same above mentioned increase in interest rate as the Revolver. The current and long-term portions of the Term Loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $26.4 million and $192.2 million, respectively at September 30, 2021. At December 31, 2020, the outstanding balance on the Term Loan was $255.5 million, of which $22.6 million was due within twelve months. The Term Loan also carried an interest rate of 3.50% during the quarter ended December 31, 2020.

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

    As of September 30, 2021 and December 31, 2020, the total of these working capital facilities was $8.0 million and $16.6 million, respectively, and is included in current liabilities in the Company's Condensed Consolidated Balance Sheets.

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
On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. On July 23, 2021, the court granted a stipulation and order consolidating the Calvo and Votto Actions. The July 7, 2021 order staying the Calvo Action pending the resolution of any motion(s) to dismiss the Class Action remains in effect for the consolidated Calvo and Votto Actions. On July 26, 2021, Lead Plaintiff filed an amended complaint in the Class Action, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. On September 24, 2021, the Defendants filed a motion to dismiss the amended complaint and opening brief in support thereof. On October 15, 2021, Lead Plaintiff filed a second amended complaint in the Class Action. Defendants intend to move to dismiss the second amended complaint and briefing on Defendants’ motion is scheduled to conclude on November 19, 2021. Defendants deny any liability and intend to defend the action vigorously.
On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint"). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020 (the “Credit Facility”). The Complaint, as amended, alleged that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleged fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the Credit Facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint sought, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. On December 23, 2020, the defendants filed motions to dismiss the amended Complaint and opening briefs in support thereof. Briefing on defendants' motions to dismiss concluded on February 9, 2021. On August 30, 2021, the court granted defendants' motions to dismiss and dismissed the amended Complaint in its entirety ("the Dismissal"). On September 17, 2021, Yatra filed a notice of appeal of the Dismissal to the Supreme Court of the State of Delaware. Ebix and Merger Sub deny any liability and intend to defend the action vigorously.
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

Note 6: Income Taxes
    The Company recorded a net income tax expense of $730 thousand (4.63%) and $2.6 million (4.75%) during the three and nine months ended September 30, 2021, respectively, which included tax expense of $67 thousand and $763 thousand from certain discrete items related to stock compensation and uncertain tax positions during the three and nine months ended September 30, 2021, respectively. The income tax expense, exclusive of discrete items, was $663 thousand (4.21%) and $1.8 million (3.34%) for the three and nine months ended September 30, 2021, respectively. The Company expects its full year effective tax rate to be in the range of 2.5% to 5.5%.
     As of September 30, 2021 and December 31, 2020 a liability of $9.0 million and $8.3 million for uncertain tax positions is included in other long-term liabilities of the Company's Condensed Consolidated Balance Sheets. The Company increased this liability reserve by $228 thousand and $789 thousand, respectively, during the three and nine months ended September 30, 2021 and decreased by $1.4 million and $1.2 million, respectively, during the three and nine months ended September 30, 2020. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

    The following enterprise-wide information relates to the Company's geographic locations, with almost all geographies being impacted in varying degrees by the COVID-19 pandemic:

	Nine Months Ended	As of	Nine Months Ended	As of
	September 30, 2021	September 30, 2021	September 30, 2020	December 31, 2020
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$553,072	$696,334	$219,953	$698,936
United States	114,073	375,955	123,750	381,782
Australia	26,997	2,922	23,773	3,581
Europe	12,255	23,701	9,836	22,900
Latin America	9,215	13,102	11,447	13,723
Canada*	4,117	5,880	3,355	6,930
Singapore*	2,950	19,138	2,944	19,336
New Zealand	1,516	407	1,277	513
United Arab Emirates*	1,495	54,352	2,702	54,789
Philippines*	1,222	660	1,742	661
Indonesia*	1,199	92	2,714	139
Mauritius*	—	4,663	—	4,665
	$728,111	$1,197,206	$403,493	$1,207,955

*Includes India led businesses for which total revenue was $135.3 million and $557.8 million for the three and nine months ended September 30, 2021, respectively, and $96.8 million and $227.9 million for the three and nine months ended September 30, 2020, respectively.

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of the Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of the Ebix Vayam Limited JV, and during the three and nine months ended September 30, 2021 the Ebix Vayam Limited JV recognized $204 thousand and $574 thousand of revenue, respectively, from Vayam. During the three and nine months ended September 30, 2020 the Ebix Vayam Limited JV recognized $0 and $397 thousand of revenue, respectively, from Vayam. As of September 30, 2021, the Ebix Vayam Limited JV had $14.4 million of accounts receivable with Vayam. $21.4 million is recorded as a receivable from BSNL, a public-sector entity in Indian, against which an estimated allowance for doubtful accounts of $7.0 million has been made as of September 30, 2021 ($11.7 million as of December 31, 2020).

    Effective September 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of the EbixHealth JV into the Company's financial statements and separately reporting the EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of the EbixHealth JV, and during the three and nine months ended September 30, 2021 the EbixHealth JV recognized $360 thousand and $1.2 million, respectively, of revenue from IHC. During the three and nine months ended September 30, 2020 the EbixHealth JV recognized $462 thousand and $1.5 million, respectively, of revenue from IHC. As of September 30, 2021 and December 31, 2020, the EbixHealth JV had $164 thousand and $63 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and nine months ended September 30, 2021 the Company recognized $32 thousand and $75 thousand of revenue from IHC, respectively. During the three and nine months ended September 30, 2020 the Company recognized $29 thousand and $101 thousand of revenue from IHC. As of September 30, 2021 and December 31, 2020, Ebix had $27 thousand and $2 thousand of accounts receivable with IHC. The EbixHealth JV has a $1.8 million note due to IHC. Additionally, based on the final purchase price allocation valuation report for the EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, an indefinite-lived customer relationship. For the year ended December 31, 2020, as a result of the annual impairment analysis performed, the Company concluded that the IHC customer relationship indefinite-lived intangible asset had been impaired. The Company recorded a $6.2 million impairment charge during the fourth quarter of 2020. In addition, the Company has concluded that the IHC customer relationship intangible is no longer considered indefinite-lived and will be amortized over the estimated remaining life of 10 years.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the nine months ended September 30, 2021 and the year ended December 31, 2020 are reflected in the following table.

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Beginning Balance	$949,037	$952,404
Additions	—	11,241
Purchase accounting adjustments	1,201	725
Foreign currency translation adjustments	(9,638)	(15,333)
Ending Balance	$940,600	$949,037

    The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$102,436	$96,616
Developed technology	20,243	19,867
Dealer network	6,548	6,653
Airport contracts	4,451	4,523
Trademarks	2,694	2,700
Store networks	2,401	2,440
Brand	882	896
Non-compete agreements	724	759
Database	212	212
Backlog	140	140
Total intangibles	140,731	134,806
Accumulated amortization	(91,419)	(83,926)
Finite-lived intangibles, net	$49,312	$50,880

Indefinite-lived intangibles:
Customer/territorial relationships	$16,647	$21,647

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
Amortization expense recognized in connection with acquired intangible assets was $2.7 million and $7.9 million for the three and nine month periods ended September 30, 2021, respectively, and $2.4 million and $7.1 million for the three and nine month periods ended September 30, 2020, respectively.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings, development of the Property and Casualty ("P&C") underwriting insurance data exchange platform servicing the London markets, development of EbixCash’s single sign on agent and customer portal, including mobile application, and content development work related to the E-Learning business of EbixCash. During the three and nine months ended September 30, 2021, the Company capitalized $1.5 million and $4.6 million, respectively, and during the three and nine months ended September 30, 2020, the Company capitalized $1.4 million and $4.6 million, respectively, of such development costs. At September 30, 2021 and December 31, 2020, a total of $21.3 million and $19.4 million of remaining unamortized development costs are reported on the Company’s Condensed Consolidated Balance Sheets, respectively.

    During the three and nine months ended September 30, 2021, the Company recognized $840 thousand and $2.5 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in cost of services provided in the Company’s Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2020, related amortization expense was $823 thousand and $2.5 million, respectively. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education product costs are immediately expensed. The capitalized software development costs for the P&C underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products mentioned above shall be amortized over a period of five years once the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

    Other current assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Prepaid expenses	$68,307	$57,017
Sales taxes receivable from customers	5,027	4,588
Other third party receivables	2,418	3,530
Credit card merchant account balance receivable	675	848
Short term portion of capitalized costs to obtain and fulfill contracts	502	646
Accrued interest receivable	206	355
Other	4,294	4,677
Total	$81,429	$71,661

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers, and certain office equipment with expiration dates ranging through 2028, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At September 30, 2021, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2021 (Remaining three months)	$909	$57	$966
2022	3,606	199	3,805
2023	3,215	139	3,354
2024	1,853	114	1,967
2025	1,242	4	1,246
Thereafter	1,564	—	1,564
Total	12,389	513	12,902
Less: present value discount*	(1,206)	(39)	(1,245)
Present value of lease liabilities	11,183	474	11,657

Less: current portion of lease liabilities	(3,172)	(192)	(3,364)
Total long-term lease liabilities	$8,011	$282	$8,293

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $11.0 million and $12.4 million as of September 30, 2021, and December 31, 2020, respectively. The lease cost is recognized in our Condensed Consolidated Statement of Income in the category of General and Administrative and is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating Lease Cost	$1,109	$1,622	$3,873	$5,472
Finance Lease Cost:
Amortization of Lease Assets	48	41	146	128
Interest on Lease Liabilities	8	9	27	30
Finance Lease Cost	56	50	173	158
Sublease Income	(34)	(113)	(95)	(338)
Total Net Lease Cost	$1,131	$1,559	$3,951	$5,292

    Other information about lease amounts recognized in our Condensed Consolidated Statement of Income is summarized as follows:

September 30, 2021
Weighted Average Lease Term - Operating Leases	4.4 years
Weighted Average Lease Term - Finance Leases	2.8 years
Weighted Average Discount Rate - Operating Leases	7.1%
Weighted Average Discount Rate - Finance Leases	6.6%

    At September 30, 2021, our lease liability of $11.7 million does not include certain arrangements, which are primarily airport leases, that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $39.3 million as follows:

Year	Commitments
(in thousands)
2021 (Remaining three months)	$4,484
2022	17,694
2023	17,081
Thereafter	—
Total	$39,259
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the nine months ended September 30, 2021 and 2020 was $7.3 million and $11.2 million, respectively. During the third quarter of 2021, each of these airport leases remains subject to force majeure provisions resulting from COVID-19 and the cessation of the Company's airport operations. These monthly rent payments have been temporarily waived until the Company restarts airport operations. It remains uncertain when and under what conditions each payment abatement will end.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at September 30, 2021.

Note 14: Other Current Liabilities

    Other current liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$26,460	$25,043
Acquisition obligations (upfront purchase and contingent consideration)	2,449	2,443
Total	$28,909	$27,486

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    As used herein, the terms “Ebix,” “the Company,” “we,” “our” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
    Safe Harbor for Forward-Looking Statements — This Form 10-Q and certain information incorporated herein by reference contains forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” and other words or expressions of similar meaning are intended by the Company to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
    Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020 which is incorporated by reference herein, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, including but not limited to: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in India, Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; the impacts of the COVID-19 global pandemic on our operating performance; ability to secure additional financing to support capital requirements; Credit Facility provisions that could materially restrict our business; costs and effects of litigation, investigations, or similar matters that could affect our business, operating results and financial condition; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
    Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•our ability to efficiently and effectively integrate acquired business operations, as discussed in Note 3 of these Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to the business acquisitions we have made;
•our future liquidity needs discussed under “Liquidity and Financial Condition” regarding our ability to generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs (refer to Note 4 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, "Debt");
•uncertainties pertaining to the actual ultimate cost of our legal contingencies (refer to Note 5 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"); and,
•the MD&A and the analysis of the nine-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof.
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

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many ASEAN countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Canada, India, New Zealand, Singapore, the United Kingdom, Brazil, the Philippines, Indonesia, Thailand and United Arab Emirates. International revenue accounted for 84.3% and 69.3% of the Company’s total revenue for the nine months ended September 30, 2021 and 2020, respectively.

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
Offices and Geographic Information

    The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia, where we own a commercial office building and campus facility. In addition, the Company and its subsidiaries lease office space primarily for sales and operations support in Salt Lake City, Utah, Pittsburgh, Pennsylvania, Pasadena, California, Birmingham, Alabama, and Phoenix, Arizona. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, Indonesia, the Philippines, and the United Kingdom for support, operations and sales offices. The Company also leases approximately 105 facilities across India, while owning six facilities in India.

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
    During the fiscal year ended December 31, 2020, particularly beginning in March, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, and consulting business areas, after certain government restrictions were put in place. This decreased demand continued throughout 2020 and 2021 in varying degrees for each business area, and persists through the date of this filing for all of the above mentioned business areas, but most notably in the travel and forex businesses. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, and cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.
    We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. Along with measures mentioned above to protect the health and safety of our employees, we took steps to strengthen our financial position to mitigate the adverse impact that COVID-19 has had or may have on our business and operations, including amending our credit facility, reducing salaries for certain employees, furloughing employees in the most negatively impacted business areas, eliminating certain employee positions, and eliminating, reducing, or deferring non-essential expenditures. Most employees' compensation levels are currently at pre-Covid-19 levels. We have also taken steps to preserve cash balances, including a temporary cessation to our share repurchase program.
    Our reported results for the nine-month period ended September 30, 2021 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2020 for a complete description of the material risks that the Company currently faces.
Results of Operations
Operating Revenue
    The Company derives its revenues primarily from subscription and transaction fees pertaining to products or services delivered over our exchanges or from our application service provider ("ASP") platforms, fees for business process outsourcing services, and fees for software development projects, including fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward), and travel services from our financial exchanges.
    Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
EbixCash Exchanges	$135,284	$96,772	557,783	227,867
Insurance Exchanges	42,199	42,382	127,350	129,342
Risk Compliance Solutions	14,253	15,151	42,978	46,284
Totals	$191,736	$154,305	$728,111	$403,493

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Subscription	18%	26%	16%	31%
Transaction-Based	73%	63%	78%	54%
Professional Services/Consulting/Other	9%	11%	6%	15%

Results of Operations — Three Months Ended September 30, 2021 and 2020
Operating Revenue

    During the three months ended September 30, 2021, our total operating revenues increased $37.4 million, or 24%, to $191.7 million as compared to $154.3 million during the third quarter of 2020. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the United States and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions and the closure of non-essential businesses. Countries across the world are re-opening economies, but are doing so in a phased approach that differs in each country and, in many cases, within individual countries. While our travel, foreign exchange, remittance, e-learning, and financial technologies businesses continue to be materially negatively impacted by COVID-19, total revenues increased year-over-year during the third fiscal quarter of 2021 due primarily to strong demand for the Company's payment solutions offerings in India (primarily prepaid gift cards), which increased by more than $33 million year-over-year, or approximately 50%. Reported revenues were positively impacted by the strengthening of foreign exchange rates in all of our operating geographies during the third quarter ended September 30, 2021. The largest positive impact due to stronger currencies was in the Indian rupee and British pound sterling. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, increased reported revenues by approximately $1.1 million for the three months ended September 30, 2021. International revenue accounted for 80.0% and 74.0% of the Company’s total revenue for the three months ended September 30, 2021 and 2020, respectively.
Cost of Services Provided
    Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $34.8 million, or 41%, to $120.8 million in the third quarter of 2021 as compared to $86.0 million in the third quarter of 2020. For the three months ended September 30, 2021, cost of services as a percentage of total revenues increased to 63.0% of total revenues as compared to 55.7% for the three months ended September 30, 2020. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the increase of prepaid gift cards sold within the EbixCash India operations. Prepaid gift card revenues have increased at a materially higher rate versus other Ebix products and services since the COVID-19 pandemic began in March 2020.  Payment solutions revenues increased by approximately 50% year-over-year in the third quarter ended September 30, 2021 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $1.4 million, or 16%, to $10.2 million during the third quarter of 2021 as compared to $8.8 million during the third quarter of 2020. Product development costs in the third quarter remain below the four-quarter Company average prior to the advent of COVID-19 (Q2 2019 through Q1 2020) of approximately $10.9 million. The year-over-year increase in product development expenses in the third quarter of 2021 was driven by increased labor costs as previously reduced salaries at the onset of the COVID-19 pandemic have been largely reversed during the fiscal year 2021.
Sales and Marketing Expenses
    Sales and marketing expenses of $3.4 million in the third quarter of 2021 were flat compared to $3.4 million in the third quarter of 2020. Personnel-related costs declined year-over-year, but the reduction was offset by increased marketing/advertising expenditures.
General and Administrative Expenses
    General and administrative expenses increased $4.5 million, or 22%, to $25.4 million in the third quarter of 2021 as compared to $20.9 million in the third quarter of 2020. The year-over-year increase is primarily due to increased personnel costs, including travel expenses, of approximately $3.2 million, increased professional services fees paid of approximately $0.9 million, and reduced cost allocations from general and administrative accounts to cost of services, product development and sales and marketing expenses (approximately $0.6 million), offset in part by a reduction in bad debt expense of approximately $1.1 million in the third quarter of 2021 versus the comparable prior year period.
Amortization and Depreciation Expenses

    Amortization and depreciation expenses increased $442 thousand, or 13%, to $3.8 million in the third quarter of 2021 as compared to $3.4 million in the third quarter of 2020, primarily due to a combination of increased depreciation of fixed assets and amortization of acquired intangible assets for the two acquisitions made in 2020, as well as the impact of the reclassification of indefinite-lived intangibles to amortizing intangibles during the second half of 2020.
Interest Income
    Interest income decreased $5 thousand, or 17%, to $24 thousand in the third quarter of 2021 as compared to $29 thousand in the third quarter of 2020.
Interest Expense
    Interest expense of $11.0 million in the third quarter of 2021 increased 47% as compared to $7.5 million in the third quarter of 2020. While the average outstanding balance under the Company's corporate credit facilities decreased year-over-year by approximately $44 million from $707.9 million to $663.6 million, the Company's interest rate increased by approximately 2.0% year-over-year.
Non-Operating (Loss)/Income
Non-operating expenses in the third quarter of 2021 increased to $1.3 million as compared to $4.0 thousand in the prior year. These 2021 expenses are attributable to non-operating expenses in our India operations, primarily related to corporate social responsibility programs that are intended to benefit the welfare of the Indian society as a whole.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange loss for the three months ended September 30, 2021 in the amount of $160 thousand which consisted of net losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $0.7 million (4.63%) during the three months ended September 30, 2021, which included tax expense of $67 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $0.7 million (4.21%) during the three months ended September 30, 2021. The Company expects its full year effective tax rate to be in the range of 2.5% to 5.5%.
Results of Operations — Nine Months Ended September 30, 2021 and 2020
Operating Revenue

    During the nine months ended September 30, 2021, our total operating revenues increased $324.6 million, or 80%, to $728.1 million as compared to $403.5 million for the same period in 2020. Total revenues increased year-over-year during the nine months ended September 30, 2021 due primarily to increases in revenues from the Company's payment solutions offerings in India (primarily prepaid gift cards), which increased by more than $340 million year-over-year, or greater than 275%. Reported revenues were positively impacted by the strengthening of foreign exchange rates in all of our operating geographies except Brazil during the nine months ended September 30, 2021. The largest positive impact due to stronger currencies was in the Australian dollar and Indian rupee. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, increased reported revenues by approximately $6.8 million for the nine months ended September 30, 2021. International revenue accounted for 84.3% and 69.3% of the Company’s total revenue for the nine months ended September 30, 2021 and 2020, respectively.
Cost of Services Provided
    Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $326.8 million, or 170%, to $519.4 million for the nine months ended September 30, 2021 as compared to $192.5 million for the same period in 2020. For the nine months ended September 30, 2021, cost of services as a percentage of total revenues increased to 71.3% of total revenues as compared to 47.7% for the nine months ended September 30, 2020. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the increase of prepaid gift cards sold within the EbixCash India operations. Prepaid gift card revenues have increased at a materially higher rate versus other Ebix products and services since the

COVID-19 pandemic began in March 2020.  Payment solutions revenues increased by greater than 275% year-over-year in the nine months ended September 30, 2021 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    Product development expenses increased $3.3 million, or 12.5%, to $29.8 million during the nine months ended September 30, 2021 as compared to $26.5 million during the same period in 2020. The year-to-date 2020 product development expenses were depressed versus historical averages due to the impact of COVID-19, primarily related to reduced salaries and furloughed employees within our Indian development center at the onset of the pandemic in 2020.

Sales and Marketing Expenses
    Sales and marketing expenses of $10.6 million during the nine months ended September 30, 2021 were flat compared to $10.6 million during the same period in 2020.
General and Administrative Expenses
    General and administrative expenses for the nine months ended September 30, 2021 of $70.1 million increased $4.5 million from $65.6 million for the comparable period in 2020. For the nine months ended September 30, 2021 increased personnel costs, including travel expenses, of approximately $6.6 million, as well as an increase in miscellaneous general and administrative expenses, were offset by year over year decreased rent expense of $3.8 million and decreased bad debt expense of approximately $3.8 million. Additionally, general and administrative expenses for the nine months ended September 30, 2020 were reduced by $3.3 million due to a decrease in the Company's acquisition earn-out accrual related to two prior acquisitions. Acquisition earn-out contingent liabilities are re-measured quarterly based on the assessed fair values and changes in anticipated future revenue levels, with any changes reflected as reductions or increases to general and administrative expenses as reported in the Company's Condensed Consolidated Statements of Income.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $1.5 million, or 15%, to $11.6 million for the nine months ended September 30, 2021 as compared to $10.1 million for the same period in 2020, primarily due to a combination of increased depreciation of fixed assets and amortization of acquired intangible assets for the two acquisitions made in 2020, as well as the impact of the reclassification of indefinite-lived intangibles to amortizing intangibles during the second half of 2020.
Interest Income
    Interest income decreased $63 thousand, or 56%, to $49 thousand for the nine months ended September 30, 2021 as compared to $112 thousand in the third quarter of 2020.
Interest Expense
    Interest expense of $29.5 million for the nine months ended September 30, 2021 increased by 23.6% year-over-year as compared to $23.9 million for the same period in 2020. The Company's average debt outstanding under its corporate credit facilities decreased by over $30 million for the nine months ended September 30, 2021 as compared to the same period in the prior year, but the average interest rate in the year-to-date period in 2021 increased by over 130 basis points.
Non-Operating (Loss)/Income
Non-operating expenses for the nine months ended September 30, 2021 of $2.5 million compares to income of $95.0 thousand in the comparable prior year period. These expenses are attributable to non-operating expenses in our India operations, primarily related to corporate social responsibility programs that are intended to benefit the welfare of the Indian society as a whole.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange loss for the nine months ended September 30, 2021 in the amount of $776 thousand, which consisted of net losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.

Income Taxes
    The Company recorded net income tax expense of $2.6 million (4.75%) during the nine months ended September 30, 2021, which included tax expense of $763 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $1.8 million (3.34%) during the nine months ended September 30, 2021. The Company expects its full year effective tax rate to be in the range of 2.5% to 5.5%
Liquidity and Capital Resources
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

Our cash and cash equivalents were $87.7 million and $105.0 million at September 30, 2021 and December 31, 2020, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 1, 2021 are presented in the table below:

Country/Region	Cash, Restricted Cash and ST investments
(In thousands)
India	$66,587
United States	18,143
Philippines	6,991
Australia	5,286
Canada	4,278
Latin America	2,996
Singapore	2,993
New Zealand	1,202
Europe	715
Indonesia	462
United Arab Emirates	181
Mauritius	3
Total	$109,837

    Our current ratio increased to 1.97 at September 30, 2021 from 1.89 at December 31, 2020 and our working capital position increased to $175.5 million at September 30, 2021 from $170.5 million at December 31, 2020.

Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
    During the nine months ending September 30, 2021, the Company completed no business acquisitions.
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
On October 1, 2020 the Company acquired a 70% interest in AssureEdge Global Services ("AssureEdge") for a total purchase price of approximately $5.0 million, including net working capital acquired. AssureEdge is a pan-India based BPO company, with a variety of BPO offerings via six contact centers across the country. It serves a number of industries and clients that have cross-selling value for EbixCash services. The valuation and purchase price allocation was finalized during the third quarter of 2021.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its Condensed Consolidated Balance Sheets. As discussed in more detail in Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2021, the total of these contingent liabilities was $2.6 million, while at December 31, 2020, the total of these contingent consideration liabilities was $0.

Operating Activities
    Net cash provided by our operating activities was $39.8 million for the nine months ended September 30, 2021. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $52.8 million, $11.6 million of depreciation and amortization, $4.0 million of non-cash share-based compensation, $3.5 million of right-of-use assets amortization, $2.5 million of amortization of capitalized software development costs, and $26.6 million of working capital requirements, primarily due to increased accounts receivable and receivables from service providers, an increase in other assets, and decreased accounts payable and accrued expenses. During the nine months ended September 30, 2021, the Company made $14.4 million of tax payments.

    Net cash provided by our operating activities was $71.8 million for the nine months ended September 30, 2020. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $72.9 million, $10.1 million of depreciation and amortization, $3.5 million of non-cash share-based compensation, $4.6 million of right-of-use assets amortization, $2.5 million of amortization of capitalized software development costs, and $9.6 million of working capital requirements, primarily due to decreased payables to service agents, accounts payable and accrued expenses, and other current liabilities, partially offset by decreased accounts receivable and receivables from service providers. Offsetting these amounts were a reduction of contingent acquisition earn out accruals of $3.3 million and a reduction in lease liabilities of $4.3 million. During the nine months ended September 30, 2020, the Company made $8.0 million of tax payments.

Investing Activities

    Net cash used for investing activities during the nine months ended September 30, 2021 was $2.0 million, and consisted primarily of $4.6 million for software development costs that were capitalized, $5.3 million for capital expenditures and decreases in marketable securities of $11.9 million (specifically bank certificates of deposit).

    Net cash used for investing activities during the nine months ended September 30, 2020 was $39.2 million, and consisted primarily of $12.5 million used for acquisition-related payments for acquisitions consummated in prior periods, $4.6 million for software development costs that were capitalized, $1.5 million for capital expenditures, and increases in marketable securities of $20.6 million (specifically bank certificates of deposit).

Financing Activities
    During the nine months ended September 30, 2021, net cash used in financing activities was $52.9 million, which consisted primarily of an $8.6 million reduction in EbixCash working capital facilities in India, $36.9 million used to make principal payments on the existing term loan and $7.0 million of quarterly dividends to our common stockholders.

    During the nine months ended September 30, 2020, net cash used in financing activities was $34.7 million, which consisted primarily of a $19.9 million reduction in EbixCash working capital facilities in India, $15.1 million used to make scheduled payments on the existing term loan and $6.9 million of quarterly dividends to our common stockholders. Partially offsetting these financing cash outflows was $1.4 million of cash proceeds from draws on the Company's revolving line of credit.

Credit Facility

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at September 30, 2021 had a balance of $218.5 million. The Credit Facility matures in February 2023.

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

At September 30, 2021, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 5.50% at September 30, 2021, an increase from 3.50% at the closing of Amendment No. 12 to the Credit Facility. The balance on the Revolver is included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2021, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and $439.4 million, respectively. At December 31, 2020, the outstanding balance on the revolving line of credit with Regions was $439.4 million and the facility carried an interest rate of 3.50%. This balance was included in the long-term liabilities section of the Condensed Consolidated Balance Sheets. During 2020, the average and maximum outstanding balances on the revolving line of credit were $438.9 million and $439.4 million, respectively.

    At September 30, 2021, the outstanding balance on the Term Loan was $218.5 million, of which $26.4 million is due within the next twelve months. $36.9 million of principal payments were made during the nine months ended September 30, 2021, of which $16.9 million were scheduled amortization payments. This term loan also carried an interest rate of 5.50% at September 30, 2021, subject to the same above mentioned increase in interest rate as the Revolver. The current and long-term portions of the Term Loan are included in the respective current and long-term sections of the Condensed Consolidated Balance Sheets, the amounts of which were $26.4 million and $192.2 million, respectively at September 30, 2021. At December 31, 2020, the outstanding balance on the Term Loan was $255.5 million, of which $22.6 million was due within twelve months. The Term Loan also carried an interest rate of 3.50% during the quarter ended December 31, 2020.
Contractual Obligations
    For a presentation regarding material changes outside the ordinary course of business to the Company's contractual obligations please refer to Notes 4 and 5 of the Condensed Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
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

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift card and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at September 30, 2021 are recorded as deferred revenues in the financial results.

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

Consumer Payment Services

    EbixCash offers several different bill payment services that vary by considerations such as: 1) who pays the fee to EbixCash (consumer or biller), 2) whether or not the service is offered to all potential consumers, or only to those where EbixCash has a relationship with the biller, and 3) whether the service utilizes a physical agent network offered for consumers’ convenience, among other factors. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions, EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’ payments and, thus, simplifying the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The  Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the nine months ended September 30, 2021 and 2020, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(16.6) million and $(35.9) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $7.7 million and $8.9 million for the nine months ended September 30, 2021 and 2020, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2021, the Company had $657.9 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $218.5 million term loan, and a $439.4 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based LIBOR related interest rate, and stood at 5.50% at September 30, 2021. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 percent increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $0.8 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the nine months ended September 30, 2021 were approximately $127.8 million and its existing cash balances as of September 30, 2021 were $87.7 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 percent decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.
    There were no other material changes to our market risk exposure during the nine months ended September 30, 2021 and 2020. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2020 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2021. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
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
On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. On July 23, 2021, the court granted a stipulation and order consolidating the Calvo and Votto Actions. The July 7, 2021 order staying the Calvo Action pending the resolution of any motion(s) to dismiss the Class Action remains in effect for the consolidated Calvo and Votto Actions. On July 26, 2021, Lead Plaintiff filed an amended complaint in the Class Action, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. On September 24, 2021, the Defendants filed a motion to dismiss the amended complaint and opening brief in support thereof. On October 15, 2021, Lead Plaintiff filed a second amended complaint in the Class Action. Defendants intend to move to dismiss the second amended complaint and briefing on Defendants’ motion is scheduled to conclude on November 19, 2021. Defendants deny any liability and intend to defend the action vigorously.
On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint"). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020 (the “Credit Facility”). The Complaint, as amended, alleged that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleged fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the Credit Facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint sought, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. On December 23, 2020, the defendants filed motions to dismiss the amended Complaint and opening briefs in support thereof. Briefing on defendants' motions to dismiss concluded on February 9, 2021. On August 30, 2021, the court granted defendants' motions to dismiss and dismissed the amended Complaint in its entirety ("the Dismissal"). On September 17, 2021, Yatra filed a notice of appeal of the Dismissal to the Supreme Court of the State of Delaware. Ebix and Merger Sub deny any liability and intend to defend the action vigorously.
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

    There were no share repurchases during the fiscal first quarter ended September 30, 2021, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million.

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

Ebix, Inc.
Date:	November 9, 2021	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)