Form 10-K
period 2021-12-31
EBIX INC
filed 2022-03-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes ☐ No ☑
As of February 28, 2022, the number of shares of common stock outstanding was 30,904,811. As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates, based upon the last sale price of the shares as reported on the Nasdaq Global Capital Market on such date, was approximately $670 million.

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

SUMMARY OF RISK FACTORS

Below is a summary of the risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found in Item 1A: Risk Factors and should be carefully considered, together with other information in this Form 10-K.

•    The infectious disease caused by severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, and any evolutions or variations thereof or related or associated epidemics, pandemics or disease outbreaks (collectively, “COVID-19”) has disrupted, and may continue to disrupt, our business and financial performance.
•Our revenue from our gift card business grew significantly during the COVID-19 pandemic and may not continue at that level as the risks of the COVID-19 pandemic decrease.
•Cybersecurity threats continue to increase in frequency and sophistication and a successful cybersecurity attack could interrupt or disrupt our information technology systems or cause the loss of confidential or protected data, which could disrupt our business, force us to incur excessive costs or cause reputational harm.
•We may not be able to complete the EbixCash Offering on acceptable terms.
•Our business may be materially adversely impacted by U.S. and global market and economic conditions, particularly adverse conditions in the insurance and financial services industries.
•We may not be able to secure additional financing to support capital requirements when needed.
•Our Credit Facility contains provisions that could materially restrict our business.
•Any future acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely impact our operating results.
•We may not be able to develop new products or services necessary to effectively respond to rapid technological changes.
•The markets for our products and services are and will likely become even more highly competitive, and our competitors may be able to respond quicker to new or emerging technology and changes in customer requirements.
•Our current customers might not purchase additional software solutions, renew maintenance agreements or purchase additional professional services, or they might switch to other product or service offerings (including competitive products).
•Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may be unable to successfully implement our business plan.
•Our product development cycles and sales cycle are variable and often lengthy, depend upon many factors outside our control, and require us to expend significant time and resources prior to generating associated revenues.
•We generally regard our intellectual property and software as critical to our success, and we may not be able to effectively or efficiently protect our intellectual property.
•If we infringe on the proprietary rights of others, our business operations may be disrupted, and any related litigation could be time consuming and costly.
•We depend on the continued services of our senior management and our ability to attract and retain other key personnel.
•If we do not effectively manage our geographically dispersed workforce, we might not be able to run our business efficiently and successfully.
•Inflation can have a significant adverse effect on our global operations.
•A substantial portion of our assets and operations are located outside of the U.S. and we are subject to regulatory, tax, economic, political and other uncertainties in other foreign countries in which we operate.
•Our international business activities and processes expose us to numerous and often conflicting laws and regulations, policies, standards or other requirements and sometimes even conflicting regulatory requirements, and to risks that could harm our business, financial position, profit, and cash flows.
•We conduct money transfer transactions in some regions that are politically and economically volatile, which could increase our cost of operating in those regions.
•A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.

•Changes in the method pursuant to which LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.
•New legislation that would change U.S. or foreign taxation of business activities, including the imposition of tax based on gross revenue, could harm our business and financial results
•Our financial position and operating results may be adversely affected by the changing U.S. Dollar rates and fluctuations in other currency exchange rates.
•The rapid spread of contagious illnesses can have an adverse effect on our business and results of operations.
•Principal shareholders may be able to exert control over our future direction and operations.
•Provisions in our articles of incorporation, bylaws, Delaware law as well as the Amended SAR Agreement with Mr. Robin Raina may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable by our shareholders.
•If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud which could cause our stockholders to lose confidence in our financial results, which could harm our business and the market value of our common shares.
•The nature of our business requires the application of complex revenue and expense recognition rules that require management to make estimates and assumptions and the current legislative and regulatory environment affecting GAAP is uncertain which could affect our financial statements going forward.
•We may be exposed to risks relating to the resignation of our prior registered public accounting firm.
•The costs and effects of litigation, investigations or similar matters involving us or our subsidiaries, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
•Government investigations may require significant management time and attention, result in significant legal expenses or damages and cause the Company's business, financial condition, results of operations and cash flows to suffer.
•Federal Trade Commission laws and regulations that govern the insurance industry could expose us or the agents, brokers and carriers with whom we conduct business in our online marketplace to legal penalties.
•Potential liabilities under the Foreign Corrupt Practices Act could have a material adverse effect on our business.
•Quarterly and annual operating results may fluctuate, which could cause our stock price to be volatile.

PART I

Item 1. BUSINESS
Company Overview
Ebix, Inc. (“Ebix”, the “Company,” “we” or “our”), a Delaware corporation, was founded in 1976 as Delphi Systems, Inc. In December 2003, the Company changed its name to Ebix, Inc. The Company is listed on the Nasdaq Global Market ("Nasdaq").
Ebix is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital" strategy that combines physical distribution outlets in India and many Associations of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets.

The Company has its worldwide headquarters in Johns Creek, Georgia, and also has domestic and international operations spread across approximately 200 offices. The countries in which the Company has operating facilities and offices, include, among others, Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Kingdom ("U.K."), the United Arab Emirates and the United States of America ("United States" or "U.S."). In these locations Ebix employs skilled technology and business professionals who provide products, services, support and consultancy services to thousands of customers in over 70 countries across six continents.

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
The Company’s EbixCash Exchanges (“EbixCash”) division executes a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries with an Omni-channel online digital platform. The Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending and wealth management in India and other Southeast Asian markets. EbixCash’s Forex operations have emerged as a leader in India’s airport Forex business, with operations in 16 international airports, including Delhi, Mumbai, Hyderabad, Chennai and Kolkata, combined having conducted over $4.8 billion in gross transaction value per year (pre-COVID-19). EbixCash’s inward remittance business in India processed approximately $5 billion in gross annual remittance volume (pre-COVID-19) and is the clear market leader. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 500,000 agents and approximately 18,000 registered corporate clients, combined having processed an estimated $2.5 billion in gross merchandise value per annum (pre-COVID-19). EbixCash's financial technologies business offers software solutions at the enterprise level for banks, asset and wealth management companies and trust companies within India, Southeast Asia, the Middle East and Africa. The EbixCash's e-learning solutions are provided to schools throughout India via high quality 2-D and 3-D animation and multimedia learning. EbixCash's business process outsourcing services provide information technology and call center services to a variety of industries.
During the year ended December 31, 2021, approximately 92.9% of Ebix revenues came from EbixCash and Insurance Exchanges. International revenue accounted for 84.4% and 73.4% of the Company’s total revenue for the twelve months ended December 31, 2021 and 2020, respectively.

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

Recent Strategic Business Acquisitions

During the year ended December 31, 2021 the Company did not complete any business acquisitions.

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

Industry Overview
The insurance and financial services industries have initiatives to reduce paper-based processes and facilitate efficiencies of both the back-end and the consumer-end (front-end) sides of processes. This evolution has involved all industry constituents and is directly impacting the manner in which various products are distributed. Management believes that both industries will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly a norm across world markets.
Products and Services
The Company reports as a single segment. The Company’s revenues are derived from three product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended
	December 31,
(In thousands)	2021	2020	2019
EbixCash Exchanges	749,774	386,564	319,953
Insurance Exchanges	174,193	178,111	190,067
Risk Compliance Solutions	70,971	60,934	70,595
Totals	$994,938	$625,609	$580,615
Information on the geographic dispersion of the Company’s revenues and long-lived assets is furnished in Note 14 to the consolidated financial statements, included in Part II Item 8 of this Form 10-K. See Item 1A (Risk Factors) for discussion of certain risks related to our foreign operations.
The Company’s product and service strategy focuses on: (a) expansion of connectivity between all entities via its EbixCash and Ebix Exchange family of products in the financial, Forex, travel, life, health, workers compensation, risk management, annuity and property and casualty ("P&C") sectors; (b) worldwide sales and support of P&C back-end insurance and broker management systems; (c) worldwide sale, customization, development, implementation and support of its P&C back-end insurance carrier system platforms; (d) risk compliance solutions services, which include insurance certificate origination, certificate tracking, claims adjudication call center, consulting services and back office support; and (e) e-governance/e-learning solutions in emerging world markets. Ebix also provides software development, customization, and consulting services to a variety of entities in the insurance industry, including carriers, brokers, exchanges and standards-making bodies.
Ebix’s revenue streams come from three product/service channels, as discussed in the following paragraphs. The Company derives its revenues primarily from our financial transaction fees, software subscription and transaction fees, software license fees, risk compliance solutions services fees, and professional service fees, including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications.
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

The main services from which EbixCash derives revenue are as follows:

Gift Cards

EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $140). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2021 totaled approximately $5.9 million and are recorded as deferred revenues in the financial results.

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

EbixCash Travel revenue for the corporate meetings, incentives, conferences, and exhibitions ("MICE") packages is recognized at full purchase value at the completion of the obligation, with the corresponding costs recorded as cost of services provided. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

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

Consumer Payment Services

EbixCash offers several different bill payment services that vary by considerations, including among other factors: (i) who pays the fee to EbixCash (consumer or biller); (ii) whether the service is offered to all consumers; (iii) whether the service is restricted to existing biller relationships of EbixCash; and (iv) whether the service utilizes a physical agent network offered for consumers’ convenience. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’ payments and simplifies the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

EbixCash Technology and Business Process Outsourcing Services

EbixCash also offers on-demand technology to various providers in the area of lending, wealth and asset management, and travel across the world. Additionally, EbixCash provides IT and call center outsourcing services to companies in a variety of industries, both in India and globally. The EbixCash technology software solutions are generally delivered on a SaaS subscription and/or transaction based pricing model. Please see below under "Insurance Exchanges" a description of revenue recognition policies for Software as a Service, Subscription and Transaction Fees, which are similar to how EbixCash technology software solutions revenues are recognized. For IT and call center outsourcing services provided by EbixCash businesses, revenues are generally recognized on a time and materials or fixed fee basis. Revenues for time and materials are recognized as such services are rendered while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.

Insurance Exchanges

Insurance Exchanges revenues are primarily derived from consideration paid by customers related to our SaaS platforms, related services and the licensing of software. A typical contract for our SaaS platform will also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Set-up and customization services related to our SaaS platforms are not considered to be distinct from the usage fees associated with the SaaS platform and, accordingly, are accounted for as a single performance obligation. These services, along with the usage or transaction fees, are recognized over the contract duration, which considers the significance of the upfront fees in the context of the contract and which may, therefore, exceed the initial contracted term. A customer's transaction volume tends to remain fairly consistent during the contract period without significant fluctuations. The invoiced amount is a reasonable approximation of the revenue that would be allocated to the related period under the variable consideration guidelines in ASC 606-10-32-40. To the extent that a SaaS contract includes subscription services or professional services, apart from the upfront customization, these are considered separate performance obligations. The Company also has separate software licensing (on premise/ perpetual), unrelated to the SaaS platforms, which is recognized at the point in time when the license is transferred to the customer.
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

Risk Compliance Solutions ("RCS")

RCS revenues consist of two revenue streams - certificates of insurance ("COI") and consulting services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These revenues are transaction-based. Consulting services revenues are driven by distinct consulting service engagements rendered to customers, for which revenues are recognized using the output method on a time and material basis as the services are performed.

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
The Company has spent $40.0 million, $35.3 million, and $45.3 million during the years ended December 31, 2021, 2020 and 2019, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the EbixCash, Insurance Exchange, broker systems, carrier systems, and RCS product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
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
The following is a closer and more detailed discussion of our business and the competition in each of these three main channels.
EbixCash

With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries with an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio encompasses leadership in the areas of domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, software solutions for lending and wealth management in India and other Southeast Asian markets. EbixCash’s Forex operations have emerged as a leader in India’s airport Forex business, with operations in 16 international airports, including Delhi, Mumbai, Hyderabad, Chennai and Kolkata, combined having conducted over $4.8 billion in gross transaction value per year (pre-COVID-19). EbixCash’s inward remittance business in India processed approximately $5 billion in gross annual remittance volume (pre-COVID-19) and is the clear market leader. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 500,000 agents and approximately 18,000 registered corporate clients, combined having processed an estimated $2.5 billion in gross merchandise value per annum (pre-COVID-19). EbixCash's financial technologies business offers software solutions at the enterprise level for banks, asset and wealth management companies and trust companies within India, Southeast Asia, the Middle East and Africa. EbixCash's e-learning solutions are used by schools throughout India via high quality 2-D and 3-D animation and multimedia learning. EbixCash's business process outsourcing services provide information technology and call center services to a variety of industries.

EbixCash Forex (EbixCash World Money): EbixCash’s Forex operations have emerged as a dominant leader in India’s Forex industry, with operations in approximately16 international Indian airports and 10 ports serving hundreds of corporate customers, hotels, Duty Free Shops, temples, educational institutes, etc.

EbixCash World Money is the largest non-bank foreign exchange operation in India in all business segments, including the retail, corporate and bank notes businesses. The company holds a more than 30% market share in the student segment (part of retail), wherein students' overseas education expenses are processed by EbixCash World Money. EbixCash World Money is the largest non-bank corporate Forex provider in the country with more than 2,400 corporate relationships. Competition is fragmented and is comprised of banks such as ICICI Bank and HDFC Bank, along with money exchange companies such as Thomas Cook.

Currently, EbixCash World Money is the single largest money exchange operator at airports in India. EbixCash World Money is also the largest bank note aggregator amongst non-banks, dealing in over 80 different currencies, the highest by any non-bank entity in the business segment.

The EbixCash inward remittance business continues to hold a dominant position in India and is the principal agent for large Money Transfer Operators ("MTOs") such as Western Union, MoneyGram, Ria, and Transfast. EbixCash processed more than six million transactions in 2021. EbixCash is the largest network partner for Western Union globally and an exclusive partner for MoneyGram in India. EbixCash also processes over 65% of all Ria transactions in India through its agent network.
EbixCash Travel and Holidays: EbixCash Travel and Holidays is a 360-degree holiday and travel solutions enterprise with a holistic focus on delivering exceptional travel experience in all genres, such as holiday, travel, airline, luxury train travel/holidays, buses, cabs, MICE, sporting events, and others.
Indian travel business enterprises are categorized in the regional and national domain as focused on either a channel, a genre, a product or a demography, and by whether or not allied products, such as Forex and insurance, are offered. MakeMytrip, a relatively new entrant in the pan India holidays space, compared to Thomas Cook and SOTC, has consistently focused on online bookings for holiday/vacation travel. Contrarily, Thomas Cook and SOTC have invested to strengthen their offline presence and market penetration. Thomas Cook is a leading holiday/vacation player that offers Forex services. SOTC has also been active in the holiday/vacation travel market. Most other competitors have limited scale compared to EbixCash Travel, Thomas Cook and SOTC.
Insurance Exchanges
Ebix operates a number of insurance exchanges and the competition for each of those exchanges varies within each of the regions in which Ebix operates.
Life Insurance Exchange: Ebix operates a straight-through processing end-to-end Life Exchange service that has three life insurance exchanges in the U.S.: WinFlex, TPP, and LifeSpeed. WinFlex is an exchange for pre-sale life insurance illustrations between brokers and carriers. TPP is an underwriting and highly customized electronic application platform for life insurance, and LifeSpeed is an order entry platform for life insurance. Each of these exchanges is presently deployed in the U.S., and the Company is also continuing to deploy them in other parts of the world. Ebix has two main competitors in the life exchange area: iPipeline and Insurance Technologies. Ebix differentiates itself by virtue of having an end-to-end solution in the market, with all exchanges being interfaced with other broker systems and CRM solutions, such as Ebix's SmartOffice. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange: Ebix operates a straight-through processing end-to-end Annuity Exchange service that has three annuity insurance exchanges in the U.S.: AnnuityNet, AMP and AN4. These exchanges are platforms for annuity transactions between brokers, carriers, broker general agents (“BGAs”), and other entities involved in annuity transactions. These exchanges are mainly deployed in the U.S.; however, the Company endeavors to deploy it in other parts of the world, such as Latin America and Australia. Ebix has deployed its AN4 solution, which was fully developed internally by Ebix, is highly scalable and customizable, and can be delivered over the cloud. Ebix has two main competitors in the annuity exchange area, iPipeline and Insurance Technologies. Ebix differentiates itself from these competitors by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with other broker systems and CRM solutions, such as Ebix's SmartOffice. Ebix exchanges transact the largest amount of annuity premiums of any single exchange in the U.S.
SmartOffice: Ebix’s CRM exchange, SmartOffice, is designed to address the specific needs of insurance companies, general agents, banks, financial advisors and investment dealers. SmartOffice is tightly integrated into the Ebix Life, Health, P&C and Annuity exchanges as a means to make end-to-end enterprise-wide information exchange seamless for our clients. Our competitors in this space include Salesforce.com, iPipeline, Redtail, Microsoft, SAP and Oracle. Ebix's insurance specific domain expertise provides the Company with compelling and competitive selling points despite the competitive nature of the CRM market.
Employee Benefits: Ebix currently provides employee benefit and health insurance exchange services using four platforms: Facts, LuminX, HealthConnect and EbixEnterprise. EbixEnterprise, which we developed internally, is the most recent Enterprise Health Exchange being deployed by Ebix in the U.S. These platforms are sold to health carriers and third party administrators. These platforms provide a full range of services, such as employee enrollment, claims adjudication, accounting, employee benefits administration accounting and compliance. The HealthConnect insurance quoting portals service the individual and small group marketplace. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest employee benefits software player in the market in the U.S., while there are other smaller competitors, such as BenefitFocus, Ultimate Software, EDS, VBA, Plexus, and HealthEdge.

Risk Compliance Solutions (RCS)
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
Ebix's RCS channel focuses on helping its clients outsource any specific service or manpower to the Company on an onsite or offshore basis. Ebix's RCS COI business services are enabled by the Company’s SaaS-based proprietary software. Ebix’s RCS COI service offerings currently cater to Fortune 500 companies in the U.S. Ebix’s RCS COI service offering in the U.S. competes with companies such as Applied Systems, MyCOI.com, and Certfocus. Due to the highly fragmented market, the Ebix RCS COI service offering also has a number of smaller competitors, such as Datamonitor, CMS, and Exigis.
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
Ebix has three primary P&C broker system offerings worldwide: Ebix Evolution, eGlobal, and WinBEAT. The competition for these broker systems varies within each of the regions in which Ebix provides such products and services.
Ebix Evolution and eGlobal are sold throughout the world. Both systems are multilingual and multi-currency and support country-specific legislative and taxation requirements. These systems are available in a number of languages, such as English, Chinese, Japanese, French, Portuguese, and Spanish. Both Ebix Evolution and eGlobal are targeted to the medium and large P&C brokers around the world, and are available for cloud or on-premise deployment. Competition tends to be different in each country, with no single competitor having a global offering. The two systems compete with home grown systems and regional players in each country. Our competitive advantage and uniqueness stems from multilingual and multi-currency functionality, as well as end-user customization support. Both systems have a uniform common code base globally that allows Ebix to easily tailor features and functionality to customer needs (ease of activating/deactivating functionality).
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
In the Carrier P&C Systems, Ebix has two system offerings for P&C carriers, Ebix-Advantage and Ebix AdvantageWeb. Ebix-Advantage is targeted at small, medium and large P&C carriers in the United States that operate in the personal, commercial and specialty line areas of insurance. Ebix AdvantageWeb is designed for the international markets and is targeted at the small, medium and large P&C carriers in the international markets that operate in the personal, commercial and specialty line areas of insurance. Ebix-AdvantageWeb is designed to be multi-currency and multilingual and is deployed in Brazil, the U.K. and the U.S. Competition to both these products comes from large companies, such as CSC, Guidewire, Xchanging, Accenture and specialty medical malpractice players like Delphi.
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

Employees
As of December 31, 2021, the Company had 10,030 employees worldwide and is presented in the table below. None of the Company’s employees are presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to generally be good.

Number of Employees
India	8,968
United States	437
Latin America	322
Australia	96
Philippines	61
Indonesia	55
Europe	47
Singapore	14
United Arab Emirates	14
Canada	9
New Zealand	7
10,030
Human Capital
The Company's workforce is global in nature, with the majority of our employees in India. We are subject to various employment laws and regulations based on the country in which our employees are located. Our CEO and other global senior leaders of Ebix shared human resource responsibilities include providing effective programs related to staffing, employee recruiting and development, compensation and benefits, and compliance. We compensate employees through a competitive compensation program that includes base salary or hourly wage, health and life insurance, retirement benefits, paid time off and long-term incentives for key management. As each country’s employment environment is different, we may use different competitive recruitment and retention tools to meet the rules and regulations and market dynamics to serve the needs of our business.
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

During 2020 and continuing into 2021, the Company implemented procedures to ensure employee safety due to the COVID-19 pandemic. The Company made operational changes which allowed for a more flexible and mobile workforce around the globe. In some cases, in locations where it was strategically and operational appropriate we have moved to a full time work from home environment. Some of the safety focus responses to the COVID-19 pandemic in 2020 around the world were:

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

During 2021, many of these safety response measures continued, we regularly evaluated local conditions in our markets, and we altered the safety requirements and policies based on conditions that existed throughout the year. We will continue to proactively respond to the COVID-19 pandemic in 2022 and evolve our safety protocols as circumstances warrant.

Information About Executive Officers
    The following persons serve as our executive officers as of February 28, 2022:

Name	Age	Position	Officer Since
Robin Raina	55	Chairman, President, and Chief Executive Officer	1998
Steven M. Hamil	53	Corporate Executive Vice President & Chief Financial Officer	2020
Leon d'Apice	65	Corporate Executive Vice President International Business Managing Director - Ebix Australia Group	2012
James Senge Sr.	61	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers.
ROBIN RAINA, 55, has been Ebix’s CEO since September 1999. He has been a Director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix, Inc. in October 1997 as our Vice President—Professional Services and was promoted to Senior Vice President—Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999, and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

STEVEN M. HAMIL, 53, serves as the Company's Corporate Executive Vice President and the Company's Global Chief Financial Officer. He joined the Company in this position in April 2020. Prior to joining the Company and since 2013, Mr. Hamil served at Regions Financial Corporation as a Senior Vice President and Managing Director in the technology, media and communications and defense and governments services banking group. Prior to this position he served as Senior Vice President and Senior Client Manager at BBVA USA and its predecessor company, Compass Bancshares Inc., from 2010 to 2013. From 2000 to 2009, Mr. Hamil held multiple positions at Wachovia Capital Markets, LLC, the latest being a Director within the Loan Syndications/Leverage Finance group. Earlier in his career, Mr. Hamil was the Senior Vice President of Finance and Chief Accounting Officer at Movie Gallery, Inc., and held positions at Bank of America Corporation and Ernst & Young Global Limited. Mr. Hamil is a certified public accountant (inactive - State of Alabama) and holds both a B.S. in Business Administration (Accounting) from the University of Alabama (summa cum laude) and a Masters of Business Administration from Duke University's Fuqua School of Business.

LEON d’APICE, 65, was made an executive officer of the Company in 2012. He serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia business unit.

JAMES SENGE, SR., 61, was made an executive officer of the Company in 2012. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008 when the Company acquired Acclamation Systems, Inc. ("Acclamation"). Mr. Senge had been employed by Acclamation since 1979. During his over 30 years with

Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.

General
Our principal executive offices are located at 1 Ebix Way, Johns Creek, Georgia 30097, and our telephone number is (678) 281-2020.
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

Item 1A. RISK FACTORS

The following risks and uncertainties are not the only ones we face. Additional risks and uncertainties, including risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations or cash flows. You should consider carefully all of the risks described below, together with the other information contained in this annual report, before making a decision to invest in our securities. In any case, the value of our common stock could decline, and you could lose all or a portion of your investment. See also, “Safe Harbor Regarding Forward-Looking Statements.”

Risks Related to the Ongoing COVID-19 Pandemic

COVID-19 has disrupted, and may continue to disrupt, our business and financial performance.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. Since then, the outbreak of COVID-19 throughout the world, including North America, Europe and Asia, has adversely impacted the U.S. and global economies. We have experienced and expect to continue to experience disruptions to our business due to COVID-19. Governmental authorities and public health officials recommended and mandated varying countermeasures to slow the outbreak, including shelter-in-place orders, restrictions on travel, and the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly.

At this time, the full impact of COVID-19 on our business cannot be fully predicted due to numerous uncertainties and future developments, including the duration and severity of the outbreak in individual geographies we operate, travel restrictions and business closures, the acceptance and effectiveness of vaccines and other actions taken to contain the disease, the timing of economic and operational recovery, and other unpredictable consequences. This impact has included and might continue to include, but is not limited to: (i) changes in our revenues and customer demand - our revenues and profitability were materially impacted during 2020 and 2021 compared to the prior year periods, and we expect they will continue to be materially adversely affected, particularly as a large percentage of EbixCash's revenue is derived from travel-related services; and (ii) our workforce – in 2020, the COVID-19 outbreak caused us to reduce and furlough employees in order to right size our EbixCash business and in 2021, labor shortages and wage inflation related to the continued negative impacts of COVID-19 have impacted our business and workforce. These actions have created risks, including but not limited to, our ability to manage the size of our workforce given uncertain future demand.

Our business, particularly EbixCash, is generally subject to and impacted by, international, national and local economic conditions and travel demands. The COVID-19 pandemic has resulted in and may continue to result in a material adverse effect on the demand for worldwide travel, and therefore, has had and may continue to have a material adverse effect on our business and results of operations. We do not expect economic and operating conditions for EbixCash to improve until consumers and business travelers are able and fully willing to travel.

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

Our revenue from our gift card business grew significantly during the COVID-19 pandemic and may not continue at that level as the risks of the COVID-19 pandemic decrease and global markets return to normalized levels.

During 2020, our revenue from the payment solutions offerings in India (primarily prepaid gift cards), increased dramatically by more than $200 million year over year to approximately $256 million (590% year-over-year growth). During 2021, material growth continued with our payment solutions revenue in India with an increase in revenue to approximately $630 million (146% year-over-year growth). The increased demand for prepaid gift cards in India was primarily due to: (i) COVID-19, which has facilitated increased online and electronic commerce due to restrictive lockdowns in 2020; (ii) changes in regulations by the Reserve Bank of India related to debit cards, which has shifted demand in the market towards prepaid gift cards; and (iii) the Company's increased marketing efforts around the prepaid gift card business. There can be no assurance that this level of revenue will continue once the risks of the COVID-19 pandemic decrease and economies recover from the effects of COVID-19 or if there are new regulations adopted that impact the use of gift cards or debit cards.

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets related to COVID-19.

We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill, indefinite-lived and definite-lived intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. We have concluded that there was no impairment of goodwill, indefinite-lived or definite-lived intangibles in 2021. If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets related to the disruption of business caused by COVID-19 in 2022 or beyond, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

The adverse impacts of COVID-19, including labor shortages and wage inflation, may have a negative effect on our results of operations.

In fiscal year 2021, we continued to experience negative impacts from the COVID-19 crisis, particularly related to the impact of labor shortages and wage inflation, due in part to a certain portion of the workforce not returning to the labor market in many industries, as well as market concerns about the COVID-19 variants. Any significant weakening of the economy, including the worsening of the ongoing labor shortage, continued wage inflation, and increased employee attrition, as well as the ongoing uncertainty related to the pandemic, may adversely impact our business.

Risks Related To Our Business and Industry

We may not be able to complete the EbixCash Offering on acceptable terms or at all.

We expect to generate additional funding resources in the form of a public equity offering of a minority interest of common shares of EbixCash Private Limited, a wholly-owned subsidiary of the Company, over the next few months (the “EbixCash Offering”), although we are not in a position to state with certainty if or when any such EbixCash Offering will be consummated, or the terms upon which it ultimately will be consummated. While we expect the EbixCash Offering to be completed in the first half of 2022, there can be no assurance that the EbixCash Offering will be completed as anticipated or at all. Our ability to complete the EbixCash Offering is subject to a number of conditions, including among other things, the registration of the IPO under Indian security laws and the filing and approval of an application to list EbixCash’s common stock on the Bombay Stock Exchange. There can be no assurance that the EbixCash Offering will be completed, and a failure to complete the EbixCash Offering could negatively affect the price of the shares of our common stock and the Company’s financial condition.

Our business may be materially adversely impacted by U.S. and global market and economic conditions, particularly adverse conditions in the insurance and financial services industries.

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance and financial services industries. Given the concentration of our business activities in these industries, we may be particularly exposed to certain economic downturns affecting these industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile particularly in the face of the ongoing COVID-19 pandemic.

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

Our Credit Facility contains certain covenants, including with respect to (i) certain permitted restricted payments and investments, and (ii) certain reporting requirements. These covenants include, among others, limitations on making acquisitions, loans or other investments, disposition of assets, payment of dividends and other restricted payments. The Credit Facility also requires us to comply with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, which we may not be able to achieve. The Company has sought covenant relief in the past and we may need to seek additional relief in the future. These covenants may limit our ability to plan for or react to market conditions or meet capital needs or could otherwise restrict our activities or business plans. These restrictions also could adversely affect our ability to make strategic acquisitions, fund investments or engage in other business activities that could be in our interest. The Company’s failure to meet these covenants or comply with these restrictions could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility” and Note 4 to the Notes to Consolidated Financial Statements for additional discussion of our Credit Facility and its covenants.

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

As of December 31, 2021, we had $652.3 million outstanding under our Credit Facility. The Credit Facility matures in February 2023. If we are unable to renew the Credit Facility or obtain a new credit facility on terms that are acceptable to us, our liquidity in future periods would be materially adversely impacted.

Our future growth may depend in part on acquiring other businesses in our industry.

We expect continued growth, in part, by making business acquisitions. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or otherwise engage in other appropriate business investments or arrangements that we believe will strengthen the Company. However, the continued success of our acquisition program will depend on our ability to find and buy attractive businesses at a reasonable price, to obtain any lender consents required under our Credit Facility, to access the requisite financing resources, if needed, and to integrate acquired businesses into our existing operations. Our ability to do so is not assured and may be limited by a number of factors, including the covenants in our Credit Facility.

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

We rely on our existing customer base to generate additional business through the purchase of new software solutions, as well as maintenance, consulting and training services. Existing customers might cancel or not renew their maintenance contracts, decide not to buy additional products and services, switch to on-premises models or accept alternative offerings from other vendors.

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

Third parties may claim that we have violated their intellectual property rights. Any such claim, with or without merit, could subject us to costly litigation and divert the attention of key personnel. To the extent that we violate a patent or other intellectual property right of a third party, we may be prevented from operating our business as planned, and we may be required to pay damages, to obtain a license to use the right, if available, or to use a non-infringing method, if possible, to accomplish our objectives. The cost of such activity could have a material adverse effect on our business.

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

Increased inflation can have an adverse effect on our operations.

Inflation increased globally during 2021 and if it continues, it can have a negative impact on our operations. The Company is likely to see the most impact from inflation within its personnel costs, as well as costs incurred to procure goods and services that are used in our global operations. Inflation can have an adverse effect on our operations if the rate of price increases for services and solutions does not keep pace with the cost of inflation; adverse economic conditions may discourage business growth which could affect demand for our services; and the devaluation of some foreign currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline. Inflation may make it difficult for us to accurately predict revenue and we may not be able to pass on cost increases caused by general inflation, except to the extent reflected in market conditions.

Risks Related to Our Conduct of Business on the Internet

Cybersecurity threats and other security incidents continue to increase in frequency and sophistication. Cybersecurity attacks have occurred and future attacks could occur. Such cybersecurity attacks have resulted in, and in the future could result in, the interruption or disruption our information technology systems and the loss of proprietary data, which could disrupt our business, force us to incur excessive costs, interfere with our operations, expose us to legal and other liabilities, negatively impact our sales, cause reputational harm and other serious negative consequences, any or all of which could materially harm our business.

The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from intentional attacks by malicious third parties. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers and, ultimately, our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. Further, while we endeavor to address all identified vulnerabilities in our information systems, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack.

Cyberattacks and other security incidents have, and in the future could, (a) adversely affect our business operations, (b) result in the loss of critical or sensitive confidential information or intellectual property, and (c) result in financial, legal, business and reputational harm to us, including loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities. Further, our steps taken to secure our informational systems, adapt and enhance our software development and ensure the security and integrity of the informational systems may not be successful or sufficient to protect against cyberattacks and our cyber liability insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We market our products and services internationally and plan to continue to expand our internet-based services to locations outside of the U.S. We currently conduct operations in Australia, Canada, New Zealand, Brazil, Dubai, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the U.K., have product development activities in India, Singapore and Dubai and perform call center services in India. Our international operations are subject to other inherent risks which could have a material adverse effect on our business, including:

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

A substantial portion of our assets and operations are located outside of the U.S., and we are subject to regulatory, tax, economic, political and other uncertainties in other foreign countries in which we operate.

We have significant offshore operations in foreign countries, including Australia, Brazil, Canada, Dubai, India, Indonesia, New Zealand, Singapore, the Philippines, the United Arab Emirates and the U.K. Wages in these countries have historically increased at a faster rate than in the U.S. The continuation of this trend in the future will result in increased labor costs that could potentially reduce our operating margins. Also, there is no assurance that in future periods competition for skilled workers will not drive salaries higher in these countries, thereby resulting in increased costs for our technical professionals and potentially reduced operating margins.

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

We are a global company and currently market our products and services in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, the U.K. and the U.S., amongst other countries.

Additionally, we currently sell to customers that reside in over 70 countries all over the world. Our business in foreign countries is subject to numerous risks inherent in international business operations. Among others, these risks include:

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
•compliance with various industry standards; and
•market volatilities or workforce restrictions due to changing laws and regulations resulting from political decisions (e.g. Brexit, government elections).

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

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”) announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021 (the “FCA Announcement”). On March 5, 2021, the ICE Benchmark Administration, in its capacity as administrator of LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings. The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Following the implementation of any reforms to LIBOR or the methods pursuant to which LIBOR rates are determined, or other benchmark rates that may be enacted in the U.K. or elsewhere, the manner of administration of such benchmarks may change, with the result that such benchmarks may perform differently than in the past, such benchmarks could be eliminated entirely, or there could be other consequences which cannot be predicted. Under the Company's Credit Facility, loans bear interest at a rate based on either (i) a fluctuating base rate, which, under certain circumstances may be set based on LIBOR and (ii) an Adjusted LIBOR rate (subject to certain interest rate floors). If LIBOR is phased out, we may be required to renegotiate with our lenders to establish a new interest rate (the “LIBOR Successor Rate”). At this time, no consensus appears to exist as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, established by the Federal Reserve, announced the replacement of LIBOR with a new index calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR and how this will impact our Credit Facility. In addition, SOFR or other replacement rates may fail to gain market acceptance. We can give no assurance that the transfer from LIBOR to an alternative benchmark will not adversely affect interest rates on our current or future indebtedness or otherwise adversely affect our financial condition and results of operations.

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
New legislation that would change U.S. or foreign taxation of business activities, including the imposition of tax based on gross revenue, could harm our business and financial results.

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

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate upon implementation. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The OECD has been working on a Base Erosion and Profit Shifting Project, issued in 2015, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates E.U. state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities and expiring tax holiday benefits, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

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

The rapid spread of a contagious illness such as COVID-19, or fear of such an event, can have a material adverse effect on the demand for worldwide travel and therefore have an adverse effect on our business and results of operations. Similarly, travel restrictions or operational issues resulting from the rapid spread of contagious illnesses in a part of the world in which we have significant operations may have an adverse effect on our business and results of operations.

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

Annually, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Board shall determine whether a “shortfall” (as defined in the SAR Agreement) existed as of the end of the immediately preceding fiscal year. In the event the Board determines that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). A “shortfall” will exist if the number of Mr. Raina’s shares is less than 20% of the total of (a) the number of SARs, plus (b) the number of outstanding shares reported by the Company in its audited consolidated financial statements as of the end of the immediately preceding fiscal year, minus (c) the number of shares paid, awarded or otherwise received by Mr. Raina from the Company as compensation after April 10, 2018, including any shares received as a result of Mr. Raina exercising stock options granted after April 10, 2018 or the grant or vesting of restricted stock or settlement of RSUs granted to Mr. Raina after April 10, 2018, but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants.

In the event that an Acquisition Event had occurred on December 31, 2021, and assuming that the stockholders of the Company received net proceeds of $30.40 per share (the closing price of the Company’s common stock on December 31, 2021) in connection with the Acquisition Event, Mr. Raina would have received a $133.7 million payment with respect to the SARs upon the occurrence of the Acquisition Event, determined by multiplying the number of SARS by the excess of the Net Proceeds per share over the base price of $7.95 per share.

Risks Related To Accounting and Financial Statements

We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets.

Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with those property and casualty insurance carriers in Australia using our property and casualty data exchange. At December 31, 2021, we had $939.2 million of goodwill and $16.6 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the consolidated financial statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. If it is determined that goodwill or indefinite-lived intangible assets have been impaired, we must write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.

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

1B. UNRESOLVED STAFF COMMENTS
    None.

Item 2. PROPERTIES

    The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia where we own a commercial office building. In addition the Company and its subsidiaries lease office space in Salt Lake City, Utah and Pasadena, California, but the Company has no employees onsite at either location. The Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, Indonesia, the Philippines, and the U.K. for support, operations and sales offices. The Company also leases approximately 100 facilities across India, while owning six facilities in India. Management believes its facilities are adequate for its current needs and that necessary suitable additional or substitute space will be available as needed at reasonable rates.
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

On July 26, 2021, Lead Plaintiff filed an amended complaint in the Class Action, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. On September 24, 2021, the Defendants moved to dismiss the amended complaint. On October 15, 2021, Lead Plaintiff filed a second amended complaint in the Class Action. Defendants moved to dismiss the second amended complaint and briefing on Defendants’ motion concluded on November 19, 2021. The parties await a decision from the court on the motion. Defendants deny any liability and intend to defend the action vigorously.

On November 5, 2021, Daniel Lilienfeld, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Northern District of Georgia on behalf of Ebix captioned Lilienfeld v. Raina, et. al., Case No. 1:21-cv-04590-ELR (the "Lilienfeld Action"), asserting claims against the same defendants as the consolidated Calvo and Votto Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On January 17, 2022, the parties filed a joint motion to stay the Lilienfeld Action pending the resolution of the motion to dismiss the Class Action. On January 18, 2022, the court issued an order denying the motion in favor of administratively closing the case pending a ruling on Defendants’ motion to dismiss the Class Action.

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Calvo, Votto, and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. Defendants deny any liability and intend to defend the action vigorously.

On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint") in the action captioned Yatra Online, Inc. v. Ebix, Inc., et al., 2020-0444-JRS (Del. Ch.). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020 (the “Credit Facility”). The Complaint, as amended, alleged that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleged fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the Credit Facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. On December 23, 2020, the defendants filed motions to dismiss the amended

Complaint and opening briefs in support thereof. Briefing on defendants' motions to dismiss concluded on February 9, 2021. On August 30, 2021, the court granted defendants' motions to dismiss and dismissed the amended Complaint in its entirety ("the Dismissal"). On September 17, 2021, Yatra filed a notice of appeal of the Dismissal to the Supreme Court of the State of Delaware. Briefing on Yatra’s appeal of the Dismissal concluded on December 17, 2021. Ebix and Merger Sub deny any liability and intend to defend the action vigorously.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2021, the principal market for the Company’s common stock was the Nasdaq Global Capital Market. The Company’s common stock trades under the symbol “EBIX.”
Holders
As of February 28, 2022, there were 30,904,811 shares of the Company’s common stock outstanding. As of February 28, 2022, there were 139 registered holders of record of the Company’s common stock.
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
Recent Repurchases of Equity Securities
There were no share repurchases made by the Company during the fiscal years ended December 31, 2021 and 2020. During the fiscal year ended December 31, 2019, the Company repurchased 95,000 shares of common stock for a total aggregate purchase price of $4.15 million. The Company has approximately $80.1 million remaining under its current Board of Directors-approved share repurchase program.

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the Nasdaq Stock Market (U.S.) stock index and the Nasdaq Computer Index. The following graph assumes the investment of $100 on December 31, 2016, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
EBIX, INC.	$100	$141	$80	$69	$72	$60
NASDAQ STOCK MARKET (U.S.)	$100	$128	$123	$167	$239	$291
NASDAQ COMPUTER	$100	$139	$134	$201	$301	$415

Item 6. [RESERVED]

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
OVERVIEW

Ebix is a leading international supplier of on-demand infrastructure software exchanges and e-commerce services to the insurance, financial, travel, cash remittance and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy globally a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end & back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. The P&C exchanges operate primarily in Australia, New Zealand and the U.K. With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, and lending and wealth management in India and other primarily Southeast Asian markets. The Company’s Forex Exchange has the leading market share within India’s airport foreign exchange business with operations in 16 international airports, such as Delhi, Mumbai, Hyderabad, Chennai and Kolkata International airports, all of which combined conducting over $4.8 billion in gross transaction value annually (pre-COVID-19). EbixCash’s inward remittance business in India conducts gross annual remittance of approximately $5 billion annually (pre-COVID-19) and is the clear market leader. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 500,000 agents and approximately 18,000 registered corporate clients, combined processing an estimated $2.5 billion in gross merchandise value per annum (pre-COVID-19). Through its various SaaS-based software platforms, Ebix employs thousands of domain-specific technology professionals to provide products, support and consultancy to thousands of customers on six continents. The Company has its global headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, Thailand, the United Arab Emirates, and the United Kingdom.

Ebix provides application software products for the insurance industry, including carrier systems, agency systems and exchanges, as well as custom software development. Approximately 93% of the Company’s revenues are either recurring or repeating (transaction-based) in nature. Rather than license our products in perpetuity, we typically either license them for multiple years with ongoing support revenues or license them on a limited term basis using a subscription hosting or Application Service Provider ("ASP") model. Combined subscription-based and transaction-based revenues of $925 million comprised 93% of the Company's total revenues in 2021, as compared to 88% of total revenues in 2020. In 2021, subscription-based revenues increased by approximately $5 million to $174 million, and as a percentage of the Company's total revenues was 18% in 2021 versus 27% in 2020.

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

Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We have not experienced a material impact from shifting our employees to a remote work environment, which we primarily attribute to the professionalism of our workforce and our extensive use of technology throughout our business. However, COVID-19 could negatively impact the productivity of our workforce if the pandemic requires prolonged remote working conditions. While in 2021 governments have relaxed travel restrictions, quarantines, shelter-in-place orders, and similar restrictions, the ongoing effects of the COVID-19 pandemic on our operational and financial performance will depend on the duration and spread of COVID-19 and its variants.

During the fiscal years ended December 31, 2020 and December 31, 2021, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, e-learning and consulting business areas, after certain government restrictions were implemented. This decreased demand continued throughout 2020 and 2021 in varying degrees for each business area, and even persists through the date of this filing for all of the above mentioned business areas. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, and we cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.

We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. Along with the measures mentioned above to protect the health and safety of our employees, we took steps to strengthen our financial position in 2020 to mitigate the adverse impact that COVID-19 has had or may have on our business and operations, including amending our Credit Facility, reducing salaries for certain employees, furloughing employees in the most negatively impacted business areas, eliminating certain employee positions, and eliminating, reducing, or deferring non-essential expenditures. In 2021 we largely returned salaries to pre-COVID-19 levels and, in the case of certain IT professionals, increased wages in reaction to a tightening labor market in India. Additionally, we have ceased our share repurchase program until business conditions improve globally.

Our reported results for the year ended December 31, 2021 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Annual Report. Refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a complete description of the material risks that the Company currently faces.

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

The MD&A discusses year-to-year comparisons between 2021 and 2020. Discussions of year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, but can be found in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on April 27, 2021.
The key performance indicators for the twelve months ended December 31, 2021, 2020, and 2019 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(In thousands except per share data)	2021	2020	2019
Revenue	$994,938	$625,609	$580,615
Revenue growth	59%	8%	17%
Operating income	$119,010	$125,802	$155,673
Net income attributable to Ebix, Inc.	$68,188	$92,377	$96,720
Diluted earnings per share	$2.22	$3.02	$3.16
Cash provided by operating activities	$69,471	$100,356	$60,793

RESULTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating revenue:	$994,938	$625,609	$580,615
Operating expenses:
Costs of services provided	705,390	343,262	205,165
Product development	40,015	35,267	45,302
Sales and marketing	14,434	13,835	19,578
General and administrative, net	100,911	87,537	140,429
Amortization and depreciation	15,178	13,738	14,468
Impairment of intangible asset	—	6,168	—
Total operating expenses	875,928	499,807	424,942
Operating income	119,010	125,802	155,673
Interest expense, net	(41,287)	(31,411)	(41,703)
Other non-operating (loss) income	(3,766)	153	337
Non-operating expense - litigation settlement	—	—	(21,140)
Foreign currency exchange loss, net	(434)	(387)	(2,376)
Income before income taxes	73,523	94,157	90,791
Income tax provision	(6,584)	(5,330)	(220)
Net income including noncontrolling interest	$66,939	$88,827	$90,571
Net loss attributable to noncontrolling interest	(1,249)	$(3,550)	$(6,149)
Net income attributable to Ebix, Inc.	$68,188	$92,377	$96,720

TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020
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
Ebix’s revenue streams come from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the years ended December 31, 2021 and 2020.

	For the Year Ended
	December 31,
(In thousands)	2021	2020
EbixCash Exchanges	749,774	386,564
Insurance Exchanges	174,193	178,111
Risk Compliance Solutions	70,971	60,934
Totals	$994,938	$625,609

In the table above for the year ending December 31, 2021 and 2020 there are $9.6 million and $13.1 million, respectively, of Insurance Exchange revenues derived in India that are being reported within the EbixCash Exchange channel above. Additionally, for 2021 and 2020, there is approximately $12.5 million and $1.7 million, respectively, of EbixCash Exchange revenues that are being reported within the Risk Compliance Solutions channel above due to the nature of the revenues (primarily international consulting and BPO revenues within India).

During the twelve months ended December 31, 2021, our total revenue increased $369.3 million, or 59%, to $994.9 million compared to $625.6 million in 2020. The growth in revenues was due primarily to strong demand for the Company's payment solutions business in India (primarily prepaid gift cards). The Company also experienced year-over-year increases in revenues in international insurance exchange revenues and the EbixCash BPO business, offset, in part, by declines in the COVID-19 affected business areas of travel, remittance, e-learning, financial technologies and global product consulting businesses. The payment solutions revenues increased year-over-year by approximately $374 million year-over-year to approximately $630 million, or 146% year-over-year growth.

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations also affected reported revenue. During 2021 the change in foreign currency exchange rates increased reported consolidated operating revenue by $3.5 million and in 2020 decreased reported consolidated operating revenue by $(21.9) million. Thus, on a constant currency basis total revenue for the fiscal year 2021 increased approximately 58% year-over-year.

The specific components of our revenue based on our three main business lines and the changes experienced during the past year are discussed immediately below.
Overall Exchange revenues increased $359.3 million, or 64%, as explained below:
•EbixCash Exchange division revenues increased $363.2 million, or 94%, due to continued growth in the EbixCash payment solutions (mostly prepaid gift cards), foreign exchange, and bus exchange businesses, offset by continued COVID-19 impacted revenue decreases within our travel, remittance, financial technology and e-learning businesses. The impact from foreign exchange changes within EbixCash had an immaterial impact on reported revenues.
•Insurance Exchange division revenues decreased by $3.9 million, or 2%, principally due to year-over-year decreased revenues within Life consulting/implementation, CRM, continuing medical education, and the Ebix Health Administration joint venture businesses, offset, in part, by year-over-year increases in revenues within the Company's core Life and Annuity exchanges, Ebix Australia exchange revenue, and Ebix Europe.
•Risk Compliance Solutions division revenues increased by $10.0 million, or 16%, primarily due to an increase in revenues within the EbixCash BPO and Australian broker systems businesses, offset in part by declines in U.S. consulting revenues and year-over-year declines in Ebix Latin America revenues, which are heavily consulting oriented and were negatively impacted by COVID-19 in 2021.

International revenue accounted for 84.4% and 73.4% of the Company’s total revenue for the fiscal years ended December 31, 2021 and 2020, respectively.

Costs of Services Provided
Costs of services provided, which includes costs associated with product sales, customer support, consulting, implementation, and training services, increased $362.1 million, or 105%, from $343.3 million in 2020 to $705.4 million in

2021, and the Company's gross margin decreased to 29.1% in 2021 from 45.1% in 2020. The increase in costs of services provided and the decrease in gross margin from fiscal year 2020 to 2021 is directly related to the increase of over $370 million in revenue within the Company’s payment solutions business (primarily gift card revenue) in fiscal years 2021 versus 2020. Payment solutions gross margins are significantly lower than other solutions and services the Company provides its customers. In fiscal years 2021 and 2020, the payment solutions gross margins for the Company were approximately 0.5% and 1.1%, respectively. Excluding the payment solutions business, gross margins for the Company in fiscal years 2021 and 2020 were approximately 78% and 76%, respectively. The increase in gross margins, excluding the payment solutions business, in fiscal year 2021 versus 2020 was driven by the revenue mix differences for the Company, with the Company’s highest margin solutions/services (e.g. insurance exchange software and services) experiencing less relative negative impact from COVID-19 during 2021 versus other solutions/services (e.g. travel, remittance, financial technology and e-learning businesses).

Product Development Expenses
The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $4.7 million, or 13%, from $35.3 million in 2020 to $40.0 million in 2021. The increase is due to increased personnel costs experienced in India as a result of both returning reduced salaries to pre-COVID-19 levels and inflationary pressures on wages due to a tight labor market for skilled IT professionals in India.
Sales and Marketing Expenses
Sales and marketing expenses increased $0.6 million, or 4%, from $13.8 million in 2020 to $14.4 million in 2021. This increase is primarily due to a reclassification of certain expenses in 2021 that were recorded to general and administrative expenses in 2020 to sales and marketing expenses in 2021, as well as an increase in advertising and marketing expenses to continue to build our EbixCash brand in India and other Southeast Asian markets. The total of these impacts were an increase in year-over-year expenses of approximately $1.2 million, which was offset in part by total personnel costs decreasing by over $0.4 million.
General and Administrative Expenses
General and administrative ("G&A") expenses increased $13.4 million, or 15%, from $87.5 million in 2020 to $100.9 million in 2021. In 2020, the Company reduced its acquisition earn-out contingent liability by $3.1 million, which served to reduce overall 2020 G&A expenses. Net of the change in the acquisition earn-out contingent liability, G&A expenses increased by $10.2 million in 2021 versus 2020. This increase was driven by increased personnel costs, including insurance and other benefits, which increased approximately $11 million in 2021 as compared to 2020. Additionally, professional fees increased by approximately $2 million, office-related expenses increased by approximately $1 million, and stock-related compensation increased by approximately $0.6 million in 2021 as compared to 2020. Other items impacting the year-to-year comparison of G&A expenses include a reduction in rent in 2021 versus 2020 of approximately $3.2 million and a decrease in bad debt expense of approximately $4 million in fiscal year 2021 as compared to 2020 due to reductions in the $12.1 million customer specific accounts receivable reserve recorded in 2019 in regards to receivables that are due from a public sector entity in India as positive collection trends continued in 2021.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $1.4 million, or 10%, to $15.2 million in 2021 from $13.7 million in 2020 primarily due to increased fixed asset depreciation (increased capital expenditures over the past two fiscal years as compared to 2019) and increased amortization in 2021 versus 2020 related to definite-lived intangibles resulting from prior acquisition activity, primarily in India.

Interest Income

Interest income decreased $84 thousand, or 50%, from $167 thousand in 2020 to $83 thousand in 2021.
Interest Expense
Interest expense increased $9.8 million, or 31% from $31.6 million in 2020 to $41.4 million in 2021, primarily due to increased borrowing costs associated with the Company's primary corporate credit facility. The Company's LIBOR spread increased from 3.50% at the beginning of 2021 to 5.00% in April 2021 as a part of an amendment to the corporate credit facility. The Company also incurred approximately $3.2 million of expenses associated with the 2021 amendments to the corporate credit facility that have been capitalized and increase interest expense as the costs amortize over the remaining life of the credit facility. Finally, the Company paid a commitment fee to the banks equal to 20 basis points on the total facility size on December 31, 2021, which has been recognized as interest expense in the fourth quarter of 2021. Additionally, the Company’s working capital facilities in India had average balances that were essentially flat year-over-year from 2020 to 2021. These working capital facilities generally carry interest rates of between 9% and 10%.
Foreign Exchange Loss
Net foreign exchange loss of $434 thousand in 2021 which consisted of net losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument. In fiscal year 2020, a net foreign currency exchange loss of $387 thousand was recorded.
Income Taxes
The Company recognized income tax expense of $6.6 million in 2021 compared to $5.3 million of income tax expense in 2020, representing an increase of $1.3 million. Our effective tax rate increased to 9.0% in 2021, compared with 5.7% in 2020. The increase in the effective tax rate in 2021 is primarily due to the release of valuation allowance on expired domestic loss carryforwards and greater impact of GILTI related items.
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2021 are as follows:

(In thousands)	Pre-tax income	Statutory tax rate
United States	(33,311)	21.0%
Canada	242	26.5%
Brazil	2,246	34.0%
Australia	3,304	30.0%
Singapore	(2,585)	17.0%
New Zealand	1,318	28.0%
India	68,292	34.6%
Mauritius	4,612	15.0%
United Kingdom	7,116	19.0%
Thailand	(33)	20.0%
Dubai	22,322	—%
Total	73,523

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
The Company's current corporate credit facility, which is a syndicated credit facility with a group of domestic U.S. banks, will mature on February 5, 2023. Currently, there is $652.3 million borrowed under this credit facility. The Company is in compliance with its covenants as of December 31, 2021. The pending EbixCash initial public offering of common stock ("EbixCash IPO") could provide material proceeds that the Company can use to reduce its outstanding debt. The Company intends to refinance the credit facility during the fiscal year 2022 with debt and/or equity securities. While there are no assurances that the EbixCash IPO will be executed on terms acceptable to the Company, the Company is likely to evaluate refinancing alternatives in combination with and based on the results of the EbixCash IPO process.
We believe that anticipated cash flows provided by our operating activities, together with current cash balances and access to the debt and/or equity capital markets, if required, will be sufficient to meet our projected cash requirements for the next twelve months, although any projections of future cash needs, cash flows, and the general market conditions for debt and equity securities is subject to substantial uncertainty. In the event additional liquidity needs arise, we may raise funds from a combination of sources, including the potential issuance of debt or equity securities. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all. In addition, the covenants in our Credit Facility could adversely affect our ability to obtain such financing and our ability to make strategic acquisitions, fund investments, repurchase shares of our common stock or engage in other business activities that could be in our interest.
We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, or the development of new products or services. During fiscal year 2022, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, strategic business acquisitions, and new product development initiatives and service offerings.
Our cash and cash equivalents were $99.6 million and $105.0 million at December 31, 2021 and 2020, respectively. The decrease in our short-term liquidity position is primarily due to the following factors: (a) reduced net income in 2021 of $68.2 million as compared to $92.4 million in 2020; (b) corporate credit facility term loan repayments in 2021 of $42.6 million versus $20.9 million in 2020; (c) capital expenditures and capitalized software costs of approximately $13.2 million in 2021 as compared to $9.6 million in 2020; (d) increased accounts receivable and receivables from service providers of approximately $7.5 million; (e) changes in other assets, primarily prepaid expenses, of approximately $17.3 million in 2021; and (f) offset in part by an increase in accounts payable and accrued expenses of approximately $18.5 million, reduction of marketable securities in 2021 of $8.6 million (source of cash) as compared to an increase in marketable securities in 2020 of $21.0 million (use of cash), and a decrease in the cash used for business acquisitions in 2021 ($0) as compared to 2020 ($14.3 million).
Our current ratio decreased from 1.89 at December 31, 2020 to 1.79 at December 31, 2021, and our working capital position decreased to $161.4 million at December 31, 2021 as compared to $170.5 million at the end of 2020. We believe that our ability to generate sustainable robust cash flow from operations will enable the Company to continue to meet its debt obligations and to fund its current liabilities from current assets, including available cash balances.
The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, restricted cash, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of February 28, 2022 is presented in the table below (figures denominated in thousands):

Cash, Restricted Cash and Short-Term Investments
India	$60,170
United States	18,076
Philippines	9,195
Australia	5,606
Canada	4,889
United Arab Emirates	4,813
Latin America	3,766
Singapore	1,646
Europe	1,410
New Zealand	1,408
Indonesia	1,170
Mauritius	13
Total	$112,162

Business Combinations

The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.

During the twelve months ending December 31, 2021, the Company did not complete any business acquisitions.

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

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its consolidated balance sheets. As discussed in more detail in Note 1 to the consolidated financial statements, these contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. As of December 31, 2021, the total of these contingent liabilities was $2.6 million. As of December 31, 2020, the total of these contingent liabilities was $0.
Operating Activities
For the twelve months ended December 31, 2021, the Company generated $69.5 million of net cash flow from operating activities compared to $100.4 million for the year ended December 31, 2020, representing a decrease of $30.9 million, or 31%. The major sources and uses of cash provided by our operating activities during 2021 included net income of $68.2 million, adjusted for $1.2 million of net loss attributable to noncontrolling interest, $15.2 million of depreciation and amortization, $4.3 million of amortization of right-of-use assets, $5.4 million of non-cash share-based compensation, $3.3 million of amortization expense for capitalized software development costs, and approximately $(12.2) million of asset/liability changes year-over-year within the operating activities section of the consolidated cash flow statement. The decrease in our operating cash flow in 2021 as compared to 2020 is primarily due to a decrease in net income year over year of $24.2 million and a change in the cash flow impact of deferred taxes year-over-year from $5.1 million in 2020 versus $(11.1) million in 2021. Net changes in operating assets and liabilities was $(12.2) million in 2021 versus $(19.9) million in 2020. Lastly, the impact on cash flow from operating activities of changes in the allowance for doubtful accounts was $(2.3) million in 2021 versus $1.7 million in 2020.

For the twelve months ended December 31, 2020, the Company generated $100.4 million of net cash flow from operating activities compared to $60.8 million for the year ended December 31, 2019, representing an increase of $39.6 million, or 65%. The major sources of cash provided by our operating activities during 2020 included net income of $92.4 million, adjusted for $3.6 million of net loss attributable to a noncontrolling interest, $13.7 million of depreciation and amortization, $6.1 million of amortization of right-of-use assets, $6.2 million related to a non-cash intangible impairment loss, $4.8 million of non-cash share-based compensation, $3.4 million of amortization expense for capitalized software development costs, $(19.9) million of working capital requirements, $(6.5) million of cash used to pay the Miles acquisition earn-out, and $(3.1) million of non-cash gains recognized when reducing certain earn-out contingent liabilities. The increase in our operating cash flow in 2020 as compared to 2019 is primarily due to increased cash flow from reductions in accounts receivable from trade and service providers as COVID-19 reduced revenues and resulted in comparatively more accounts receivable conversion to cash in 2020 versus 2019. Additionally, in 2019 the acquisition earn-out accrual was reduced by $16.5 million (primarily related to the ItzCash acquisition earn-out accrual) as compared to a reduction of the same accrual in 2020 of $3.1 million (primarily related to the Miles and Zillious acquisitions), both of which served to reduce operating cash flow given the non-cash nature of the gains from earn-out adjustments.
Investing Activities

Net cash used for investing activities during the twelve months ended December 31, 2021    totaled $4.6 million, primarily related to $7.5 million of capital expenditures to support our operations and $5.7 million used and capitalized in connection with the development of software to be sold/marketed or used internally, offset in part by $8.6 million provided by a decrease in marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the twelve months ended December 31, 2020 totaled $44.8 million, primarily related to a $21.0 million increase in investment in marketable securities (specifically bank certificates of deposits), $14.3 million used for acquisitions during the year (net of cash acquired), $5.3 million of capital expenditures to support our operations, and $4.2 million used and capitalized in connection with the development of software to be sold/marketed or used internally.
Financing Activities

Net cash used by financing activities during the twelve months ended December 31, 2021 was $63.2 million, and primarily consisted of a $10.9 million decrease in the year-end balances in our working capital facilities in India, $42.6 million used to make payments against the Company’s outstanding Credit Facility term loan, $22.6 million of which were scheduled amortization payment, and $9.3 million used to pay quarterly dividends to the holders of our common stock.

Net cash used by financing activities during the twelve months ended December 31, 2020 was $42.0 million, and primarily consisted of a $10.9 million decrease in the year-end balances in our working capital facilities in India, $20.7 million used to make scheduled payments against the Company’s outstanding Credit Facility term loan, and $9.2 million used to pay quarterly dividends to the holders of our common stock.
Credit Facility

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the “Credit Facility”) that provides a $450 million revolving line of credit as well as a term loan, which at December 31, 2021 had a balance of $212.9 million. The Credit Facility matures in February 2023.

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

At December 31, 2021, the outstanding balance on the revolving line of credit under the Credit Facility was $439.4 million and the facility carried an interest rate of 5.50%. The outstanding balance is included in the long-term liabilities section of the consolidated balance sheets. During 2021, the average and maximum outstanding balances on the revolving line of credit were $439.4 million and $439.4 million, respectively, and the weighted average interest rate was 5.20%.

At December 31, 2021, the outstanding balance on the term loan was $212.9 million, of which $28.2 million is due within the next twelve months. $42.6 million of principal payments were made on the term loan during 2021, of which $22.6 million were scheduled amortization payments. This term loan also carried an interest rate of 5.50% at December 31, 2021. The current and long-term portions of the term loan are included in the respective current and long-term liabilities sections of the consolidated balance sheets, the amounts of which were $28.2 million and $184.6 million, respectively, at December 31, 2021. During 2021, the weighted average interest rate on the term loan was 5.12%

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2021. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(In thousands)
Revolving line of credit	$439,402	$—	$439,402	$—	$—
Short and long-term debt*	216,594	31,969	184,625	—	—
Operating leases	11,363	3,583	5,013	1,688	1,079
Capital leases	517	207	291	19	—
Non-Cancellable operating leases	34,402	17,406	16,996	—	—
Total	$702,278	$53,165	$646,327	$1,707	$1,079
*Excluding amounts related to deferred financing costs

Off Balance Sheet Transactions
We do not engage in off-balance sheet financing activities.
Inflation
We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A significant portion of the Company’s operations are based in the U.S., and the functional currencies in our Singapore and Dubai product development centers is the U.S. dollar. However, the Company has operations in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, and the U.K. where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2021 and 2020, the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was unrealized losses of $20.5 million and $23.1 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonable that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in a reduction to pre-tax income of approximately $10.8 million and $11.7 million for the years ended December 31, 2021 and 2020, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2021, the Company had $656.0 million of outstanding debt obligations, excluding amounts related to deferred financing costs, which consisted of a $212.9 million term loan, a $439.4 million balance on our revolving line of credit under the Credit Facility, a $1.8 million note due to IHC by the EbixHealth JV, and a $2.0 million short-term debt financing of our large corporate insurance requirements. As of December 31, 2021, the Company’s term loan and outstanding balance on the revolving line of credit under the Credit Facility accrued interest at a rate per annum equal to 5.50%, calculated as LIBOR plus 5.00% with a 0.50% LIBOR floor rate. The Company is exposed to market risk in relation to this secured revolving line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.0 million and $1.8 million for the years ending December 31, 2021 and 2020, respectively. The Company’s average cash balances and short-term investments during 2021 were $128.8 million and its existing cash balances and short-term investments as of December 31, 2021 was $99.6 million and $16.5 million, respectively. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $192 thousand and $261 thousand for the years ended December 31, 2021 and 2020, respectively.

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
COVID-19 has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. As of the date of our consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments, or to revise the carrying value of our assets or liabilities. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 in our estimates and assumptions, due to the current level of uncertainty over the economic and operational impacts of COVID-19 on our business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact to our consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our consolidated financial statements.
Revenue Recognition and Contract Liabilities—The Company derives its revenues primarily from software subscription and transaction fees, software license fees, financial transaction fees, risk compliance solutions services fees, and professional service fees, including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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

The main services from which EbixCash derives revenue are as follow:

Gift Cards

EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $140). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2021 totaled approximately $5.9 million and are recorded as deferred revenues in the financial results.

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

EbixCash Travel revenue for the corporate meetings, incentives, conferences, and exhibitions ("MICE") packages is recognized at full purchase value at the completion of the obligation, with the corresponding costs recorded as cost of services provided. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

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

Consumer Payment Services

EbixCash offers several different bill payment services that vary by considerations, including among other factors: (i) who pays the fee to EbixCash (consumer or biller); (ii) whether the service is offered to all consumers; (iii) whether the service is restricted to existing biller relationships of EbixCash; and (iv) whether the service utilizes a physical agent network offered for consumers’ convenience. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’ payments and simplifies the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

EbixCash Technology Services

EbixCash also offers on-demand technology to various providers in the area of lending, wealth and asset management, and travel across the world. Additionally, EbixCash provides IT and call center outsourcing services to companies in a variety of industries, both in India and globally. The EbixCash technology software solutions are generally delivered on a SaaS subscription and/or transaction based pricing model. Please see below under "Insurance Exchanges" a description of revenue recognition policies for Software as a Service, Subscription and Transaction Fees, which are similar to how EbixCash technology software solutions revenues are recognized. For IT and call center outsourcing services provided by EbixCash businesses, revenues are generally recognized on a time and materials or fixed fee basis. Revenues for time and materials are recognized as such services are rendered while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.

Insurance Exchanges
    Insurance Exchanges revenues are primarily derived from consideration paid by customers related to our SaaS platforms, related services and the licensing of software. A typical contract for our SaaS platform will also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Set-up and customization services related to our SaaS platforms are not considered to be distinct from the usage fees associated with the SaaS platform and, accordingly, are accounted for as a single performance obligation. These services, along with the usage or transaction fees, are recognized over the contract duration, which considers the significance of the upfront fees in the context of the contract and which may, therefore, exceed the initial contracted term. A customer's transaction volume tends to remain fairly consistent during the contract period without significant fluctuations. The invoiced amount is a reasonable approximation of the revenue that would be allocated to the related period under the variable consideration guidelines set forth in ASC 606-10-32-40. To the extent that a SaaS contract includes subscription services or professional services, apart from the upfront customization, these are considered separate performance obligations. The Company also has separate software licensing (on premise/ perpetual), unrelated to the SaaS platforms, which is recognized at a point in time when the license is transferred to the customer.
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

Risk Compliance Solutions ("RCS")

RCS revenues consist of two revenue streams - certificates of insurance ("COI") and consulting services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These revenues are transaction-based. Consulting services revenues are driven by distinct consulting service engagements rendered to customers, for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

The Company provides services to issue and track certificates of insurance in the U.S. and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

Consulting Services

The Company provides consulting services to clients around the world for project management and development. Consulting services fees are generally earned on either a time and materials basis or a fixed fee. Revenues for time and materials are recognized using an output method as the services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date.
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

On December 22, 2017, the TCJA was enacted, substantially changing the U.S. tax system and affecting the Company in a number of ways. Notably, the TCJA: establishes a flat corporate income tax rate of 21.0% on U.S. earnings; imposes a one-time tax on unremitted cumulative non-U.S. earnings of foreign subsidiaries (“Transition Tax”); imposes a new minimum tax on certain non-U.S. earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional U.S. taxes by transitioning to a territorial system of taxation; subjects certain payments made by a U.S. company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax); eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for U.S. companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales; allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed; and reduces deductions with respect to certain compensation paid to specified executive officers.

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
Foreign Currency Translation
The functional currency for the Company's main foreign subsidiaries in Dubai and Singapore is the U.S. dollar, because the intellectual property research and development activities provided by its Singapore and Dubai subsidiaries support Ebix's operating divisions across the world.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ebix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ebix, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2022 expressed an unqualified opinion on the effectiveness of the company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below is matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – 1, Goodwill
Description of the matter
Goodwill represents the cost in excess of the fair value of the identifiable net assets from the businesses that the company acquired.

The company’s evaluation of goodwill for impairment involves the comparison of the fair value of reporting unit to its carrying value. The company uses the discounted cash flow model to estimate the fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the company to select an appropriate weighted average cost of capital based on current market conditions. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

How we addressed the matter in our audit
Our audit procedures related to the forecasts of future revenue and operating margin and the selection of the weighted average cost of capital used by management to estimate the fair value included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s forecasts of future revenue and operating margin and the selection of the weighted average cost of capital. We also reviewed and relied upon the independent specialist report provided to us for impairment testing of Goodwill.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the impairment models, methodology, and significant assumptions used by the company, specifically the weighted average cost of capital including:
◦Testing the mathematical accuracy of the Company’s calculation of the weighted average cost of capital.
◦Developing a range of independent estimates and comparing the weighted average cost of capital selected by management.

For K G Somani & Co LLP
PCAOB Registration ID: - 3199
ICAI FRN: - 006591N/N500377

/s/ B R Somani

B R Somani
Partner
Membership No.: - 080153 (UDIN:- 22080153AELJNS8740)

We have served the company's auditor since 2021.

New Delhi, India
March 9, 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ebix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2019, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements) of Ebix, Inc. and its subsidiaries (the Company). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia
March 2, 2020

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share amounts)
Operating revenue:	$994,938	$625,609	$580,615

Operating expenses:
Costs of services provided	705,390	343,262	205,165
Product development	40,015	35,267	45,302
Sales and marketing	14,434	13,835	19,578
General and administrative, net	100,911	87,537	140,429
Amortization and depreciation	15,178	13,738	14,468
Impairment of intangible asset	—	6,168	—
Total operating expenses	875,928	499,807	424,942

Operating income	119,010	125,802	155,673
Interest income	83	167	629
Interest expense	(41,370)	(31,578)	(42,332)
Non-operating (loss) income	(3,766)	153	337
Non-operating expense - litigation settlement	—	—	(21,140)
Foreign currency exchange loss, net	(434)	(387)	(2,376)
Income before income taxes	73,523	94,157	90,791
Income tax provision	(6,584)	(5,330)	(220)
Net income including noncontrolling interest	$66,939	$88,827	$90,571
Net loss attributable to noncontrolling interest	(1,249)	(3,550)	(6,149)
Net income attributable to Ebix, Inc.	$68,188	$92,377	$96,720
Basic earnings per common share	$2.23	$3.03	$3.17
Diluted earnings per common share	$2.22	$3.02	$3.16
Basic weighted average shares outstanding	30,625	30,510	30,511
Diluted weighted average shares outstanding	30,664	30,571	30,594

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income including noncontrolling interest	$66,939	$88,827	$90,571
Other comprehensive loss:
Foreign currency translation adjustments	(20,519)	(23,105)	(15,021)
Total other comprehensive loss	(20,519)	(23,105)	(15,021)
Comprehensive income	$46,420	$65,722	$75,550
Comprehensive loss attributable to noncontrolling interest	(1,249)	(3,550)	(6,149)
Comprehensive income attributable to Ebix, Inc.	$47,669	$69,272	$81,699

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$99,625	$105,035
Receivables from service providers	1,352	4,711
Short-term investments	16,463	25,019
Restricted cash	9,080	8,519
Fiduciary funds - restricted	2,046	4,106
Trade accounts receivable, less allowances of $19,874 and $22,691, respectively	153,609	142,847
Other current assets	84,389	71,661
Total current assets	366,564	361,898
Property and equipment, net	54,359	52,521
Right-of-use assets	10,051	12,372
Goodwill	939,249	949,037
Intangibles, net	46,795	50,880
Indefinite-lived intangibles	16,647	21,647
Capitalized software development costs, net	21,565	19,389
Deferred tax assets, net	84,514	63,402
Other assets	33,505	38,707
Total assets	$1,573,249	$1,569,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$86,181	$64,764
Payables to service agents	6,296	5,281
Accrued payroll and related benefits	11,360	11,792
Working capital facilities	5,607	16,643
Fiduciary funds - restricted	2,046	4,106
Short-term debt	1,954	894
Current portion of long-term debt, net of deferred financing costs of $1,635 and $920, respectively	28,577	23,621
Contract liabilities	33,164	32,898
Lease liability	3,173	3,905
Other current liabilities	26,837	27,486
Total current liabilities	205,195	191,390
Revolving line of credit	439,402	439,402
Long-term debt, less current portion, net of deferred financing costs of $261 and $1,062, respectively	184,676	232,140
Contingent liability for earn-out acquisition consideration	2,557	—
Contract liabilities	8,193	8,033
Lease liability	7,139	8,540
Deferred tax liability, net	1,150	1,235
Other liabilities	25,383	29,009
Total liabilities	873,695	909,749

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,683,393 issued and outstanding at December 31, 2021 and 30,515,334 issued and outstanding at December 31, 2020	3,068	3,052
Additional paid-in capital	15,068	11,126
Retained earnings	759,208	700,304
Accumulated other comprehensive loss	(122,022)	(101,503)
Total Ebix, Inc. stockholders’ equity	655,322	612,979
Noncontrolling interest	44,232	47,125
Total stockholders' equity	699,554	660,104
Total liabilities and stockholders’ equity	$1,573,249	$1,569,853
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrol-ling interest	Total
	(In thousands, except per share amounts)
Balance, January 1, 2019	30,567,725	$3,057	$3,397	$535,118	$(63,377)	$66,242	$544,437
Net income attributable to Ebix, Inc.	—	—	—	96,720	—	—	96,720
Net loss attributable to noncontrolling interest	—	—	—	—	—	(6,149)	(6,149)
Cumulative translation adjustment	—	—	—	—	(15,021)	—	(15,021)
Repurchase and retirement of common stock	(95,000)	(10)	—	(4,142)	—	—	(4,152)
Deferred compensation and amortization related to options and restricted stock	—	—	3,397	—	—	—	3,397
Vesting of restricted stock	24,107	2	(2)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(4,788)	—	(230)	—	—	—	(230)
Noncontrolling interest	—	—	398	—	—	(10,762)	(10,364)
Common stock dividends paid, $0.30 per share	—	—	—	(9,193)	—		(9,193)
Balance, December 31, 2019	30,492,044	$3,049	$6,960	$618,503	$(78,398)	$49,331	$599,445
Net income attributable to Ebix, Inc.	—	—	—	92,377	—	—	92,377
Net loss attributable to noncontrolling interest	—	—	—	—	—	(3,550)	(3,550)
Cumulative translation adjustment	—	—	—	—	(23,105)	—	(23,105)
Exercise of stock options	30,000	3	633	—	—	—	636
Deferred compensation and amortization related to options and restricted stock	—	—	4,792	—	—	—	4,792
Vesting of restricted stock	68,504	7	(7)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(75,214)	(7)	(1,253)	(1,329)	—	—	(2,589)
Noncontrolling interest	—	—	—	—	—	1,343	1,343
Common stock dividends paid, $0.30 per share	—	—	—	(9,245)	—		(9,245)
Balance, December 31, 2020	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104

Net income attributable to Ebix, Inc.	—	—	—	68,188	—	—	68,188
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,249)	(1,249)
Cumulative translation adjustment	—	—	—	—	(20,519)	—	(20,519)
Deferred compensation and amortization related to options and restricted stock	—	—	5,360	—	—	—	5,360
Vesting of restricted stock	213,991	21	(21)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(45,932)	(5)	(1,397)	—	—	—	(1,402)
Noncontrolling interest	—	—	—	—	—	(1,644)	(1,644)
Common stock dividends paid, $0.30 per share	—	—	—	(9,284)	—	—	(9,284)
Balance, December 31, 2021	30,683,393	$3,068	$15,068	$759,208	$(122,022)	$44,232	$699,554
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$68,188	$92,377	$96,720
Net loss attributable to noncontrolling interest	(1,249)	(3,550)	(6,149)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,178	13,738	14,468
(Benefit) provision for doubtful accounts	(2,334)	1,749	12,325
(Benefit) provision for deferred taxes, net of acquisitions and effects of currency translation	(11,104)	5,114	(15,525)
Unrealized foreign exchange losses	—	—	1,104
Amortization of right-of-use assets	4,294	6,100	7,144
Amortization of capitalized software development costs	3,317	3,367	2,696
Share-based compensation	5,360	4,792	3,397
Reduction of acquisition earn-out contingent liability	—	(3,105)	(16,543)
Cash paid for acquisition earn-out	—	(6,453)	—
Intangible asset impairment	—	6,168	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,866)	3,258	(22,977)
Receivables from service providers	3,359	20,896	10,950
Payables to service agents	1,015	(6,915)	(13,455)
Other assets	(17,305)	(10,487)	(8,351)
Accounts payable and accrued expenses	18,545	(14,569)	(19,624)
Accrued payroll and related benefits	(143)	2,100	(661)
Lease liabilities	(3,951)	(5,700)	(6,878)
Reserve for potential uncertain income tax return positions	(2,071)	—	(95)
Contract liabilities	694	3,680	(8,149)
Other liabilities	(1,456)	(12,204)	30,396
Net cash provided by operating activities	69,471	100,356	60,793
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(14,276)	(105,466)
Cash paid to Paul Merchants for 10% stake in MTSS combined business and other investment	—	—	(5,348)
Maturities (purchases) of unrestricted marketable securities, net	8,567	(20,964)	27,015
Capitalized software development costs	(5,700)	(4,229)	(7,989)
Capital expenditures	(7,465)	(5,337)	(4,908)
Net cash used in investing activities	(4,598)	(44,806)	(96,696)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	—	1,364	13,500
Principal payments of term loan obligation	(42,594)	(20,711)	(15,063)
Payments of short-term notes, net	—	—	6,450
Working capital facilities	(10,913)	(10,927)	19,079

Repurchase of common stock	—	—	(12,952)
Proceeds (payments) of short-term debt, net	1,075	(271)	(686)
Payments of finance lease obligations, net	(100)	(210)	—
Proceeds from exercise of common stock options	—	636	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,402)	(2,589)	(230)
Dividend payments	(9,284)	(9,245)	(9,193)
Net cash (used in) provided by financing activities	(63,218)	(41,953)	905
Effect of foreign exchange rates on cash and cash equivalents	(7,104)	(4,753)	(3,314)
Net change in cash and cash equivalents, and restricted cash	(5,449)	8,844	(38,312)
Cash and cash equivalents, and restricted cash at the beginning of the year	120,213	111,369	149,681
Cash and cash equivalents, and restricted cash at the end of the year	$114,764	$120,213	$111,369
Supplemental disclosures of cash flow information:
Interest paid	$30,369	$29,498	$41,143
Income taxes paid	$17,675	$21,321	$24,041
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:
During 2021, there were 45,932 shares, totaling $1.4 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

During 2020, there were 75,214 shares, totaling $2.6 million, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

During 2019, there were 4,788 shares, totaling $230 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

See accompanying notes to consolidated financial statements.

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business— Ebix, Inc. and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations (ASEAN) countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, Thailand, the United Arab Emirates, and the United Kingdom. International revenue accounted for 84.4%, 73.4%, and 68.6% of the Company’s total revenue in 2021, 2020, and 2019, respectively.

EbixCash Exchanges ("EbixCash")

EbixCash revenues are primarily derived from the sales of prepaid gift cards and consideration paid by customers for financial transaction services, including services for transferring or exchanging money, and travel transaction services. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

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

The main services from which EbixCash derives revenue are as follow:

Gift Cards

EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $140). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2021 totaled approximately $5.9 million and are recorded as deferred revenues in the financial results.

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

Consumer Payment Services

EbixCash offers several different bill payment services that vary by considerations, including among other factors: (i) who pays the fee to EbixCash (consumer or biller); (ii) whether the service is offered to all consumers; (iii) whether the service is restricted to existing biller relationships of EbixCash; and (iv) whether the service utilizes a physical agent network offered for consumers’ convenience. The determination of which party is EbixCash’s customer for revenue recognition purposes is based on these considerations for each of EbixCash’s bill payment services. For all transactions EbixCash’s customers agree to EbixCash’s terms and conditions, either at the time of initiating a transaction (where the consumer is determined to be the customer for revenue recognition purposes) or upon signing a contract with EbixCash to provide services on the biller’s behalf (where the biller is determined to be the customer for revenue recognition purposes). As with consumer money transfers, customers engage EbixCash to perform one integrated service - collecting money from the consumer and processing the bill payment transaction. This service provides the billers real-time or near real-time information regarding their customers’ payments and simplifies the billers’ collection efforts. The transaction price on bill payment services is contractual and determinable. Certain biller agreements may include per-transaction or fixed periodic rebates, which EbixCash records as a reduction to revenue.

EbixCash Technology Services

EbixCash also offers on-demand technology to various providers in the area of lending, wealth and asset management, and travel across the world. Additionally, EbixCash provides IT and call center outsourcing services to companies in a variety of industries, both in India and globally. The EbixCash technology software solutions are generally delivered on a SaaS subscription and/or transaction based pricing model. Please see below under "Insurance Exchanges" a description of revenue recognition policies for Software as a Service, Subscription and Transaction Fees, which are similar to how EbixCash technology software solutions revenues are recognized. For IT and call center outsourcing services provided by EbixCash businesses, revenues are generally recognized on a time and materials or fixed fee basis. Revenues for time and materials are recognized as such services are rendered, while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.

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

Risk Compliance Solutions ("RCS")

RCS revenues consist of two revenue streams - Certificates of Insurance ("COI") and consulting services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These revenues are transaction-based. Consulting services revenues are driven by distinct consulting service engagements rendered to customers, for which revenues are recognized using the output method on a time and material basis as the services are performed.

COI Creation and Tracking

The Company provides services to issue and track certificates of insurance in the U.S. and Australian markets. Revenue is derived from transaction fees for each certificate issued or tracked. The Company recognizes revenue at the issuance of each certificate or over the period the certificate is being tracked.

Consulting Services

The Company provides consulting services to clients around the world for project management and development. Consulting services fees are generally earned on a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized using an output method as the services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date.

Summary of Significant Accounting Policies
Basis of Presentation — The consolidated financial statements include the accounts of Ebix and its wholly and majority-owned subsidiaries. Noncontrolling interests in net income or losses and net equity are reported in amounts that reflect the noncontrolling party(ies) percentage ownership in the respective subsidiaries. The effect of intercompany balances and transactions has been eliminated.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and contract liabilities, accounts receivable, acquired intangible assets, annual impairment reviews of goodwill and indefinite-lived intangible assets, contingent earn-out liabilities in connection with business acquisitions, and the provision for income taxes. Actual results may be different from those estimates.

Reclassification — Certain prior year amounts have been reclassified to be consistent with current year presentation within our consolidated financial statements.

Segment Reporting — Since the Company, from the perspective of its chief operating decision maker, allocates resources and evaluates business performance as a single entity on a worldwide basis, the Company reports as a single segment. The applicable enterprise-wide disclosures are included in Note 14.
Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Such investments are stated at cost, which approximates fair value. The Company does maintain cash balances in banking institutions in excess of federally insured amounts and therefore is exposed to the related potential credit risk associated with such cash deposits.
The Company deposited $30.0 million with a third party bank in a trust account with commingled funds of its outside legal counsel in contemplation of a potential acquisition on December 31, 2020. The funds are included under the heading 'Cash and cash equivalents' in the 2020 consolidated balance sheet due to the nature of the said account, as the account had neither a restriction on the Company's ability to access the funds at its discretion nor did the account have restrictions associated with the potential acquisition that would limit the Company's control over and access to the cash. The contemplated acquisition did not occur and on February 2, 2021 the Company had the cash returned to its primary U.S. operating bank account.

Short-term Investments — The Company’s primary short-term investments consist of certificates of deposits with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $16.5 million and $25.0 million at December 31, 2021 and 2020, respectively.
Restricted Cash — The carrying value of our restricted cash was $9.1 million and $8.5 million at December 31, 2021 and 2020, respectively. The Company holds fixed deposits pledged with banks for issuance of bank guarantees and letters of credit related to its India operations for our working capital facilities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2021	2020	2019
	(In thousands)
Cash and cash equivalents	$99,625	$105,035	73,228
Restricted cash	9,080	8,519	35,051
Restricted cash included in other long-term assets	6,059	6,659	3,090
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$114,764	$120,213	$111,369
Fiduciary Funds - Restricted — Due to the EbixHealth JV being a third party administrator (“TPA”), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit of various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $2.0 million and $4.1 million at December 31, 2021 and 2020, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.
Fair Value Measurements — The Company follows the relevant GAAP guidance regarding the determination and measurement of the fair value of assets/liabilities in which fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction valuation hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The guidance describes the following three levels of inputs that may be used in the methodology to measure fair value:

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
As of December 31, 2021 and 2020, the Company has the following financial instruments for which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2021 and 2020, but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, finance lease obligations, and the revolving line of credit and term loan debt. The Company believes that the estimated fair value of such instruments at December 31, 2021 and 2020 reasonably approximates their carrying value as reported on the consolidated balance sheets.

Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.3 million is recorded in the long-term asset section of the consolidated balance sheets in "Other assets")	$31,676	$—	$31,676	$—
Mutual funds	167	167	—	—
Total assets measured at fair value	$31,843	$167	$31,676	$—

Liabilities
Contingent earn-out acquisition consideration (a)	2,557	—	—	2,557
Total liabilities measured at fair value	$2,557	$—	$—	$2,557

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2021, there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($7.4 million is recorded in the long-term asset section of the consolidated balance sheets in "Other assets")	$32,072	—	32,072	—
Mutual Funds	381	381	—	—
Total assets measured at fair value	$32,453	$381	$32,072	$—

Liabilities
Contingent earn-out acquisition consideration	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

* During the year ended December 31, 2020, there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the year:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2021	Balance at December 31, 2020
	(In thousands)

Beginning balance	$—	$10,095

Total remeasurement adjustments:
(Gains) or losses included in earnings *	—	(3,105)
Remeasurement against goodwill	2,560	—
Foreign currency translation adjustments **	(3)	(537)

Acquisitions and settlements
Settlements	—	(6,453)

Ending balance	$2,557	$—

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$—	$(3,105)

* recorded as a component of general and administrative expenses
** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration	$2,557	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(In thousands)	Fair Value at December 31, 2020	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration	$—	Discounted cash flow	Expected future annual revenue streams and probability of achievement

Sensitivity to Changes in Significant Unobservable Inputs
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are forecasts of expected future annual revenues as developed by the Company's management and the probability of achievement of those revenue forecasts. The discount rate used in these calculations is 12.7%. Significant increases (decreases) in these unobservable inputs in isolation would likely result in a significantly (lower) higher fair value measurement.
Revenue Recognition and Contract Liabilities — The Company derives its revenues primarily from software subscription and transaction fees, software license fees, financial transaction fees, risk compliance solutions services fees, and professional service fees, including associated fees for consulting, implementation, training, and project management provided to customers with installed systems and applications. Sales and value-added taxes are not included in revenues, but rather are recorded as a liability until the taxes assessed are remitted to the respective taxing authorities.
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
The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described earlier in this footnote. Additionally, certain services exist in multiple channels. As Ebix derives revenues from three product/service channels, EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions, for policy disclosure purposes, contracts are discussed in conjunction with the channel to which they are most significant.
The Company assesses the terms of customer contracts, including termination rights, penalties (implied or explicit), and renewal rights.

Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product channels for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
India*	$755,543	$378,660	$300,678
United States	155,346	166,320	182,530
Australia	37,820	33,846	33,268
Europe	16,366	13,145	14,695
Latin America	12,901	14,801	19,755
Canada*	5,333	4,383	4,805
Singapore*	3,875	3,969	6,549
New Zealand	2,007	1,804	1,955
United Arab Emirates*	1,982	3,335	683
Indonesia*	1,981	3,206	9,706
Philippines*	1,784	2,140	5,991
	$994,938	$625,609	$580,615

*Includes India led businesses for which total revenue was $762.3 million, $388.3 million and $320.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company’s revenues are derived from three product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2021, 2020, and 2019.

	For the Year Ended
	December 31,
(In thousands)	2021	2020	2019
EbixCash Exchanges	$749,774	$386,564	$319,953
Insurance Exchanges	174,193	178,111	190,067
Risk Compliance Solutions	70,971	60,934	70,595
Totals	$994,938	$625,609	$580,615

Costs to Obtain and Fulfill a Contract
The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. As of December 31, 2021, and 2020 the Company had $910 thousand and $646 thousand, respectively, of contract costs in “Other current assets” and $912 thousand and $985 thousand, respectively, in “Other assets” on the Company's consolidated balance sheets.

(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$1,630	$1,897
Costs recognized from beginning balance	(534)	(743)
Additions, net of costs recognized	726	476
Balance, end of period	$1,822	$1,630

Contract Liabilities
Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $6.3 million and $7.2 million of contract liabilities were included in billed accounts receivable at December 31, 2021 and 2020, respectively.
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

(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$40,930	$37,253
Revenue recognized from beginning balance	(30,922)	(32,783)
Additions, net of revenue recognized and currency translation	31,349	36,460
Balance, end of period	$41,357	$40,930

Revenue Allocated to Remaining Performance Obligations
The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2021 that we will transfer from contract liabilities and recognize in future periods:

Estimated Revenue (In thousands):
For the year ending December 31, 2022	$4,977
For the year ending December 31, 2023	3,228
For the year ending December 31, 2024	2,067
For the year ending December 31, 2025	1,265
For the year ending December 31, 2026	417
$11,954
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable — Reported accounts receivable as of December 31, 2021 include $103.3 million of trade receivables stated at invoice billed amounts and $50.1 million of unbilled receivables (net of a $19.9 million estimated allowance for doubtful accounts receivable). Reported accounts receivable at December 31, 2020 include $97.6 million of trade receivables stated at invoice billed amounts and $45.2 million of unbilled receivables (net of a $22.7 million estimated allowance for doubtful accounts receivable). The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense (recovery) was $(2.3) million, $1.7 million, and $12.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Costs of Services Provided — Costs of services provided consist of data processing costs, customer support costs, including personnel costs to maintain our proprietary databases, costs to provide customer call center support, hardware and software expense associated with transaction processing systems and exchanges, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Cost of services provided also include the direct expenses associated with our services businesses, including the cost of prepaid gift cards, the cost of travel services provided and the cost of foreign exchange and remittance transactions. Depreciation expense is not included in costs of services provided.

Capitalized Software Development Costs — In accordance with ASC 350-40 “Internal-Use Software” and ASC 350-985 “Software” the Company expenses costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. Costs incurred to enhance our software products, after general market release of the services using the products, is expensed in the period they are incurred. The periodic expense for the amortization of previously capitalized software development costs is included in costs of services provided.
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
We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments have occurred nor recognized in 2021 or 2020.
The Company has considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one operating and reportable segment and one reporting unit.

Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Beginning Balance	$949,037	$952,404
Additions for current year acquisitions	—	11,241
Adjustments for final purchase accounting	1,201	725
Foreign currency translation adjustments	(10,989)	(15,333)
Ending Balance	$939,249	$949,037
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
We perform our annual impairment testing of indefinite-lived intangible assets as of October 1st of each year. The annual impairment testing of indefinite-lived intangible assets is performed by comparing the asset's fair value to its carrying value. An impairment charge is recognized if the asset's estimated fair value is less than its carrying value.
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
For the year ended December 31, 2020, as a result of the analysis performed the Company concluded that the IHC customer relationship indefinite-lived intangible asset associated with the Company's EbixHealth JV had been impaired, the Company recorded a $6.2 million impairment charge within the impairment of intangible asset line on the consolidated statement of income. In addition, the Company concluded in 2020 that the IHC customer relationship intangible was no longer considered indefinite-lived and is being amortized over the remaining estimated life of ten years. During the years ended December 2021, and 2019, we had no impairments to the recorded balances of our indefinite-lived intangible assets.

Finite-lived Intangible Assets — Finite-lived intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks, non-compete agreements and other intangibles described below obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Life
Category	(years)
Customer relationships	4-20
Developed technology	3-15
Airport contract	9
Store networks	5
Dealer networks	15-20
Brand	3-15
Trademarks	3-15
Non-compete agreements	5-7
Database	10
Intangible assets as of December 31, 2021 and December 31, 2020, are as follows:

	December 31,
	2021	2020
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$102,446	$96,616
Developed technology	20,234	19,867
Dealer networks	6,534	6,653
Airport Contract	4,441	4,523
Trademarks	2,696	2,700
Store Networks	2,396	2,440
Brand	880	896
Non-compete agreements	721	759
Database	212	212
Backlog	140	140
Total intangibles	140,700	134,806
Accumulated amortization	(93,905)	(83,926)
Finite-lived intangibles, net	$46,795	$50,880

Indefinite-lived intangibles:
Customer/territorial relationships	$16,647	$21,647

As a part of the 2009 acquisition of E-Z Data, Ebix recognized a $14.2 million indefinite-lived intangible asset associated with acquired corporate customer relationships. During the third quarter 2020, the Company identified a potential indicator of impairment and performed a quantitative analysis to test for impairment. The Company determined the fair value of the intangible assets exceeded its carrying value, however the Company determined that the intangible asset no longer had an indefinite life. The Company reclassified the $14.2 million to finite-lived and is amortizing the value of this intangible over an estimated remaining useful life of 15 years.
Income Taxes — The Company follows the asset and liability method of accounting for income taxes pursuant to the pertinent guidance issued by the FASB. Deferred income taxes are recorded to reflect the estimated future tax effects of differences between the financial statement and tax basis of assets, liabilities, operating losses, and tax credit carry forwards using the tax rates expected to be in effect when the temporary differences reverse. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount management considers more likely than not to be realized. Such valuation allowances are recorded for the portion of the deferred tax assets that are not expected to be realized based on the levels of historical taxable income and projections for future taxable income over the periods in which the temporary differences will be deductible.
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
Foreign Currency Translation — The functional currency is the U.S. dollar for the Company's foreign subsidiaries in Dubai and Singapore. The functional currency of the Company's other foreign subsidiaries is the local currency of the country in which the subsidiary operates. The assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet dates. Income and expense accounts are translated at the average exchange rates in effect during the period. Gains and losses resulting from translation adjustments are included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets, and are included in the consolidated statements of comprehensive income. Foreign exchange transaction gains and losses that are derived from transactions denominated in a currency other than the subsidiary's functional currency are included in the determination of net income.
Advertising — With the exception of certain direct-response costs in connection with our business services of providing medical continuing education to physicians, dentists and healthcare professionals, advertising costs are expensed as incurred. Advertising costs amounted to $6.3 million, $4.8 million, and 9.7 million in 2021, 2020, and 2019, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

Sales Commissions — Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2021 and 2020, $479 thousand and $650 thousand, respectively, of sales commissions were deferred and included in other current assets on the accompanying consolidated balance sheets. During the years ended December 31, 2021 and 2020, the Company amortized $1.1 million and $763 thousand, respectively, of previously deferred sales commissions and included this expense in operating expenses on the accompanying consolidated statements of income.
Property and Equipment — Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the expected life of the improvements or the remaining lease term. Repairs and maintenance are charged to expense as incurred and major improvements that extend the life of the asset are capitalized and depreciated over the expected remaining life of the related asset. Gains and losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the Company’s accounts. Fixed assets acquired in acquisitions are recorded at fair value. The estimated useful lives applied by the Company for property and equipment are as follows:

Life
Asset Category	(years)
Buildings	39
Building Improvements	15
Computer equipment	5
Furniture, fixtures and other	7
Software	3
Land Improvements	20
Land	Unlimited life
Leasehold improvements	Shorter of the remaining lease period or 7 years
Recent Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): "Simplifying the Accounting for Income Taxes". ASU 2019-12 is expected to reduce the cost and complexity related to the accounting for income taxes by eliminating the need for an entity to analyze whether the following apply to a given reporting period:
• Exception to the incremental approach for intra period tax allocation;
• Exceptions to accounting for basis differences when there are ownership changes in foreign investments; and
• Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.
For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 has not had a material impact on the Company's consolidated financial statements.

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
In June 2016, the FASB issued ASU 2016-13. Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this new standard and it did not have a material effect on its consolidated balance sheet or consolidated statement of income.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This accounting guidance is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU requires organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-02 requires both types of leases (i.e., operating and capital) to be recognized on the balance sheet. The capital lease is accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. For operating leases, there now is the recognition of a lease liability and a lease asset for all such leases greater than one year in term. Public companies were required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted Topic 842 effective January 1, 2019 using a modified retrospective method and did restate comparative periods. As permitted under the transition guidance, we carried forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. See Note 18.

Note 2. Earnings per Share
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying consolidated statements of income are shown below:

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2021	2020	2019
Basic earnings per common share	$2.23	$3.03	$3.17
Diluted earnings per common share	$2.22	$3.02	$3.16
Basic weighted average shares outstanding	30,625	30,510	30,511
Diluted weighted average shares outstanding	30,664	30,571	30,594
Basic EPS is equal to net income attributable to Ebix, Inc. divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents, which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to restricted stock, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance. Diluted EPS is equal to net income attributable to Ebix, Inc. divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2021, 2020, and 2019 there were 177,000, 181,875, and 181,875, respectively, of potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each year ended December 31, 2021, 2020, and 2019:

	For the year ended December 31,
	(In thousands)
	2021	2020	2019
Basic weighted average shares outstanding	30,625	30,510	30,511
Incremental shares for common stock equivalents	39	61	83
Diluted shares outstanding	30,664	30,571	30,594

Note 3. Business Combinations
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

The Company's practice is to immediately integrate all functions including infrastructure, sales and marketing, administration, and product development after a business acquisition is consummated, so as to ensure that synergistic efficiencies are maximized, redundancies eliminated, and to leverage cross-selling opportunities. Furthermore, the Company centralizes certain key functions, such as information technology, marketing, sales, human resources, finance, and other general administrative functions after an acquisition, in order to realize cost efficiencies. By executing this integration strategy, it becomes neither practical nor feasible to accurately and separately track and disclose the earnings from the business combinations we have executed after they have been acquired.

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities as reported on its consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During each of the years ending December 31, 2021, 2020 and 2019, these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $0, $3.1 million, and $16.5 million, respectively, due to remeasurements as based on the then assessed fair value and changes in the amount and timing of anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reductions to general and administrative expenses as reported on the consolidated statements of income. As of December 31, 2021, the total of these contingent liabilities was $2.6 million, which was included in long-term liabilities in the Company's consolidated balance sheet. As of December 31, 2020, there was no outstanding contingent earn-out liability in the Company's consolidated balance sheet.

During the year ended December 31, 2021 the Company did not make any business acquisitions.

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

The following table summarizes the recognized intangible assets, goodwill and earn-out provisions, as a result of the cumulative valuation and purchase price allocations on effective date of acquisition, for the 2020 acquisitions:

Company acquired	Date acquired	Goodwill	Intangibles Assets	Contingent Earn-Out Provision
		(In thousands)
Trimax	May-20	$9,930	$873	$2,560
AssureEdge	Oct-20	3,192	797	—
Total for 2020 acquisitions		$13,122	$1,670	$2,560

The following table summarizes the fair value of the consideration transferred, net assets acquired and liabilities assumed, as of the acquisition date, for acquisitions closed during 2020:

2020
(In thousands)	Acquisitions
Fair value of total consideration transferred
Cash	$13,774
Consideration payable	1,568
Contingent earn-out consideration arrangement (net)	2,560
Total consideration transferred	17,902

Fair value of equity components recorded (not part of consideration)
Recognition of noncontrolling interest of joint ventures	1,350
Total equity components recorded	1,350

Total consideration transferred and equity components recorded	$19,252

Fair value of assets acquired and liabilities assumed
Cash, net of adjustment	$1,358
Other current assets	2,812
Property, plant, and equipment	3,451
Other long-term assets	103
Intangible assets, definite-lived	1,670
Current and other liabilities, net of consideration transferred	(3,264)
Net assets acquired, excludes goodwill	6,130

Goodwill	13,122

Total net assets acquired	$19,252
The following table summarizes the separately identified intangible assets acquired as a result of the acquisitions that occurred during 2020:

	2020 Acquisitions
		Weighted Average
Intangible asset category	Fair Value	Useful Life
	(In thousands)	(In years)
Customer contracts and related customer relationships*	$1,203	8.2
Developed technology*	467	5.0
Total acquired intangible assets	$1,670	7.3
*Purchase accounting adjustments during 2021 related to the 2020 acquisitions

Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and all other prior acquisitions is as follows:

Future Amortization Expenses (In thousands):
For the year ended December 31, 2022	$9,695
For the year ended December 31, 2023	7,692
For the year ended December 31, 2024	5,934
For the year ended December 31, 2025	4,530
For the year ended December 31, 2026	3,771
Thereafter	15,173

$46,795
The Company recorded $10.4 million, $9.5 million, and $10.2 million of amortization expense related to acquired intangible assets for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 4. Credit Facility
The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (As administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at December 31, 2021 had a balance of $212.9 million. The Credit Facility matures in February 2023.
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
At December 31, 2021, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 5.5%. The outstanding balance is included in the long-term liabilities section of the consolidated balance sheets. During 2021, the average and maximum outstanding balances on the Revolver were $439.4 million and $439.4 million, respectively, and the weighted average interest rate on the Revolver was 5.20%. At December 31, 2020, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 3.50%. The outstanding balance on the Revolver was included in the long-term liabilities section of the consolidated balance sheets. During 2020, the Company drew $1.4 million on its Revolver. During 2020, the average and maximum outstanding balances on the Revolver were $438.9 million and $439.4 million, respectively, and the weighted average interest rate on the Revolver was 4.04%.
At December 31, 2021, the outstanding balance on the Term Loan was $212.9 million, of which $28.2 million is due within the next twelve months. $42.6 million of principal payments were made on the Term Loan during 2021, of which $22.6 million were scheduled amortization payments. The Term Loan also carried an interest rate of 5.50% at December 31, 2021, and the weighted average interest rate on the Term Loan during 2021 was 5.12%. The current and long-term portions of the Term Loan are included in the respective current and long-term debt sections of the consolidated balance sheets, the amounts of which were $28.2 million and $184.6 million, respectively. During 2021, the weighted average interest rate on the Term Loan during 2021 was 5.12%. At December 31, 2020, the outstanding balance on the Term Loan was $255.5 million, of which $22.6 million was due within twelve months. This Term Loan carried an interest rate of 3.50% at December 31, 2020, and the weighted average interest rate on the Term Loan during 2020 was 4.04%.
At December 31, 2021, the Company's consolidated balance sheets include $4.7 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the maturity of the Credit Facility in February 2023. $2.8 million of such deferred financing costs pertain to the Revolver and $1.9 million pertains to the Term Loan, of which $1.6 million is netted against the current portion of the Term Loan and $261 thousand is netted against the long-term portion of the Term Loan as reported on the consolidated balance sheets. At December 31, 2020, the Company's consolidated balance sheets included $4.9 million of remaining deferred financing costs in connection with the Credit Facility, with $2.9 million pertaining to the Revolver and $2.0 million pertaining to the Term Loan, of which $919 thousand was netted against the current portion of the Term Loan and $1.1 million was netted against the long-term portions of the Term Loan as reported on the consolidated balance sheets.

Note 5. Commitments and Contingencies
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

On July 26, 2021, Lead Plaintiff filed an amended complaint in the Class Action, alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. On September 24, 2021, the Defendants moved to dismiss the amended complaint. On October 15, 2021, Lead Plaintiff filed a second amended complaint in the Class Action. Defendants moved to dismiss the second amended complaint and briefing on Defendants’ motion concluded on November 19, 2021. The parties await a decision from the court on the motion. Defendants deny any liability and intend to defend the action vigorously.

On November 5, 2021, Daniel Lilienfeld, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Northern District of Georgia on behalf of Ebix captioned Lilienfeld v. Raina, et. al., Case No. 1:21-cv-04590-ELR (the "Lilienfeld Action"), asserting claims against the same defendants as the consolidated Calvo and Votto Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On January 17, 2022, the parties filed a joint motion to stay the Lilienfeld Action pending the resolution of the motion to dismiss the Class Action. On January 18, 2022, the court issued an order denying the motion in favor of administratively closing the case pending a ruling on Defendants’ motion to dismiss the Class Action.

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Calvo, Votto, and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. Defendants deny any liability and intend to defend the action vigorously.

On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint") in the action captioned Yatra Online, Inc. v. Ebix, Inc., et al., 2020-0444-JRS (Del. Ch.). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020 (the “Credit Facility”). The Complaint, as amended, alleged that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleged fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the Credit Facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint seeks, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. On December 23, 2020, the defendants filed motions to dismiss the amended Complaint and opening briefs in support thereof. Briefing on defendants' motions to dismiss concluded on February 9, 2021. On August 30, 2021, the court granted defendants' motions to dismiss and dismissed the amended Complaint in its entirety ("the Dismissal"). On September 17, 2021, Yatra filed a notice of appeal of the Dismissal to the Supreme Court of the State of Delaware. Briefing on Yatra’s appeal of the Dismissal concluded on December 17, 2021. Ebix and Merger Sub deny any liability and intend to defend the action vigorously.

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
Lease Commitments — See Note 18.

Business Acquisition Earn-Out Contingencies — A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of December 31, 2021, the total of these contingent liabilities was $2.6 million, which was included in long-term liabilities in the Company's consolidated balance sheet. As of December 31, 2020, there was no outstanding contingent earn-out liability in the Company's consolidated balance sheet.
Self-Insurance — For some of the Company’s U.S. employees the Company has a self-insured plan for its health insurance program and has an individual specific stop loss policy that limits the liability on each covered individual to $150 thousand per person with an additional aggregating specific of $45,000. There is an overall aggregate liability policy covering all claims in excess of 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2021 and 2020, the amount accrued on the Company’s consolidated balance sheets for the self-insured component of the Company’s employee health insurance was $498 thousand and $345 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2022, is $4.6 million. During the years ended December 31, 2021 and 2020, the Company recognized $2.5 million, and $1.8 million of expense, respectively, associated with claims from its self-insured health insurance program.

Gratuity Leave — In accordance with Indian law, we pay gratuity to our eligible employees in India. Under our gratuity plan, an employee is entitled to receive a gratuity payment on the termination of his or her employment if the employee has rendered continuous service to our company for not less than five years, or if the termination of employment is due to death or disability. The amount of gratuity payable to an eligible employee is based on number of years of employment and is limited to a maximum of $28 thousand per employee. As of December 31, 2021 and 2020, the amount accrued on the Company’s consolidated balance sheets for gratuity leave was $3.8 million and $4.3 million, respectively.

Note 6. Share-Based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2021, the Company had two equity based compensation plans. No stock options were granted to employees or non-employees during 2021, 2020, and 2019; however, options were granted to Directors in 2021, 2020, and 2019. Stock compensation expense of $539 thousand, $517 thousand and $537 thousand was recognized during the years ending December 31, 2021, 2020, and 2019, respectively, on outstanding and unvested options.
The fair value of options granted during 2021 is estimated on the date of grant using a Black-Scholes option pricing model. The following table includes the weighted-average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31,
	2021	2020	2019
Weighted average fair values of stock options granted	$15.53	$15.58	$12.68
Expected volatility	77.1%	64.7%	36.0%
Expected dividends	.99%	.84%	.65%
Weighted average risk-free interest rate	.93%	.24%	1.72%
Expected life of stock options (in years)	3.5	3.5	3.5

A summary of stock option activity for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2019	162,000	$42.75	3.05	$—
Granted	66,000	$46.75
Exercised	—	$—
Canceled	(10,125)	$46.66
Outstanding at December 31, 2019	217,875	$43.78	2.60	$—
Granted	36,000	$35.70
Exercised	(30,000)	$21.19
Canceled	(6,000)	$28.59
Outstanding at December 31, 2020	217,875	$45.97	2.57	$—
Granted	42,000	$30.40
Exercised	—	$—
Canceled	(40,875)	$49.22
Outstanding at December 31, 2021	219,000	$42.38	2.80	$—
Exercisable at December 31, 2021	114,000	$47.43	1.84	$—
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2021, 2020, and 2019 was zero , $341 thousand and zero , respectively.
Cash received or the value of stocks canceled from option exercises under all share-based payment arrangements for the years ended December 31, 2021, 2020, and 2019, was zero , $127 thousand and zero , respectively.
A summary of non-vested options and changes for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2019	81,750	$47.21
Granted	66,000	$46.75
Vested	(28,875)	$48.46
Canceled	(10,125)	$46.66
Non-vested balance at December 31, 2019	108,750	$46.65
Granted	36,000	$35.70
Vested	(42,000)	$47.66
Canceled	—	$—
Non-vested balance at December 31, 2020	102,750	$42.40
Granted	42,000	$30.40
Vested	(39,750)	$44.24
Canceled	—	$—
Non-vested balance at December 31, 2021	105,000	$36.90

The following table summarizes information about stock options outstanding by price range as of December 31, 2021:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$30.40	42,000	0.94	$5.83	—	$—
$35.70	36,000	0.65	$5.87	9,000	$2.82
$41.60	36,000	0.45	$6.84	20,250	$7.39
$42.56	36,000	0.33	$6.99	27,000	$10.08
$52.92	30,000	0.33	$7.25	18,750	$8.70
$53.90	39,000	0.09	$9.60	39,000	$18.44
	219,000	2.80	$42.38	114,000	$47.43

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

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	40,416	$58.60
Granted	91,658	$50.54
Vested	(24,120)	$57.14
Forfeited	—	$—
Non-vested at December 31, 2019	107,954	$52.08
Granted	388,089	$24.37
Vested	(68,504)	$52.49
Forfeited	—	$—
Non-vested at December 31, 2020	427,539	$26.86
Granted	8,979	$27.84
Vested	(213,993)	$29.08
Forfeited	—	$—
Non-vested at December 31, 2021	222,525	$24.76
In the aggregate the total compensation expense recognized in connection with the restricted grants was $4.8 million, $4.3 million, and $2.9 million during each of the years ending December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, there was $4.5 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006, 2010 and 2020 Incentive Compensation Programs. That cost is expected to be recognized over a weighted-average period of 1.47 years. The total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was $6.2 million, $3.6 million, and $1.4 million, respectively.
As of December 31, 2021, the Company has 8.6 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 7. Income Taxes
The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
US federal	$3,480	$(249)	$1,378
US state	250	(406)	909
Non US	13,219	10,681	12,861
	16,949	10,026	15,148
Deferred:
US federal	(4,802)	(1,220)	(3,781)
US state	(1,288)	(657)	(3,107)
Non US	(4,275)	(2,819)	(8,040)
	(10,365)	(4,696)	(14,928)

Total	$6,584	$5,330	$220

Income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
US	$(33,311)	$(27,528)	$(47,574)
Non US	106,834	121,685	138,365
Total	$73,523	$94,157	$90,791
A reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Year Ended December 31,
	2021	2020	2019
Statutory US federal income tax rate	21.0%	21.0%	21.0%
US state income taxes, net of federal benefit	(1.1)%	(0.9)%	(2.3)%
Non-US tax rate differential	(3.2)%	(12.2)%	(13.6)%
GILTI Related	13.7%	12.5%	18.6%
Tax holidays	(14.3)%	(4.0)%	(6.0)%
Tax Credits	(9.5)%	(10.0)%	(15.0)%
Passive income exemption	—%	(0.4)%	(1.2)%
Acquisition contingent earn-out liability adjustments	—%	(0.7)%	(4.0)%
Nondeductible items	0.9%	2.0%	1.0%
Effect of valuation allowance	0.6%	(1.2)%	1.2%
Prior year Transition Tax and related true-ups	1.4%	0.5%	0.7%
Uncertain tax positions	(0.5)%	(1.0)%	(0.1)%
Other	—%	—%	(0.1)%
Effective income tax rate	9.0%	5.7%	0.2%

The Company's effective tax rate increased to 9.0% in 2021, compared with 5.7% in 2020. The increase in effective tax rate in 2021 is primarily related to the release of valuation allowance on expired domestic loss carryforwards and greater impact of GILTI related items.
Deferred tax assets and liabilities are comprised of the following:

	December 31, 2021		December 31, 2020
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$—	$6,424	$—	$3,450
Share-based compensation	307	—	451	—
Accruals and prepaids	5,613	—	6,586	—
Bad debts	6,139	—	2,727	—
Acquired intangible assets	—	12,509	—	13,071
Net operating loss carryforwards	37,242	—	33,247	—
Tax credit carryforwards (primarily Minimum Alternative Tax ("MAT") in India)	53,995	—	48,669	—
	103,296	18,933	91,680	16,521
Valuation allowance	(999)	—	(2,160)	—
Total deferred taxes	$102,297	$18,933	$89,520	$16,521

We have US Federal, state and foreign operating losses and credit carryforwards as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
US Federal loss carryforwards	$52,544	$55,029
US state loss carryforwards	85,635	79,907
Foreign loss carryforwards	90,826	73,922

US Federal credit carryforwards	7,144	1,818
Foreign credit carryforwards	46,851	46,851
The US federal and state operating loss carryforwards expire at varying dates through 2025. The federal credits begin to expire in 2028. We also have non-U.S. tax credits (primarily MAT paid in India) carried forward of approximately $46.9 million as of December 31, 2021, which is available for set-off against the future tax liability of certain Indian operations on a staggered basis over a period up-to fifteen years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on the Company’s provision for income taxes for the year ended December 31, 2021.

The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be partially offset by foreign tax credits. At December 31, 2021, the cumulative amount of the Company’s undistributed foreign earnings was approximately $864.6 million, inclusive of income previously taxed in the United States.
The following table summarizes the activity related to provision made by the Company in the books for uncertain tax positions:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Beginning Balance	$8,291	$9,199	$9,294
Additions for tax positions related to current year	—	—	—
Additions for tax positions of prior years	769	966	195
Reductions for tax position of prior years	(2,860)	(1,874)	(290)
Ending Balance	$6,200	$8,291	$9,199
The Company recognizes estimated interest accrued and/or penalties related to uncertain tax positions as part of the income tax expense provided for such positions. The Company accrued as of December 31, 2021 and 2020 approximately $2.3 million and $3.0 million, respectively, of estimated interest and penalties related to uncertain tax positions. These amounts are included in the December 31, 2021 and 2020 balances in the preceding table of $6.2 million and $8.3 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
We file income tax returns in the US federal, many US state and local jurisdictions, and certain foreign jurisdictions. We have substantially resolved all US federal income tax matters for tax years prior to 2014. Our state and foreign tax matters may remain open from 2009 forward.

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

The Company's share repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market. Treasury stock is recorded at its acquired cost. During 2021 and 2020, there were no stock repurchases under the plan.

As of December 31, 2021, the Company had $80.1 million remaining in its current Board of Directors-approved share repurchase program.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2021 and 2020, consisted of the following:

	2021	2020
	(In thousands)
Trade accounts payable	$70,514	$56,636
Accrued professional fees	2,526	1,268
Income taxes payable*	1,767	3,429
Sales taxes payable	3,802	3,431
Other accrued liabilities	7,572	—
Total	$86,181	$64,764

* Long-term portion of income taxes payable pertaining to the 2017 Tax Cuts and Jobs Act one-time transition tax totaling $13.3 million and $15.0 million, as of December 31, 2021 and 2020, respectively, is included in other liabilities in the Company's consolidated balance sheets.

Note 10. Other Current Assets

Other current assets at December 31, 2021 and 2020, consisted of the following:

	2021	2020
	(In thousands)
Prepaid expenses	$70,520	$57,017
Sales taxes receivable from customers	5,058	4,588
Other third party receivables	3,921	3,530
Short-term portion of capitalized costs to obtain and fulfill contracts	910	646
Credit card merchant account balance receivable	681	848
Accrued interest receivable	206	355
Other	3,093	4,677
Total	$84,389	$71,661

Note 11. Other Current Liabilities
Other current liabilities at December 31, 2021 and December 31, 2020 consisted of the following:

	2021	2020
	(In thousands)
Acquisition obligations (contingent consideration)	$2,444	$2,443
Customer advances (deposits)	24,393	25,043
Total	$26,837	$27,486

Note 12. Property and Equipment

Property and equipment at December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(In thousands)
Computer equipment	$27,300	$26,357
Buildings	28,569	26,564
Land	10,320	10,386
Land improvements	7,195	7,195
Leasehold improvements	1,105	763
Furniture, fixtures and other	7,379	7,271
	81,868	78,536
Less accumulated depreciation and amortization	(27,509)	(26,015)
	$54,359	$52,521

Depreciation expense was $4.8 million, $4.2 million and $4.3 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 13. Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, for our U.S. based employees, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company matches 100% of an employee’s first 1% contributed and 50% on the next 1% contributed by an employee. Accordingly, the Company’s contributions to the Plan were $417 thousand, $508 thousand and $557 thousand for the years ending December 31, 2021, 2020, and 2019, respectively.

We maintain employee benefit plans in the form of certain statutory and incentive plans covering substantially all of our India based employees. In accordance with Indian law, all of our employees in India are entitled to receive benefits under the Employees' Provident Fund Scheme, 1952, as amended, a retirement benefit scheme under which an amount equal to 12% of the basic salary of an employee is contributed both by the employer and the employee in a government fund. For the years ending December 31, 2021, 2020, and 2019, the aggregate amount set aside or accrued by us to provide for pension or retirement benefits for all of our employees, which amount consists of the Provident Fund was $4.0 million, $2.6 million, and $4.2 million, respectively.

Note 14. Geographic Information

The Company operates within one operating and one reportable segment whose results are regularly reviewed by the Company's CEO, its chief operating decision maker, as to operating performance and the allocation of resources. External customer revenues in the tables below were attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services with an Ebix subsidiary located in that country.

The following enterprise wide information relates to the Company's geographic locations:

	Year ended December 31,
	2021		2020		2019
	External Revenues	Long-lived assets	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$755,543	$693,709	$378,660	$698,936	$300,678	$700,986
United States	155,346	377,305	166,320	381,782	182,530	395,225
Australia	37,820	2,928	33,846	3,581	33,268	3,541
Europe	16,366	23,304	13,145	22,900	14,695	24,508
Latin America	12,901	12,696	14,801	13,723	19,755	17,176
Canada*	5,333	5,886	4,383	6,930	4,805	7,012
Singapore*	3,875	17,260	3,969	19,336	6,549	18,282
New Zealand	2,007	367	1,804	513	1,955	578
United Arab Emirates*	1,982	54,254	3,335	54,789	683	54,887
Indonesia*	1,981	95	3,206	139	9,706	117
Philippines*	1,784	1,824	2,140	661	5,991	729
Mauritius*	—	4,663	—	4,665	—	4,643
	$994,938	$1,194,291	$625,609	$1,207,955	$580,615	$1,227,684

*Includes India led businesses for which total revenue was $762.3 million, $388.3 million and $320.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 15. Related Party Transactions

As discussed in Note 16 "Investment in Joint Ventures", Vayam Technologies Ltd ("Vayam") is also a customer of Ebix Vayam Limited JV, and during the twelve months ending December 31, 2021 and 2020, Ebix Vayam Limited JV recognized $784 thousand and $667 thousand of revenue from Vayam, respectively. As of December 31, 2021 and 2020, Vayam had $17.0 million and $20.5 million, respectively, of accounts receivable with Ebix Vayam Limited JV.

Also, as discussed in Note 16 "Investment in Joint Ventures", in regards to EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, a related party.

Note 16. Investment in Joint Ventures

Effective February 7, 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of Ebix Vayam Limited JV into the Company's consolidated financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of Ebix Vayam Limited JV, and during the twelve months ending December 31, 2021 and 2020, Ebix Vayam Limited JV recognized $784 thousand and $667 thousand, respectively, of revenue from Vayam. As of December 31, 2021, Ebix Vayam Limited JV had $17.0 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $7 million. As of December 31, 2020, Ebix Vayam Limited JV had $20.5 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $11.3 million.

Effective September 1, 2015, Ebix and IHC formed a joint venture named EbixHealth JV. This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest in the joint venture. IHC is also a customer of EbixHealth JV, and during the twelve months ending December 31, 2021 and 2020, EbixHealth JV recognized $1.5 million and $1.9 million, respectively, of revenue from IHC. As of December 31, 2021 and 2020, IHC had $154 thousand and $63 thousand, respectively, of accounts receivable with EbixHealth JV. Furthermore, as a related party, IHC also has been a customer of Ebix, and during the twelve months ending December 31, 2021 and 2020, the Company recognized $131 thousand and $162 thousand, respectively, of revenue from IHC. As of December 31, 2021 and 2020, Ebix had $83 thousand and $2 thousand, respectively, of outstanding accounts receivable from IHC. EbixHealth JV has a $1.8 million note due to IHC. Additionally, based on the final purchase price allocation valuation report for EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, an indefinite-lived customer relationship. During 2020, as a result of the annual impairment analysis performed, the Company concluded that the IHC customer relationship indefinite-lived intangible asset associated with the Company's EbixHealth JV had been impaired and the Company recorded a $6.2 million impairment charge. In addition, the Company concluded that the IHC customer relationship intangible was no longer considered indefinite-lived and is being amortized over the estimated remaining life of 10 years. The Company recorded $500 thousand in amortization expense related to the IHC customer relationship intangible during the twelve months ending December 31, 2021.

Note 17. Capitalized Software Development Costs

In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software” the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings, development of Property and Casualty (P&C) underwriting insurance data exchange platform servicing the London markets; development of EbixCash’s SaaS based Asset Management and Collection platforms having global application; development of EbixCash’s single-sign on agent and customer portal, including mobile application, and content development work related to E-Learning division of EbixCash. During the year ended December 31, 2021 and 2020, the Company capitalized $5.7 million and $4.2 million, respectively, of such development costs. As of December 31, 2021 and 2020, a total of $21.6 million and $19.4 million, respectively, of remaining unamortized development costs are reported on the Company’s consolidated balance sheets. During the year ended December 31, 2021 and 2020, the Company recognized $3.3 million and $3.4 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in costs of services provided in the Company’s consolidated statements of income. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education products costs are immediately expensed. The capitalized software development costs for the property and casualty underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products mentioned above shall be amortized over a period of five years once the platforms / products are rolled out in the market.

Note 18. Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This accounting guidance is intended to improve financial reporting about leasing transactions. The ASU requires organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with former GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike the legacy guidance, which requires only financing leases to be recognized on the balance sheet, the new ASU requires both types of leases (i.e., operating and financing) to be recognized on the balance sheet. The financing lease will be accounted for in substantially the same manner as capital leases were accounted for under the previous guidance. For operating leases, there is now the recognition of a lease liability and a lease asset for all such leases greater than one year in term.

The Company adopted Topic 842 effective January 1, 2019, using a modified retrospective method and did not restate comparative periods. The Company elected to adopt the package of practical expedients; accordingly, the Company retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2031, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. As of December 31, 2021, the maturity of lease liabilities under Topic 842 are as follows:

Year	Operating Leases	Financing Leases	Total
	(In thousands)
2022	$3,583	$207	$3,790
2023	3,180	158	3,338
2024	1,833	133	1,966
2025	1,228	19	1,247
2026	460	—	460
Thereafter	1,079	—	1,079
Total	11,363	517	11,880
Less: present value discount*	(1,051)	(38)	(1,089)
Present value of lease liabilities	10,312	479	10,791

Less: current portion of lease liabilities	(3,173)	(185)	(3,358)
Total long-term lease liabilities	$7,139	$294	$7,433

* The discount rate used was the relevant incremental borrowing rate in each of the jurisdictions wherein the leased properties are located

The company's net assets recorded under operating and finance leases were $10 million as of December 31, 2021. The lease cost recognized in our consolidated statements of income in the category of general and administrative, is summarized as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Operating Lease Cost	$4,860	$7,051
Finance Lease Cost:
Amortization of Lease Assets	194	161
Interest on Lease liabilities	35	39
Finance Lease Cost	229	200
Sublease Income	(118)	(476)
Total Net Lease Cost	$4,971	$6,775

Other information about lease amounts recognized in our consolidated statement of income is summarized as follows:

December 31, 2021
Weighted Average Lease Term - Operating Leases	4.24 years
Weighted Average Lease Term - Finance Leases	2.79 years
Weighted Average Discount Rate - Operating Leases	7.00%
Weighted Average Discount Rate - Finance Leases	6.39%

Commitments for minimum rentals under non-cancellable leases, under the legacy guidance in ASC 840 as of December 31, 2021 were as follows:

Year	Operating Leases	Financing Leases
	(In thousands)
2022	$3,583	$207
2023	3,180	158
2024	1,833	133
2025	1,228	19
2026	460	—
Thereafter	1,079	—
Total	$11,363	$517
Less: sublease income	(118)
Net lease payments	$11,245
Less: amount representing interest		35
Present value of obligations under financing leases		$552
Less: current portion		(185)
Long-term obligations		$367

As of December 31, 2021, our lease liability of $10.8 million does not include certain arrangements, which are primarily airport leases that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $34.4 million as follows:

Year	Commitments
(In thousands)
2022	$17,406
2023	16,996
Thereafter	—
Total	$34,402
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the period ended December 31, 2021 and 2020 was $10.5 million and $14.0 million, respectively. The year over year decline in this rent expense is a result of COVID-19, in which airport leases were subject to force majeure provisions and the cessation of the Company's airport operations. These monthly rent payments have been temporarily waived until the Company restarts airport operations. It remains uncertain when and under what conditions each payment abatement will end.

Note 19. Working Capital Facilities

The Company maintains working capital debt facilities with banks in India for working capital funding requirements to support our foreign exchange, travel and remittance businesses. We are required to extend short-term credits to franchisee networks (B2B) and corporate customers. Additionally, we are required to maintain minimum levels of foreign currency inventory across branches and airport operations.  Typically, these facilities carry interest rates 9.00% to 10.00% and are rupee denominated working capital lines and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

As of December 31, 2021 and 2020, the total of these working capital facilities was $5.6 million and $16.6 million, respectively, and is included in current liabilities in the Company's consolidated balance sheets.

Note 20. Concentrations of Credit Risk

Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at December 31, 2021. The Company had one customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Major Customer

As previously disclosed in Note 16, effective February 7, 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India and particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Vayam is also a customer of Ebix Vayam Limited JV, and during the twelve months ending December 31, 2021 and 2020, Ebix Vayam Limited JV recognized $784 thousand and $667 thousand of revenue from Vayam, respectively, and as of December 31, 2021, Vayam had $17.0 million of accounts receivable with Ebix Vayam Limited JV, net of the estimated allowance for doubtful accounts receivable in the amount of $7 million. As of December 31, 2020, Ebix Vayam Limited JV had $20.5 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $11.3 million against receivables due from BSNL, a public sector entity in India.

Note 21. Subsequent Events

EbixCash Limited filing of the Draft Red Herring Prospectus

The Company’s Indian subsidiary EbixCash Limited filed a Draft Red Herring Prospectus (DRHP) with the Securities and Exchange Board of India on March 9, 2022, for an initial public offering aggregating up to ₹60,000 million or $787 million (the “IPO”). Of the IPO proceeds, approximately $350 million is proposed to be utilized towards purchase of outstanding compulsorily convertible debentures from Ebix Asia Holdings Inc, Mauritius and in turn payment to Ebix, Inc., which is proposed to be used towards reduction of Ebix Inc.’s outstanding debt. Approximately $130 million is proposed to be utilized for working capital requirements of EbixCash Limited and its subsidiaries. The remaining proceeds would be utilized towards, inter alia, growth-related initiatives of EbixCash Limited, including acquisitions and other investments.

Dividends

The Company declared its quarterly cash dividend to the holders of its common stock, whereby a dividend in the amount of $0.075 per common share will be paid on March 16, 2022 to shareholders of record on March 4, 2022.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, by letter dated February 15, 2021, RSM notified the Audit Committee of the Board of Directors (the "Board") of the Company of its resignation as the Company’s independent registered public accounting firm.

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

RSM informed the Company that there was a disagreement under Item 304(a)(1)(iv) of Regulation S-K with respect to the classification of $30 million. In connection with a pending acquisition, in December 2020 the Company transferred $30 million to a commingled trust account of its outside legal counsel that was not under the direct control of the Company, and classified the funds as a cash or cash equivalent on its consolidated balance sheet. RSM discussed with the Company RSM’s view that these funds could not be classified as a cash or cash equivalent but could be classified as other current assets. There was no dispute that the $30 million was owned by the Company and would be classified as part of current assets included in the consolidated financial statements.

The Company considered this issue to be an initial difference of opinion based on incomplete facts or preliminary information rather than a “disagreement” pursuant to Item 304(a)(1)(iv).

On February 15, 2021, RSM told the Chairman of the Company’s Audit Committee during a telephone call that RSM was resigning as the Company’s independent registered public accounting firm, effective immediately. RSM then advised the Chairman on the call that it was resigning as a result of being unable, despite repeated inquiries, to obtain sufficient appropriate audit evidence that would allow it to evaluate the business purpose of significant unusual transactions that occurred in the fourth quarter of 2020, including whether such transactions have been properly accounted for and disclosed in the consolidated financial statements subject to the Audit. RSM informed the Chairman that the unusual transactions concerned the Company’s gift card business in India. RSM asserts that on that call it further advised the Chairman that if this requested information was further investigated it might materially impact the fairness or reliability of the consolidated financial statements subject to the audit or affect RSMs willingness to be associated with the Company’s consolidated financial statements, but that since RSM had resigned, no further investigation would occur. The Chairman discussed with RSM the reasons for its resignation.

Promptly following the call between RSM and the Chairman of the Audit Committee, RSM sent the resignation letter dated February 15, 2021. RSM stated in its resignation letter that it was “resigning as a result of being unable, despite repeated inquiries, to obtain sufficient appropriate audit evidence that would allow it to evaluate the business purpose of significant unusual transactions that occurred in the fourth quarter of 2020, including whether such transactions have been properly accounted for and disclosed in the consolidated financial statements subject to the Audit.” RSM informed the Company that the unusual transactions concerned the Company’s gift card business in India. RSM also stated in its letter that it believed that the Company’s “internal control over financial reporting was not effective as of December 31, 2020 due to the identification of a material weakness. Specifically, management did not design or implement the necessary procedures and controls over the gift or prepaid card revenue transaction cycle sufficient to prevent or detect a material misstatement.” RSM further stated in the letter that, “because we have not completed the Audit, we cannot conclude on other control deficiencies that may rise to the level of a material weakness.”

Effective March 5, 2021, the Company engaged K G Somani & Co LLP (formerly K G Somani & Co.) (“KGS”), as our independent accountants for the year ending December 31, 2020. The Audit Committee made the decision to engage KGS.

The Company has not consulted with the KGS during our two most recent fiscal years or during any subsequent interim period prior to its appointment as our new independent accountants regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that KGS concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K). As a result of the resignation of RSM on February 15, 2021, the Company was unable to timely file its Annual Report on Form 10-K.

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

The audit committee of the Company decided to retain KPMG for valuation work and Ernst & Young for tax advice, tax provisioning and SOX internal control evaluation work for the years 2020 and 2021.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures: We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with United States generally accepted accounting principles.
We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, audit committee, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;
(2)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(3)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Internal

Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2021.

K G Somani & Co LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2021. K G Somani & Co LLP has issued their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Ebix, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Ebix, Inc. (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the company for the years then ended, and the related notes to the consolidated financial statements and our report dated March 9, 2022 expressed an unqualified opinion.
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
For K G Somani & Co LLP
PCAOB Registration ID: - 3199
ICAI FRN: - 006591N/N500377

/s/ B R Somani

B R Somani
Partner
Membership No.: - 080153 (UDIN:- 22080153AELJNS8740)

We have served the company's auditor since 2021.

New Delhi, India
March 9, 2022.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

ROBIN RAINA, 55, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix in October 1997 as our Vice President-Professional Services and was promoted to Senior Vice President-Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

Areas of Relevant Experience. Mr. Raina’s strategic direction for the Company and implementation of such direction has proven instrumental for the Company’s turnaround and growth.

HANS U. BENZ, 76, After receiving a master's degree at the “Swiss Harvard Business School” University of St. Gallen (HSG) in 1970, Hans Benz had a System- and Business-Engineer career for 40 years in many different positions. Mr. Benz joined Ebix as a director in 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process-oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.

Areas of Relevant Experience. Mr. Benz’s former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.
PAVAN BHALLA, 59, has been a director of Ebix since June 2004. He is currently the Chief Financial Officer of PwC's Global Mobility group, a specialized practice at PwC comprising over 5,700 dedicated Immigration and Tax professionals supporting multinational corporations globally. Previously, Mr. Bhalla was a Partner with FCM LLC, a consulting firm that serves the largest private equity firms in the world, from March 2019 to January 2021. Prior to that, from May 2017 to March 2019, he was President of Alight Solutions, a global provider of HR outsourced solutions.  From September 2011 to April 2017, he was with Aon Corporation and held a number of positions including the CEO of their HR Outsourcing business. Prior to this role, he was the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he held since October 2010. Prior to that, Mr. Bhalla served as Vice President for Hewitt Associates, and had been in this role since August 2006. Before the roles at Hewitt Associates and Harris Interactive, Mr. Bhalla served as the Senior Vice President-Finance of MCI Inc., a global telecommunications company, and supervised the financial management of MCI’s domestic business units. Prior to joining MCI in August 2003, Mr. Bhalla spent more than seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance from 1999 to 2002 and Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999. Mr. Bhalla holds a master’s degree in business administration from the University of Chicago’s Booth School of Business. He is also a registered Certified Public Accountant from Illinois.

Areas of Relevant Experience. Mr. Bhalla has extensive hands-on relevant experience in corporate finance and international business transactions. His extensive accounting and financial background qualifies him as an audit committee financial expert under applicable SEC and the Nasdaq Stock Market Marketplace Rules (the “Nasdaq Marketplace Rules”).

NEIL D. ECKERT, 59, has been a director of Ebix since 2005. Mr. Eckert is the founder and Chairman of Conduit Re, founded in November 2020 through the largest IPO start up in the history of the London Stock Exchange, raising over $1.05 billion. He also serves as the Executive Chairman of IncubEx, a company that specializes in the development of environmental commodity markets. He was also co-founder and Chief Executive Officer of Climate Exchange PLC until the sale of the company to Intercontinental Exchange in July 2010. Climate Exchange owned Chicago Climate exchange and European Climate exchange, which hosted over 90% of Global Carbon Emissions Trading Scheme volumes. Mr. Eckert was also previously the founding Chairman of Trading Emissions PLC, an Aim listed company that invested in carbon emissions reduction permits. Mr. Eckert was a co-founder of Benfield Group in 1988 and served on its board of directors until 1999. He founded Brit Insurance in 1995 and served as Chief Executive Officer until 2005 and served as Non-Executive Director of Arthur J. Gallagher UK Ltd until 2015. Mr. Eckert was founder and Chairman of Aggregated Micropower PLC, an Aim listed renewable energy developer until its sale in January 2020.

Areas of Relevant Experience. Mr. Eckert has an extensive background with experience operating as either the Chairman or CEO of public companies and has executive experience in strategic planning, hands-on understanding of the insurance industry, and sales and marketing. He has worked with seven companies that have undergone an intitial public offering process and has extensive M&A experience. Mr. Eckert has extensive experience in environmental markets and ESG-related matters.

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

ROLF HERTER, 58, has been a director of Ebix since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter’s practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of YSMA AG, Ostschweizerische Treuhandgesellschaft AG, Swiss Brand Partners AG, Ambu AG, FT Red Three AG, Global Sourcing Services AG, Alma Packaging AG, Alma Immobililen & Verwaltungs AG and Bank & Olufsen AG.

Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs.

PRIYANKA KAUL, 43, has been a director of Ebix since May 2021. Ms. Kaul is the founder and CEO of Sundays Forever, an Indian luxury travel property company. She has held various leadership positions in her career, including CEO of Forbes India and Division President of Network 18 Group (CNBC TV 19 and CNN TV 18) from 2018 - 2020, and as Chief Marketing and Revenue Officer at one of India's leading media groups, NDTV, from 1998 to 2018. Ms. Kaul pioneered multiple award-winning environmental campaigns for brands such as Toyota, Aircel, Cocal-Cola, Reckitt Benckiser and the Gates Foundation, among others.

Areas of Relevant Experience. Ms. Kaul has extensive experience as a CEO, sales and marketing executive, and corporate strategist within the travel and media industries.

HANS UELI KELLER, 69, has been a director of Ebix since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1995, and head of marketing from 1985 to 1992. He serves as chairman of the board of Helvetica Property Investors AG, Zurich, a real estate fund and asset management company.

Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.

Executive Officers

We have four executive officers:  Robin Raina, Steven M. Hamil, Leon d’Apice and James Senge, Sr. Information as to Mr. Raina is provided above.

STEVEN M. HAMIL, 53, joined the Company in April 2020 to serve as the Company's Corporate Executive Vice President and the Company's Global Chief Financial Officer. Prior to joining the Company and since 2013, Mr. Hamil served at Regions Financial Corporation as a Senior Vice President and Managing Director in the technology, media and communications and defense and governments services banking group. Prior to this position he served as Senior Vice President and Senior Client Manager at BBVA USA and its predecessor company, Compass Bancshares Inc., from 2010 to 2013. From 2000 to 2009, Mr. Hamil held multiple positions at Wachovia Capital Markets, LLC, the latest being a Director within the Loan Syndications/Leverage Finance group. Earlier in his career, Mr. Hamil was the Senior Vice President of Finance and Chief Accounting Officer at Movie Gallery, Inc., and held positions at Bank of America Corporation and Ernst & Young Global Limited. Mr. Hamil is a certified public accountant (inactive - State of Alabama) and holds both a B.S. in Business Administration (Accounting) from the University of Alabama (summa cum laude) and a Masters of Business Administration from Duke University's Fuqua School of Business.

LEON d’APICE, 65, was made an executive officer of the Company in 2012 He serves as the Company’s Corporate Executive Vice President and Managing Director – Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia business units.

JAMES SENGE, SR., 61, was made an executive officer of the Company in 2012. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008 when the Company acquired Acclamation Systems, Inc. ("Acclamation"). Mr. Senge had been employed by Acclamation since 1979. During his over 33 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.
Corporate Governance
The following table lists our three board committees, the directors who served on them as of the end of 2021 and the number of committee meetings held in 2021.

Name	Audit	Compensation	Corporate Governance and Nominating
Mr. Bhalla	C		M
Mr. Benz	M	M
Mr. Eckert		M	C
Mr. Herter			M
Mr. Keller	M	C
Mr. Raina
Mr. Hebard
Ms. Priyanka Kaul
2021 Meetings	7	9	1

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

It is the Company's policy that directors should attend each meeting of the Board of Directors and each meeting of the committees on which they serve. During 2021, the Company's full Board of Directors met five times, all of the meetings being conducted over telephonic conference calls due to the COVID-19 pandemic. Each member of the Board of Directors attended all of the regular meetings of the Board and the Board committees on which the director served and for which they were eligible to participate. In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the Chairman and Chief Executive Officer and sometimes with others pertinent members of management regarding matters of interest and concern to the Company.

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

Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee. The Audit Committee’s principal responsibility is to assist the Board in its general oversight of the Company’s financial reporting, internal controls, ethics compliance and audit functions. This committee is directly responsible for the appointment, compensation and oversight of the work of the Company’s independent public accounting firm, reviews the annual financial results and the annual audit of the Company’s consolidated financial statements and approves the inclusion of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K.

The Audit Committee assists the Board in monitoring:  (a) the integrity of our consolidated financial statements, (b) the effectiveness of our internal control over financial reporting, (c) the effectiveness of our disclosure controls, (d) the qualifications and independence of our independent registered public accounting firm, (e) the performance of our independent registered public accounting firm, and (f) our compliance with legal and regulatory requirements. The Audit Committee is also responsible for oversight of the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The Audit Committee’s charter provides that the Audit Committee review and approve related party transactions and conflicts of interest questions between Board members or senior management, on the one hand, and the Company, on the other hand (as defined and required by applicable securities laws, rules and regulations and the rules of the Nasdaq). The Audit Committee is also responsible for reviewing and monitoring compliance with the Company’s Code of Ethics for Senior Financial Officers. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, financial reporting, internal accounting controls or auditing matters and the confidential and anonymous submission by Company employees of concerns regarding accounting and auditing matters.

The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, holds the authority to approve or remove the independent registered public accounting firm and to pre-approve the audit and any non-audit service to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee has three members, who currently are Messrs. Bhalla (Chairman), Benz and Keller. After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the Nasdaq listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met seven times during 2021. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that during 2021 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis, except Mr. Benz had one Form 4 filed on December 9, 2021 which was due on December 1, 2021, Mr. Eckert had one Form 4 filed on December 8, 2021 which was due on December 3, 2021, Mr. Herter had one Form 4 filed on December 8, 2021 which was due on December 3, 2021, Mrs. Kaul had one Form 4 filed on December 7, 2021 which was due on December 3, 2021, and one Form 3 filed on May 11, 2021 which was due on May 10, 2021, Mr. Hebard had one Form 4 filed on December 7, 2021 which was due on December 3, 2021, Mr. Keller had one Form 4 filed on December 7, 2021 which was due on December 3, 2021, Mr. Hamil had one Form 4 filed on April 16, 2021 which was due on April 15, 2020, and one Form 3 filed on April 16, 2021 which was due on April 23, 2020, Mr. Senge had one Form 4 filed on February 1, 2021 which was due on January 29, 2021.

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

Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2021, the Compensation Committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the Compensation Committee believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the Company’s insurance services peer group and the market for executive-level personnel for public companies of similar size.

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

On April 10, 2019, the Company’s Board of Directors, upon recommendation from the Compensation Committee, announced that Mr. Raina's salary for 2019 and going forward is to be paid in shares of common stock of the Company. As a result, on January 2, 2020 the Company granted Mr. Raina 107,655 shares of restricted common stock, which represents his annual salary of $3,600,000 divided by $33.44, the closing price of the Company’s common stock on January 2, 2020. No grant of restricted common stock for base salary in 2021 was made to Mr. Raina.

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

On October 20, 2021 the Compensation Committee approved a retention bonus of $3.6 million to Mr. Raina for a defined three-year period. If Mr. Raina voluntarily resigns from his position he must immediately return any unearned amounts remaining under the three-year term. If Mr. Raina is terminated for any reason, all unearned remaining amounts will automatically become earned and vested.

Long-Term Incentives:

While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentives, such as stock options and restricted stock awards, is to link executive officer compensation with the long-term interests of the stockholders.

On July 20, 2020, the Compensation Committee, in consultation with the entire Board, granted 200,000 shares of restricted stock to Mr. Raina under the 2010 Plan as incentive compensation to recognize Mr. Raina's leadership in guiding the Company, especially related to the actions taken in the face of COVID-19. The shares vest over a three-year period. The first one-third of these awards vested on July 20, 2021 and the remaining two-thirds vest in quarterly installments over the next eight quarters.

Use of Compensation Consultants and Benchmarking

In June 2019, after much analysis of potential consulting firms, the Compensation Committee recommended, and the Board of Directors subsequently approved retaining Ernst & Young LLP ("EY") as a compensation consultant to assist with executive compensation matters. The EY study, completed in 2020, carried out a benchmarking study and assessed the overall trends in remuneration of positions comparable to that of a CEO and Independent Directors of the Company. The study looked at the key trends in terms of compensation components and structure, while covering organizations comparable in terms of sector, size and global spread of operations. The Compensation Committee accordingly finalized the compensation levels and opportunities that the Compensation Committee believed are competitive with the marketplace and provide appropriate retention and incentive value.

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

Recapture and Forfeiture Policies

Historically the Company has not had formal policies with respect to the adjustment or recapture of performance based awards where the financial measures on which such awards are based or to be based are adjusted for changes in reported results such as, but not limited to, instances where the Company’s consolidated financial statements are restated. The Compensation Committee does not believe that repayment should be required where the Plan participant has acted in good faith and the errors are not attributable to the participant’s gross negligence or willful misconduct. In such later situations, the Compensation Committee believes the Company has or will have available negotiated or legal remedies. However, the Compensation Committee may elect to take into account factors, such as the timing and amount of any financial restatement or adjustment, the amounts of benefits received, and the clarity of accounting requirements leading to any restatement in fixing of future compensation.

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

Compensation Committee Conclusion

Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company’s CEO and other executive officers with those of stockholders. The Compensation Committee believes that Ebix’s 2021 compensation program met these objectives. Likewise, based on our review, the Compensation Committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company’s CEO and other named executive officers in the aggregate to be reasonable and not excessive.

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

provided, however, that, (i) no additional SARs will accrue following the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, (ii) any accrued SARs will be forfeited if an Acquisition Event does not occur prior to the tenth anniversary of the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, and (iii) all of the SARs will be forfeited if Mr. Raina’s employment terminates for any other reason prior to the closing date of an Acquisition Event

In addition, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Amended SAR Agreement provides that the Company’s Board would determine annually whether a “shortfall” (as described below) exists as of the end of the immediately preceding fiscal year. In the event the Board determined that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, additional restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). Under the terms of the Amended SAR Agreement, a shortfall exists if the number of Mr. Raina’s Shares is less than 20% of the total of (a) the number of SARs, plus (b) the number of outstanding shares reported by the Company in its audited consolidated financial statements as of the end of the immediately preceding fiscal year, minus (c) the number of shares paid, awarded or otherwise received by Mr. Raina from the Company as compensation after April 10, 2018, including any shares received as a result of Mr. Raina exercising stock options granted after April 10, 2018 or the grant or vesting of restricted stock or settlement of RSUs granted to Mr. Raina after April 10, 2018, but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants. Under the terms of the Amended SAR Agreement, if the Board elects to make a Shortfall Grant in respect of such shortfall, such SARs would have been subject to the same terms and conditions as the SARs initially granted under the Amended SAR Agreement. If the Board elects to make a Share Grant in respect of such shortfall, such restricted shares or restricted stock units will have such terms and conditions as determined by the Board, but generally will follow the terms of the restricted shares or restricted stock units granted to other executives of the Company at or about the time of such Share Grant, but no Share Grant would have vested more rapidly than one-third of such Share Grant prior to the first anniversary of the grant date, with the remainder vesting in eight equal quarterly installments following the first anniversary of the grant date.

Stockholder Advisory Vote

At the last Annual Meeting of Stockholders, approximately 51% of the votes cast by the Ebix stockholders present in person or by proxy and entitled to vote at the Annual Meeting and on the proposal were cast in support of the compensation of the Company’s named executive officers, as discussed and disclosed in the proxy statement. The Board and the Compensation Committee appreciate and value the views of our stockholders.

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
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total
Robin Raina, President,	2021	$—	3,600,000	(2)	—	—	—	4,350	(4)	$3,604,350
Chief Executive Officer	2020	$—	—		7,960,000	—	—	—		$7,960,000
and Chairman of the Board	2019	$—	2,000,000	(3)	4,200,000	—	1,584	6,000	(4)	$6,207,584
Steven M. Hamil,	2021	$325,000	150,000		150,000	—	—	2,100	(5)	$627,100
Corporate Executive Vice President and Global Chief Financial Officer	2020	$231,250	—		500,000	—	—	2,438	(5)	$733,688
Graham Prior,	2021	$80,783	—		—	—	—	—	(6)	$80,783
Corporate Senior	2020	$161,964	—		—	—	—	—	(6)	$161,964
Vice President	2019	$159,863	—		—	—	—	—	(6)	$159,863
Leon d'Apice,	2021	$217,880	—		—	—	—	16,259	(7)	$234,139
Managing Director-	2020	$207,197	—		—	—	—	17,715	(7)	$224,912
Ebix Australia Group	2019	$208,706	—		—	—	—	25,650	(7)	$234,356
Ash Sawhney, President - Insurance Solutions, North America	2021	$300,000	—		—	—	—	4,154		$304,154
James Senge, Sr.,	2021	$225,000	—		—	—	—	3,375	(8)	$228,375
Senior Vice President	2020	$225,000	—		—	—	—	3,375	(8)	$228,375
EbixHealth	2019	$225,000	—		—	—	—	2,337	(8)	$227,337

Footnotes
(1)	These amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock compensation, based on the stock price on the date of grant.
(2)	2021 bonus of $3,600,000 was paid in cash as a retention bonus with a three-year tenure. If Mr. Raina resigns during the three-year period ending October 20, 2024 he will be required to repay any unearned portion of the bonus paid based on the remaining period of the three-year tenure of the retention bonus.
(3)	2018 bonus of $2,000,000 was earned in 2018 and paid in 2019.
(4)	In 2021, the amount includes a Company matching contribution to a 401(k)/Retirement Plan of $4,350. In 2019, the amount includes $6,000 allowance for miscellaneous business and travel expense.
(5)	Mr. Hamil's base salary is $325,000. Mr. Hamil has started for Ebix April 13, 2020, and his salary shown for 2020 is prorated. In 2021 and 2020, the amount includes a Company matching contribution to a 401(k)/Retirement Plan of $2,100 and $2,438, respectively.
(6)	Mr. Prior was compensated in Singapore Dollars. For 2021, all sums were derived by using the exchange rate as of December 31, 2021 of 0.7411. For 2020, all sums were derived by using the exchange rate as of December 31, 2020 of 0.74295. For 2019, all sums were derived by using the exchange rate as of December 31, 2019 of 0.7333. Mr Prior departed Ebix June 30, 2021, and the amount shown for 2021 is prorated.
(7)	Mr. d’Apice was compensated in Australian Dollars. For 2021, all sums were derived by using the exchange rate as of December 31, 2021 of 0.726267. For 2020, all sums were derived by using the exchange rate as of December 31, 2020 of 0.690656. For 2019, all sums were derived by using the exchange rate as of December 31, 2019 of 0.6957. His compensation includes a Company matching contribution to a 401(k)/Retirement Plan.
(8)	Mr. Senge's base salary is $225,000, his compensation includes a Company matching contribution to a 401(k)/Retirement Plan.

Grants of Plan-Based Awards for 2021

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Robin Raina		—	—	—	—	—	—	$—
Steven M. Hamil	5/19/21	—	—	—	5,527	—	—	$150,000
Graham Prior		—	—	—	—	—	—	$—
Leon d' Apice		—	—	—	—	—	—	$—
James Senge, Sr		—	—	—	—	—	—	$—

Outstanding Equity Awards at 2021 Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)		($)	(#)	($)
Robin Raina	—	—	—	—	—	169,164	(1)	$5,142,586	—	$—
Steven M. Hamil	—	—	—	—	—	20,743	(2)	$630,587	—	$—
Graham Prior	—	—	—	—	—	—		$—	—	$—
Leon d'Apice	—	—	—	—	—	—		$—	—	$—
James Senge, Sr.	—	—	—	—	—	—		$—	—	$—

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 13,541 shares of Company common stock on January 7, 2019 of which 1,131 shares were unvested as of December 31, 2021; (ii) a grant of 54,870 shares of Company common stock on April 10, 2019 of which 4,573 shares were unvested as of December 31, 2021; (iii) a grant of 23,247 shares of Company common stock on April 10, 2019 of which 1,937 shares were unvested as of December 31, 2021; (iv) a grant of 107,655 shares of Company common stock on January 2, 2020 of which 44,856 shares were unvested as of December 31, 2021; and (v) a grant of 200,000 shares of Company common stock on July 30, 2020, of which 116,667 shares were unvested as of December 31, 2021.

(2)
Steven Hamil has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 30,432 shares of Company common stock on April 13, 2020 of which 15,216 shares were unvested as of December 31, 2021; (ii) a grant of 5,527 shares of Company common stock on May 19, 2021 of which 5,527 shares were unvested as of December 31, 2021.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Vested	Value Realized on
Name	on Exercise	Exercise		Vesting
(a)	(#)	($) (1)	(#)	($) (2)
Robin Raina	—	$—	176,683	$5,738,304
Steven M. Hamil	—	$—	15,216	$453,843
Graham Prior	—	$—	—	$—
Leon d'Apice	—	$—	—	$—
James Senge	—	$—	—	$—

(1)	Reflects the excess of the fair market value of the shares at the time of exercise over the exercise price of the options.
(2)	Reflects the fair market value of the shares on the vesting date.

Pension Benefits and Nonqualified Deferred Compensation
The Company does not sponsor or maintain any tax-qualified defined benefit plans, supplemental executive retirement plans or nonqualified deferred compensation plans.

Potential Payments for Mr. Raina Upon a Change of Control

Below is the description of severance payments that Mr. Raina would have received under the Amended SAR Agreement had certain events occurred in 2021.  As mentioned previously, no member of senior management other than Mr. Raina has an employment or severance agreement. Except as described below for Mr. Raina, upon a termination or change of control, each of the executive officers will receive only the unpaid portion of their salary and benefits through the date of termination. No severance payments, acceleration of equity vesting, or other special payments will be due to such executive officers, regardless of the circumstances of the termination.

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

Annually, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Board shall determine whether a “shortfall” (as defined in the April SAR Agreement) existed as of the end of the immediately preceding fiscal year. In the event the Board determines that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). A “shortfall” will exist if the number of Mr. Raina’s shares is less than 20% of the total of (a) the number of SARs, plus (b) the number of outstanding shares reported by the Company in its audited consolidated financial statements as of the end of the immediately preceding fiscal year, minus (c) the number of shares paid, awarded or otherwise received by Mr. Raina from the Company as compensation after April 10, 2018, including any shares received as a result of Mr. Raina exercising stock options granted after April 10, 2018 or the grant or vesting of restricted stock or settlement of RSUs granted to Mr. Raina after April 10, 2018, but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants.

No Shortfall Grant was made for 2021. As a result, in the event that an Acquisition Event had occurred on December 31, 2021, and assuming that the Company received Net Proceeds of $30.40 per share (the closing price of the Company’s common stock on December 31, 2021), Mr. Raina would have received a $133.7 million payment upon the Acquisition Event.

Pay Ratio Disclosure

On August 5, 2015, the SEC adopted new rules implementing the pay ratio disclosure requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). These rules require reporting companies to disclose the ratio of the annual compensation of the company's median employee to the annual compensation of its principal executive officer.

The 2021 annual total compensation of our CEO Mr. Raina was $3.6 million, which includes the retention bonus granted in 2021. The 2021 annual total compensation of our median compensated employee for all India and India lead locations was $4,037, and the ratio of those amounts is 892 to 1. The 2021 annual total compensation of our median compensated U.S. employee was $77,660 and the ratio of those amounts is 46 to 1. The 2021 annual total compensation of our median compensated employee for all international locations, excluding India and India lead businesses, was $21,544, and the ratio of those amounts is 167 to 1. The 2021 annual total compensation of our median compensated employee for all U.S. and international locations, excluding India and India lead businesses, was $47,968, and the ratio of those amounts is 75 to 1. For purposes of identifying the median compensated employee, we took into account salary, bonus, and fair market value of the restricted stock grants on the grant date during the year for all our employees as of December 31, 2021. We annualized this compensation for employees who did not work the entire year, except for employees designated as seasonal or temporary.

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

Director Compensation

On December 1, 2021, the Board granted the seven non-employee directors options to purchase 6,000 shares of common stock, of which one-fourth will vest on December 1, 2022, and the remaining options will vest ratably each quarter in the years 2023, 2024 and 2025. On December 17, 2020, the Board granted the six non-employee directors options to purchase 6,000 shares of common stock of which one-fourth will vest on December 17, 2021, and the remaining options will vest ratably each quarter in the years 2022, 2023 and 2024. In addition, each non-employee director received an annual cash retainer of $25,000 during 2021. Mr. Keller received an additional cash retainer of $16,000 for serving as the Compensation Committee Chairman and $8,000 for serving on the Audit Committee. Mr. Benz received an additional cash retainer of $8,000 for serving on the Audit Committee and $8,000 for serving on the Compensation Committee. Mr. Bhalla received an additional cash retainer of $32,000 for serving as the Audit Committee Chairman and $8,000 for serving on the Audit Committee.

2021 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards ($)	Total ($)
Pavan Bhalla	$65,000	$93,193	$158,193
Hans Ueli Keller	49,000	93,193	142,193
Hans U. Benz	41,000	93,193	134,193
Neil D. Eckert	25,000	93,193	118,193
Rolf Herter	25,000	93,193	118,193
George Hebard, III	25,000	93,193	118,193
Priyanka Kaul*	16,667	93,193	109,860
*Director since May 2021, fees earned for eight months

The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2021:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	36,000
Hans Ueli Keller	36,000
Hans U. Benz	36,000
Neil D. Eckert	36,000
Rolf Herter	36,000
George Hebard, III	30,000
Priyanka Kaul	6,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2021, we maintained the 2010 Ebix Equity Incentive Plan and the 2020 Ebix Equity as approved by our stockholders. The table below provides information as of December 31, 2021 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights		Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
-2010 Stock Incentive Plan	141,000		$47.66	—
-2020 Stock Incentive Plan	78,000		32.85	4,913,021
Equity Compensation Plans Not Approved by Security Holders	5,953,975	(1)	N/A	N/A
Total	6,172,975		$42.38	4,913,021
(1) These are the SARs granted to Mr. Raina under the Amended SAR Agreement

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Current Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Robin Raina(3)	4,309,204	13.9%
Neil D. Eckert(4)	118,612	*
Rolf Herter(5)	96,021	*
Leon d’Apice(6)	89,978	*
Hans Ueli Keller(7)	45,146	*
Hans U. Benz(8)	25,627	*
Pavan Bhalla(9)	100,091	*
James S. Senge, Sr.(10)	12,221	*
Priyanka Kaul(11)	—	*
George Hebard(12)	57,500	*
Steven M. Hamil(13)	28,920	*
Directors and executive officers as a group (11 persons)(14)	4,883,320	15.8%

Other Beneficial Holders
Blackrock Inc. (15)	3,975,263	12.9%
The Vanguard Group (16)	2,768,385	9.0%
Steven D. Lebowitz(17)	1,775,371	5.7%
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

(2) In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days held by such individual or group, but are not deemed outstanding by any other person or group. Percentage is based on 30,904,811 shares of our common stock outstanding as of February 28, 2022.

(3) Mr. Raina’s ownership includes: (a) 4,092,140 shares of restricted stock and (b) 217,064 shares held as trustee for the Robin Raina Foundation, a 501(c) charity organization, which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company and to which Mr. Raina disclaims any beneficial ownership. The Federal Tax ID Number for the foundation is 51-0497387. The address of Mr. Raina is 1 Ebix Way, Johns Creek, Georgia 30097.

(4) Mr. Eckert’s ownership includes options to purchase 20,625 shares of our common stock which are exercisable as of February 28, 2022, or that will become exercisable within 60 days after that date. The address of Mr. Eckert is 62 Bishopsgate Lime Street, London EC2N 4AW, UK.

(5) Mr. Herter’s ownership includes options to purchase 20,625 shares of our common stock which are exercisable as of February 28, 2022, or that will become exercisable within 60 days after that date. The address of Mr. Herter is Carl Spitteler Str. 31 8053 Zürich, Switzerland.

(6) The address of Mr. d’Apice is 197 Foreshore Dr. Corlette NSW 2315, Australia.
(7) Mr. Keller’s ownership includes options to purchase 20,625 shares of our common stock which are exercisable as of February 28, 2022, or that will become exercisable within 60 days after that date. The address of Mr. Keller is Oberkreuzbuche 2 6315 Oberägeri, Switzerland.

(8) Mr. Benz’s ownership includes options to purchase 20,625 shares of our common stock which are exercisable as of February 28, 2022, or that will become exercisable within 60 days after that date. The address of Mr. Benz is Seehofstrasse 13 6314 Zug, Switzerland.

(9) Mr. Bhalla’s ownership includes options to purchase 20,625 shares of our common stock which are exercisable as of February 28, 2022, or that will become exercisable within 60 days after that date. The address of Mr. Bhalla is 4415 Bancroft Valley, Johns Creek, Georgia 30022.

(10) The address of Mr. Senge is 1629 Seegar Road, Pittsburgh, Pennsylvania 15241.
(11) The address of Ms. Kaul is EG-1/2, Garden Estate, Near Guru Drona Metro Station, Gurugram, Haryana, India.
(12) Mr. Hebard’s ownership includes options to purchase 16,500 shares of our common stock which are exercisable as of February 28, 2022, or that will become exercisable within 60 days after that date. The address of Mr. Hebard is 56 East 87th St, Apt 5DC, New York, New York 10128.

(13) Includes 28,920 shares of restricted stock. The address of Mr. Hamil is 1 Ebix Way, Johns Creek, Georgia 30097.
(14) Includes options to purchase 119,625 shares of our common stock which are exercisable as of February 28, 2022, or that will become exercisable within 60 days after that date.
(15) Ownership consists of shares of our common stock beneficially owned by Blackrock, Inc. and its wholly-owned subsidiaries (“Blackrock”) as disclosed on its Schedule 13G/A filed with the SEC on January 27, 2022. The address of Blackrock is 55 East 52nd Street, New York, New York 10055.

(16) Ownership consists of shares of our common stock beneficially owned by The Vanguard Group, Inc. and its wholly-owned subsidiaries (collectively, “Vanguard”), as disclosed on Vanguard’s joint schedule 13G/A filed with the SEC on February 9, 2022. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(17) Ownership consists of shares of our common stock beneficially owned by Steven D. Lebowitz, the Lebowitz Family Stock, LLC, Deborah P. Lebowitz, Lauren Lebowitz Salem, Robert Lebowitz, Kathryn Lebowitz Silverberg Andrew Lebowitz, Ashley Lebowitz, Leonard S. Pearlstein, Susan Pearlstein and Debra Paul, as disclosed on a joint Schedule 13G/A filed with the SEC on February 8, 2022. The address of Steven D. Lebowitz is 439 North Bedford Drive, Beverly Hills, CA 90210.

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
Rahul Raina is the Company’s Corporate Vice President Sales Ebix RCS & A.D.A.M. International Business Development and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During each of 2021 and 2020 he was paid a salary of $150,000, respectively, and received zero cash bonus. He received no share-based compensation awards in either 2021 or 2020.
During the year ended December 31, 2021 and 2020, Ebix did not donate to the Robin Raina Foundation, a non-profit 501(c) charity in support of the cause of building and providing homes for the severely underprivileged in India.

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

The Board has determined that, as of January 1, 2021, the following six of the Company’s directors are independent under the Nasdaq Marketplace Rules: Messrs. Benz, Bhalla, Eckert, Hebard, Herter, and Keller. Mr. Raina, as a management director, participates in the Board’s activities and provides valuable insight and advice. Priyanka Kaul, who was named as a director in May 2021 was also determined by the Board to be independent at the time of her appointment.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Independent Registered Public Accounting Firm

As previously disclosed, RSM resigned as the Company's independent auditor on February 15, 2021 without completing the 2020 audit. On March 5, 2021 the Audit Committee appointed KGS to audit the Company's consolidated financial statements for the fiscal year 2020. RSM served as the Company's registered public accountants for the year ended December 31, 2019.

    The following tables presents fees billed for professional services rendered for the audit of our annual financial statements for 2021 and 2020:

Services Rendered by K G Somani & Co LLP	2021	2020
Audit Fees (1)	$682,500	$450,000
Audit Related Fees (2)	$—	$—
Tax Compliance Service Fees	$—	$—
All Other Fees (3)	$—	$—

Services Rendered by RSM US LLP	2021	2020
Audit Fees (1)	$—	$1,006,655
Audit Related Fees (2)	$—	$—
Tax Compliance Service Fees	$—	$—
All Other Fees (3)	$—	$—

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    (a) 1. Financial Statements
    The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 3199).
•Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.
•Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.
•Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:
•Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, December 31, 2020, and December 31, 2019.
•Schedules other than those listed above have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
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

3.5	Certificate of Designation of Series Y Convertible Preferred Stock (filed as Exhibit 3.1 to Ebix’s Current Report on Form 8-K filed on July 25, 2019 and incorporated herein by reference).
4.1	Description of capital stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).
10.1**	Ebix, Inc. 2020 Stock Incentive Plan (incorporated by reference to Appendix A of the Company's Schedule 14A filed on August 19, 2020).
10.2**	Ebix, Inc. 2010 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed October 8, 2010).
10.3**	Form of Restricted Stock Agreement under the Company's 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2005).
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

21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP
23.2*	Consent of K G Somani & Co LLP
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

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
Date: March 9, 2022
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 9, 2022
(Robin Raina)
/s/ STEVEN M. HAMIL	Chief Financial Officer (principal financial and accounting officer)	March 9, 2022
(Steven M. Hamil)
/s/ HANS U. BENZ	Director	March 9, 2022
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 9, 2022
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 9, 2022
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 9, 2022
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 9, 2022
(Hans Ueli Keller)
/s/ GEORGE W. HEBARD III	Director	March 9, 2022
(George W. Hebard III)
/s/ Priyanka Kaul	Director	March 9, 2022
(Priyanka Kaul)

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2021, December 31, 2020 and December 31, 2019
Allowance for doubtful accounts receivable (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$22,691	$21,696	$6,969
Provision (benefit) for doubtful accounts	(2,334)	1,749	12,325
Write-off of accounts receivable against allowance	(483)	(754)	(2,290)
Other (opening balance adjustments on acquisitions)	—	—	4,692
Ending balance	$19,874	$22,691	$21,696

Valuation allowance for deferred tax assets (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$(2,160)	$(3,288)	$(2,031)
Decrease (increase)	1,161	1,128	(1,257)
Ending balance	$(999)	$(2,160)	$(3,288)