Form 10-Q
period 2022-03-31
EBIX INC
filed 2022-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2022 the number of shares of common stock outstanding was 30,904,811.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating revenue	$286,253	$290,053

Operating expenses:
Cost of services provided	210,843	220,358
Product development	10,258	9,545
Sales and marketing	3,765	3,827
General and administrative, net	26,913	21,337
Amortization and depreciation	4,364	3,800
Total operating expenses	256,143	258,867

Operating income	30,110	31,186
Interest income	62	8
Interest expense	(10,251)	(8,079)
Non-operating (loss) income	(734)	(1)
Foreign currency exchange gain (loss)	894	(625)
Income before income taxes	20,081	22,489
Income tax (expense) benefit	(1,704)	(1,202)
Net income including noncontrolling interest	18,377	21,287
Net loss attributable to noncontrolling interest	(814)	(304)
Net income attributable to Ebix, Inc.	$19,191	$21,591

Basic earnings per common share attributable to Ebix, Inc.	$0.62	$0.71

Diluted earnings per common share attributable to Ebix, Inc.	$0.62	$0.70

Basic weighted average shares outstanding	30,712	30,558

Diluted weighted average shares outstanding	30,762	30,731

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net income including noncontrolling interest	$18,377	$21,287
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,284)	(3,919)
Total other comprehensive income (loss)	(11,284)	(3,919)
Comprehensive income	7,093	17,368
Comprehensive loss attributable to noncontrolling interest	(814)	(304)
Comprehensive income attributable to Ebix, Inc.	$7,907	$17,672

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$75,943	$99,625
Receivables from service providers	1,981	1,352
Short-term investments	16,194	16,463
Restricted cash	10,100	9,080
Fiduciary funds - restricted	1,799	2,046
Trade accounts receivable, less allowances of $19,225 and $19,874, respectively	151,793	153,609
Other current assets	81,759	84,389
Total current assets	339,569	366,564

Property and equipment, net	61,740	54,359
Right-of-use assets	9,853	10,051
Goodwill	931,558	939,249
Intangibles, net	44,134	46,795
Indefinite-lived intangibles	16,647	16,647
Capitalized software development costs, net	23,253	21,565
Deferred tax asset, net	101,100	84,514
Other assets	32,165	33,505
Total assets	$1,560,019	$1,573,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,785	$86,181
Payables to service agents	4,989	6,296
Accrued payroll and related benefits	10,367	11,360
Working capital facility	1,824	5,607
Fiduciary funds - restricted	1,799	2,046
Revolving line of credit	439,402	—
Short-term debt	1,122	1,954
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $1,489 and $1,635, respectively	204,939	28,577
Contract liabilities	41,033	33,164
Lease liability	3,366	3,173
Other current liabilities	28,844	26,837
Total current liabilities	813,470	205,195

Revolving line of credit	—	439,402
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $0 and $261, respectively	266	184,676
Contingent liability for accrued earn-out acquisition consideration	2,516	2,557
Contract liabilities	8,557	8,193
Lease liability	6,844	7,139
Deferred tax liability, net	1,150	1,150
Other liabilities	21,957	25,383
Total liabilities	854,760	873,695

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,722,267 issued and outstanding, at March 31, 2022, and 30,683,393 issued and outstanding at December 31, 2021	3,072	3,068
Additional paid-in capital	15,994	15,068
Retained earnings	776,081	759,208
Accumulated other comprehensive loss	(133,306)	(122,022)
Total Ebix, Inc. stockholders’ equity	661,841	655,322
Noncontrolling interest	43,418	44,232
Total stockholders’ equity	705,259	699,554
Total liabilities and stockholders’ equity	$1,560,019	$1,573,249

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2022	30,683,393	$3,068	$15,068	$759,208	$(122,022)	$44,232	$699,554
Net income attributable to Ebix, Inc.	—	—	—	19,191	—	—	19,191
Net loss attributable to noncontrolling interest	—	—	—	—	—	(814)	(814)
Cumulative translation adjustment	—	—	—	—	(11,284)	—	(11,284)
Vesting of restricted stock	39,981	4	(4)	—	—	—	—
Share based compensation	—	—	964	—	—	—	964
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(1,107)	—	(34)	—	—	—	(34)
Common stock dividends paid, $0.075 per share	—	—	—	(2,318)	—	—	(2,318)
Balance, March 31, 2022	30,722,267	$3,072	$15,994	$776,081	$(133,306)	$43,418	$705,259

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2021	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104
Net income attributable to Ebix, Inc.	—	—	—	21,591	—	—	21,591
Net loss attributable to noncontrolling interest	—	—	—	—	—	(304)	(304)
Cumulative translation adjustment	—	—	—	—	(3,919)	—	(3,919)
Vesting of restricted stock	43,990	4	(4)	—	—	—	—
Share based compensation	—	—	1,358	—	—	—	1,358
Common stock dividends paid, $0.075 per share	—	—	—	(2,321)	—	—	(2,321)
Balance, March 31, 2021	30,559,324	$3,056	$12,480	$719,574	$(105,422)	$46,821	$676,509

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$19,191	$21,591
Net loss attributable to noncontrolling interest	(814)	(304)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	4,364	3,800
Provision (benefit) for deferred taxes	(17,583)	(3,056)
Share-based compensation	964	1,358
(Benefit) provision for doubtful accounts	(360)	(2,060)
Amortization of right-of-use assets	892	1,295
Amortization of capitalized software development costs	755	813
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	901	(2,339)
Receivables from service providers	(629)	2,275
Payables to service agents	(1,307)	(1,615)
Other assets	3,114	(6,768)
Accounts payable and accrued expenses	(9,357)	(11,277)
Accrued payroll and related benefits	(1,159)	(1,076)
Contract liabilities	8,370	4,517
Lease liabilities	(813)	(944)
Other liabilities	(962)	2,368
Net cash provided by operating activities	5,567	8,578

Cash flows from investing activities:
Capitalized software development costs	(2,666)	(1,683)
Maturities (purchases) of unrestricted marketable securities, net	457	2,335
Capital expenditures	(9,303)	(270)
Net cash (used in) provided by investing activities	(11,512)	382

Cash flows from financing activities:
Principal payments of term loan obligation	(8,402)	(5,648)
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(34)	—
Dividend payments	(2,318)	(2,321)
Payments of debt obligations, net	(832)	(62)
Payments of working capital facility, net	(3,707)	(4,589)
Payments of financing lease obligations, net	(53)	(47)
Net cash used in financing activities	(15,346)	(12,667)
Effect of foreign exchange rates on cash	(1,088)	(1,379)
Net change in cash and cash equivalents, and restricted cash	(22,379)	(5,086)
Cash and cash equivalents, and restricted cash at the beginning of the period	114,764	120,213
Cash and cash equivalents, and restricted cash at the end of the period	$92,385	$115,127
Supplemental disclosures of cash flow information:
Interest paid	$11,006	$7,505
Income taxes paid	$15,379	$9,695
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

         During the three months ended March 31, 2022, there were 1,107 shares, totaling $34 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
         During the three months ended March 31, 2021, there were no shares used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business — Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, Thailand, the United Arab Emirates, and the United Kingdom. International revenue accounted for 86.4% and 86.9% of the Company’s total revenue for the three months ended March 31, 2022 and 2021, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2022. The condensed consolidated December 31, 2021 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during those reporting periods. Management has made material estimates primarily with respect to revenue recognition and contract liabilities, accounts receivable, acquired intangible assets, annual impairment reviews of goodwill and indefinite-lived intangible assets, contingent earn out liabilities in connection with business acquisitions, and the provision for income taxes. Actual results may be different from those estimates.
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
Short-Term Investments — The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $16.2 million and $16.5 million at March 31, 2022 and December 31, 2021, respectively.

Restricted Cash — The carrying value of our restricted cash in current assets was $10.1 million and $9.1 million at March 31, 2022 and December 31, 2021, respectively. The March 31, 2022 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our India operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of
	March 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$75,943	$99,578
Restricted cash	10,100	8,114
Restricted cash included in other long-term assets	6,342	7,435
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$92,385	$115,127

Fiduciary Funds - Restricted — Due to EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $1.8 million and $2.0 million at March 31, 2022 and December 31, 2021, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising — Advertising costs amounted to $1.9 million for the three month period ended March 31, 2022, and $1.6 million for the three month period ended March 31, 2021. The costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of income. The Company expenses advertising costs as incurred.
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

    As of March 31, 2022, the Company had the following financial instruments to which it had to both consider fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at March 31, 2022 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit, and term loan debt. The Company believes that the estimated fair value of such instruments at March 31, 2022 and December 31, 2021 approximates their carrying value as reported on the Company's condensed consolidated balance sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.5 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$22,551	$—	$22,551	$—
Mutual funds (recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	102	102	—	—
Total assets measured at fair value	$22,653	$102	$22,551	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,516	$—	$—	$2,516
Total liabilities measured at fair value	$2,516	$—	$—	$2,516

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2022, there were no transfers between fair value Levels 1, 2, or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.3 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$31,676	$—	$31,676	$—
Mutual funds	167	167	—	—
Total assets measured at fair value	$31,843	$167	$31,676	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,557	$—	$—	$2,557
Total liabilities measured at fair value	$2,557	$—	$—	$2,557

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2021, there were no transfers between fair value Levels 1, 2, or 3.

    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2022 and during the year ended December 31, 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	March 31, 2022	December 31, 2021
	(In thousands)

Beginning balance	$2,557	$—

Total remeasurement adjustments:
Remeasurement against goodwill	—	2,560
Foreign currency translation adjustments **	(41)	(3)

Acquisitions and settlements
Business settlements	—	—

Ending balance	$2,516	$2,557

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$—

** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at March 31, 2022	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,516	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,557	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
    As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts, as developed by the relevant members of Company's management team and considers the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses. During 2021, certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses or as a result of finalizing purchase price allocations that were previously preliminary.

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
EbixCash Exchanges ("EbixCash")

    EbixCash revenues are primarily derived from the sales of prepaid gift cards and consideration paid by customers for financial transaction services, including services for transferring or exchanging money. The significant majority of EbixCash revenue is for a single performance obligation and is recognized at a point in time. These revenues vary by transaction based upon channel, send and receive locations, the principal amount sent, whether the money transfer involves different send and receive currencies, and speed of service, as applicable.

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

Gift Cards

    EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents, and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $130). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards, and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at March 31, 2022 totaled approximately $12.8 million and are recorded as deferred revenues in the financial results.

EbixCash Travel Exchanges

    EbixCash Travel revenues are primarily derived from commissions and transaction fees received from various travel providers and international exchanges involved in the sale of travel to the consumer. EbixCash Travel revenue is for a single performance obligation and is recognized at a point in time. Travel revenues include: (i) reservation commissions, segment fees from global travel exchange providers, and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our reservation services; (ii) ancillary fees, including travel insurance-related revenues and certain reservation booking fees; and (iii) credit card processing rebates and customer processing fees. EbixCash Travel services include the sale of hotel rooms, airline tickets, bus tickets, and train tickets. EbixCash’s Travel revenue is also derived from ticket sales, wherein the commissions payable to EbixCash Travel, along with any transaction fees paid by travel providers and travel exchanges, is recognized as revenue after completion of the service. The transaction price on such services is agreed upon at the time of the purchase.

    EbixCash Travel revenue for the corporate meetings, incentives, conferences, and exhibitions ("MICE") packages is recognized at full purchase value at the completion of the obligation, with the corresponding costs recorded under cost of services provided. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

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

EbixCash Technology Services

    EbixCash also offers on-demand technology to various providers in the area of lending, wealth and asset management, and travel across the world. Additionally, EbixCash provides IT and call center outsourcing services to companies in a variety of industries, both in India and globally. The EbixCash technology software solutions are generally delivered on a SaaS subscription and/or transaction based pricing model. Please see below under "Insurance Exchanges" a description of revenue recognition policies for SaaS, Subscription and Transaction Fees, which are similar to how EbixCash technology software solutions revenues are recognized. For IT and call center outsourcing services provided by EbixCash businesses, revenues are generally recognized on a time and materials or fixed fee basis. Revenues for time and materials are recognized as such services are rendered, while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.
Insurance Exchanges

    Insurance Exchanges revenues are primarily derived from consideration paid by customers related to our SaaS platforms, related services and the licensing of software. A typical contract for our SaaS platform will also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Set-up and customization services related to our SaaS platforms are not considered to be distinct from the usage fees associated with the SaaS platform and, accordingly, are accounted for as a single performance obligation. These services, along with the usage or transaction fees, are recognized over the contract duration, which considers the significance of the upfront fees in the context of the contract and which may, therefore, exceed the initial contracted term. A customer's transaction volume tends to remain fairly consistent during the contract period without significant fluctuations. The invoiced amount is a reasonable approximation of the revenue that would be allocated to the related period under the variable consideration guidelines in ASC 606-10-32-40. To the extent that a SaaS contract includes subscription services or professional services, apart from the upfront customization, these are considered separate performance obligations. The Company also has separate software licensing (on premise/perpetual), unrelated to the SaaS platforms, which is recognized at a point in time when the license is transferred to the customer.
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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Revenue:	2022	2021
	(In thousands)
India*	$225,889	$231,541
United States	38,853	38,066
Australia	9,042	9,684
Europe	4,205	4,104
Latin America	3,926	3,098
Canada*	1,173	1,150
Singapore*	938	1,069
Indonesia*	749	405
Philippines*	684	444
New Zealand	453	492
United Arab Emirates*	341	—
	$286,253	$290,053

*Includes India led businesses for which total revenue was $227.9 million for the three months ended March 31, 2022, and $232.6 million for the three months ended March 31, 2021.

The Company’s revenues are derived from three product/service groups: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions.
    Presented in the table below is the breakout of our revenue groups for each of those product/service channels for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
EbixCash Exchanges	224,152	230,347
Insurance Exchanges	43,764	42,770
Risk Compliance Solutions	18,337	16,936
Totals	$286,253	$290,053

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At March 31, 2022 and December 31, 2021, the Company had $405 thousand and $910 thousand, respectively, of contract costs in “Other current assets” and $903 thousand and $912 thousand, respectively, in “Other assets” on the Company's condensed consolidated balance sheets.

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,822	$1,630
Costs recognized from the beginning balance	(618)	(534)
Additions, net of costs recognized	104	726
Balance, end of period	$1,308	$1,822

Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $7.4 million and $6.3 million of contract liabilities were included in billed accounts receivable as of March 31, 2022 and December 31, 2021, respectively.
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

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Balance, beginning of period	$41,357	$40,930
Revenue recognized from beginning balance	(16,660)	(30,922)
Additions, net of revenue recognized and currency translation	24,893	31,349
Balance, end of period	$49,590	$41,357

Accounts Receivable and the Allowance for Doubtful Accounts — As of March 31, 2022, reported accounts receivable of $151.8 million (net of $19.2 million allowance for doubtful accounts receivable) includes $46.3 million of contract assets. As of December 31, 2021, reported accounts receivable of $153.6 million (net of $19.9 million allowance for doubtful accounts receivable) includes $50.1 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt expense (recovery) in the amount of $(360) thousand for the three month period ended March 31, 2022, and $(2.1) million for the three month period ended March 31, 2021.

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
Costs of Services Provided — Costs of services provided consist of data processing costs, customer support costs (including personnel costs to maintain our proprietary databases), costs to provide customer call center support, hardware and software expense associated with transaction processing systems and exchanges, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Cost of services provided also includes the direct expenses associated with our services businesses, including the cost of prepaid gift cards, the cost of travel services provided and the cost of foreign exchange and remittance transactions. Depreciation expense is not included in costs of services provided.
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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments occurred or were recognized in 2021 or through March 31, 2022.

    The Company has considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one operating and reportable segment and one reporting unit.

    The Company’s indefinite-lived assets are primarily associated with the estimated fair value of the contractual customer relationships existing with the property and casualty ("P&C") insurance carriers in Australia using the Company's P&C data exchange. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment annually and tested on an interim basis if a triggering event has occurred.

    Finite-lived Intangible Assets — Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks, non-compete agreements and other intangibles described below obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Airport contracts	9
Backlog	1 - 1.5
Brand	3 - 15
Customer relationships	4 - 20
Database	10
Dealer networks	15 - 20
Developed technology	3 - 15
Non-compete agreements	5 - 7
Store networks	5
Trademarks	3 - 15
    Foreign Currency Translation — The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore.
    During the three months ended March 31, 2022, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $11.3 million, which was primarily caused by the 1.6% weakening of the Indian rupee.
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
    The Company applies the relevant Financial Accounting Standards Board ("FASB") accounting guidance on accounting for uncertainty in income taxes positions. This guidance clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In this regard we recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

    Recent Relevant Accounting Pronouncements — There were not any new recently released accounting pronouncements since December 31, 2021, that are material to our unaudited condensed consolidated financial statements, or expected to have a material impact on our business.

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share ("EPS") is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$19,191	$21,591
Basic weighted average shares outstanding	30,712	30,558
Dilutive effect of stock options and restricted stock awards	50	173
Diluted weighted average shares outstanding	30,762	30,731
Basic earnings per common share	$0.62	$0.71
Diluted earnings per common share	$0.62	$0.70

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three month period ended March 31, 2022 were 177,000, and for the three month period ended March 31, 2021 were 181,875.

Note 3: Business Combinations
The Company seeks to execute accretive business acquisitions (which primarily targets businesses that are complementary to Ebix's existing products and services), in combination with organic growth initiatives, as part of its comprehensive business growth and expansion strategy.
    During the three months ending March 31, 2022, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2021, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2022, the total of these contingent consideration liabilities was $2.5 million, while at December 31, 2021, the total of these contingent consideration liabilities was $2.6 million.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at March 31, 2022 had a balance of $204.5 million. The Credit Facility matures in February 2023 and, as a result, at March 31, 2022 the outstanding balance of the Credit Facility, $643.9 million, was classified as a current liability. The Company expects to refinance the Credit Facility during 2022, and intends to do so after the resolution of the anticipated IPO of EbixCash Limited, as further described within Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources". The refinancing of the Credit facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO of EbixCash Limited will be in the amount currently expected.

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

At March 31, 2022, the Company's condensed consolidated balance sheets include $3.7 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the maturity of the Credit Facility in February 2023. $2.2 million of such deferred financing costs pertain to the Revolver, and $1.5 million pertains to the Term Loan, of which $1.5 million is netted against the current portion of the Term Loan as reported on the condensed consolidated balance sheets. At December 31, 2021, the Company's Consolidated Balance Sheets included $4.7 million of remaining deferred financing costs in connection with the Credit Facility, with $2.8 million pertaining to the Revolver, and $1.9 million pertaining to the Term Loan, of which $1.6 million was netted against the current portion of the Term Loan and $261 thousand was netted against the long-term portion of the Term Loan as reported on the condensed consolidated balance sheets.

    At March 31, 2022, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 5.50% at March 31, 2022. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the three months ended March 31, 2022, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and $439.4 million, respectively. At December 31, 2021, the outstanding balance on the revolving line of credit with Regions was $439.4 million and the facility carried an interest rate of 5.5%. This balance was included in the long-term liabilities section of the condensed consolidated balance sheets. During 2021, the average and maximum outstanding balances on the revolving line of credit were $439.4 million and $439.4 million, respectively.

    At March 31, 2022, the outstanding balance on the Term Loan was $204.5 million, of which $204.5 million is due within the next twelve months. $8.4 million of principal payments were made during the three months ended March 31, 2022, of which $5.6 million were scheduled amortization payments. This Term Loan also carried an interest rate of 5.50% at March 31, 2022. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets at March 31, 2022. At December 31, 2021, the outstanding balance on the Term Loan was $212.9 million, of which $28.2 million was due within twelve months. The Term Loan also carried an interest rate of 5.50% during the quarter ended December 31, 2021.

    The Company maintains working capital debt facilities with banks in India for working capital funding requirements to support our foreign exchange and payment remittance businesses. We are required to extend short term credits to franchisee networks (B2B) and corporate customers. Additionally we are required to maintain minimum levels of foreign currency inventory across branches and airport operations. Typically, these facilities carry interest rates of 9.00% to 10%, are rupee-

denominated working capital lines, and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

    As of March 31, 2022 and December 31, 2021, the total of these working capital facilities was $1.8 million and $5.6 million, respectively, and is included in current liabilities in the Company's condensed consolidated balance sheets.

Note 5: Commitments and Contingencies
Contingencies — On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil (“Defendants”), for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action").
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
On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Calvo, Votto, and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On

March 30, 2022, the court granted a joint motion to stay the Shah Action pending the resolution of the motion to dismiss the Class Action.
On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint") in the action captioned Yatra Online, Inc. v. Ebix, Inc., et al., 2020-0444-JRS (Del. Ch.). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020. The Complaint, as amended, alleged that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleged fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the credit facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint sought, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. On December 23, 2020, the defendants filed motions to dismiss the amended Complaint and opening briefs in support thereof. Briefing on defendants' motions to dismiss concluded on February 9, 2021. On August 30, 2021, the court granted defendants' motions to dismiss and dismissed the amended Complaint in its entirety ("the Dismissal"). On September 17, 2021, Yatra filed a notice of appeal of the Dismissal to the Supreme Court of the State of Delaware. Briefing on Yatra’s appeal of the Dismissal concluded on December 17, 2021. On April 11, 2022, the Supreme Court of the State of Delaware affirmed the Dismissal made by the Court of Chancery of the State of Delaware made on August 30, 2021.
On May 12, 2017, Ebix Software India Pvt. Ltd. (“Ebixcash”) entered into several agreements with the most prominent shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz. Further, as part of the overall purchase of Itz, a share purchase agreement between Ebixcash and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA, and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for Ebixcash’s purchase of Itz consisted of two individual potential earn-out payments, the first for the period for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). Neither the First Earn-Out nor the Second Earn-Out were achieved pursuant to the terms of the SPA. After correspondence between the parties between September 2019 and May 2020, the former shareholders of Itz (“Sellers”) sent Ebixcash notices of arbitration (“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. The matter is under arbitration in accordance with the rules of the Singapore International Arbitration Centre. The Company believes that each of the Sellers claims is without merit and continues to defend its position vigorously. The Company believes that Ebixcash has several viable counterclaims related to improper termination of the Transaction Documents and violation non-compete provisions.
The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 6: Income Taxes
    The Company recorded a net income tax expense of $1.7 million (8.49%) during the three months ended March 31, 2022, which included tax expense of $309 thousand from certain discrete items related to stock compensation and uncertain tax positions during the three months ended March 31, 2022. The income tax expense, exclusive of discrete items, was $1.4 million (6.95%) for the three months ended March 31, 2022. The Company expects its full year effective tax rate to be in the range of 9% to 12%.
     As of March 31, 2022 and December 31, 2021 a liability of $6.3 million and $6.2 million for uncertain tax positions is included in other long-term liabilities of the Company's condensed consolidated balance sheets. The Company increased this liability reserve during the three months ended March 31, 2022 and 2021 by $72 thousand and $334 thousand, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

Note 7: Geographic Information
    The Company operates within one reportable segment in which the results are regularly reviewed by the Company's Chief Executive Officer, its chief operating decision maker, as to performance and allocation of resources. External customer revenues in the tables below are attributed to a particular country based on whether the customer had a direct contract with the Company which was executed in that particular country for the sale of the Company's products/services from an Ebix subsidiary located in that country.

    The following enterprise-wide information relates to the Company's geographic locations:

	Three Months Ended	As of	Three Months Ended	As of
	March 31, 2022	March 31, 2022	March 31, 2021	December 31, 2021
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$225,889	$713,579	$231,541	$693,709
United States	38,853	383,119	38,066	377,305
Australia	9,042	1,925	9,684	2,928
Europe	4,205	23,165	4,104	23,304
Latin America	3,926	14,089	3,098	12,696
Canada*	1,173	6,536	1,150	5,886
Singapore*	938	17,658	1,069	17,260
Indonesia*	749	25	405	95
Philippines*	684	843	444	1,824
New Zealand	453	307	492	367
United Arab Emirates*	341	54,037	—	54,254
Mauritius*	—	5,167	—	4,663
	$286,253	$1,220,450	$290,053	$1,194,291

*Includes India led businesses for which total revenue was $227.9 million for the three months ended March 31, 2022, and $232.6 million for the three months ended March 31, 2021.

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of Ebix Vayam Limited JV, and, during the three months ended March 31, 2022, Ebix Vayam Limited JV recognized $276 thousand of revenue from Vayam. During the three months ended March 31, 2021, Ebix Vayam Limited JV recognized $197 thousand of revenue from Vayam. As of March 31, 2022, Ebix Vayam Limited JV had $16.4 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $6.2 million. As of December 31, 2021, Ebix Vayam Limited JV had $17.0 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $7 million.

    Effective September 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business in the U.S. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of EbixHealth JV into the Company's financial statements and separately reporting EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of EbixHealth JV, and, during the three months ended March 31, 2022, EbixHealth JV recognized $314 thousand of revenue from IHC. During the three months ended March 31, 2021, EbixHealth JV recognized $418 thousand of revenue from IHC. As of March 31, 2022 and December 31, 2021, EbixHealth JV had $133 thousand and $154 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three months ended March 31, 2022 the Company recognized $20 thousand of revenue from IHC. During the three months ended March 31, 2021, the Company recognized $23 thousand of revenue from IHC. As of March 31, 2022 and December 31, 2021, Ebix had $68 thousand and $83 thousand of accounts receivable with IHC. EbixHealth JV has a $1.8 million note due to IHC. The Company recorded $125 thousand in amortization expense related to the IHC customer relationship intangible during the three months ending March 31, 2022.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the three months ended March 31, 2022 and the year ended December 31, 2021 are reflected in the following table:

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Beginning Balance	$939,249	$949,037
Additions	—	—
Purchase accounting adjustments	—	1,201
Foreign currency translation adjustments	(7,691)	(10,989)
Ending Balance	$931,558	$939,249

    The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$102,492	$102,446
Developed technology	20,166	20,234
Dealer network	6,432	6,534
Airport contracts	4,370	4,441
Trademarks	2,684	2,696
Store networks	2,357	2,396
Brand	866	880
Non-compete agreements	718	721
Database	212	212
Backlog	140	140
Total intangibles	140,437	140,700
Accumulated amortization	(96,303)	(93,905)
Finite-lived intangibles, net	$44,134	$46,795

Indefinite-lived intangibles:
Customer/territorial relationships	$16,647	$16,647

Amortization expense recognized in connection with acquired intangible assets was $2.5 million for the three month period ended March 31, 2022 and $2.4 million for the three month period ended March 31, 2021.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings, development of the P&C underwriting insurance data exchange platform servicing the London markets; development of EbixCash’s SaaS based Asset Management and Collection platforms having global application; development of EbixCash’s single sign on agent and customer portal, including mobile application, and content development work related to the e-learning business of EbixCash. During the three months ended March 31, 2022, the Company capitalized $2.7 million and, during the three months ended March 31, 2021, the Company capitalized $1.7 million of such development costs. At March 31, 2022 and December 31, 2021, a total of $23.3 million and $21.6 million of remaining unamortized development costs are reported on the Company’s condensed consolidated balance sheets, respectively.

    During the three months ended March 31, 2022, the Company recognized $755 thousand of amortization expense with regards to these capitalized software development costs, which is included in cost of services provided in the Company’s condensed consolidated statements of income. During the three months ended March 31, 2021, related amortization expense was $813 thousand. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education product costs are immediately expensed. The capitalized software development costs for the P&C underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products mentioned above shall be amortized over a period of five years once the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

    Other current assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Prepaid expenses	$71,016	$70,520
Sales taxes receivable from customers	3,261	5,058
Other third party receivables	2,174	3,921
Credit card merchant account balance receivable	706	681
Short term portion of capitalized costs to obtain and fulfill contracts	405	910
Accrued interest receivable	354	206
Other	3,843	3,093
Total	$81,759	$84,389

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers, and certain office equipment with expiration dates ranging through 2028 with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At March 31, 2022, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2022 (Remaining nine months)	$2,864	$150	$3,014
2023	3,371	158	3,529
2024	2,002	133	2,135
2025	1,356	19	1,375
2026	583	—	583
Thereafter	1,083	—	1,083
Total	11,259	460	11,719
Less: present value discount*	(1,049)	(32)	(1,081)
Present value of lease liabilities	10,210	428	10,638

Less: current portion of lease liabilities	(3,366)	(178)	(3,544)
Total long-term lease liabilities	$6,844	$250	$7,094

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $9.9 million and $10.1 million as of March 31, 2022, and December 31, 2021, respectively. The lease cost is recognized in our condensed consolidated statements of income in the category of general and administrative and is summarized as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Operating Lease Cost	$991	$1,439
Finance Lease Cost:
Amortization of Lease Assets	48	39
Interest on Lease Liabilities	7	7
Finance Lease Cost	55	46
Sublease Income	(23)	(38)
Total Net Lease Cost	$1,023	$1,447

    Other information about lease amounts recognized in our condensed consolidated statement of income is summarized as follows:

March 31, 2022
Weighted Average Lease Term - Operating Leases	4.1 years
Weighted Average Lease Term - Finance Leases	2.6 years
Weighted Average Discount Rate - Operating Leases	7.0%
Weighted Average Discount Rate - Finance Leases	6.3%

    At March 31, 2022, our lease liability of $10.6 million does not include certain arrangements, which are primarily airport leases, that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $29.4 million as follows:

Year	Commitments
(in thousands)
2022 (Remaining nine months)	$12,704
2023	16,723
Thereafter	—
Total	$29,427
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the three months ended March 31, 2022 and 2021 was $2.7 million and $2.8 million, respectively. During the first quarter of 2022, the airport leases remain subject to concessional rent abatements/reductions until the Company fully restarts its airport operations. The concessional rent abatements/reductions has been granted on the basis of low passenger traffic counts, which is due to various restrictions resulting from COVID-19. It remains uncertain when and under what conditions each payment abatement/reduction will end.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at March 31, 2022.

Note 14: Other Current Liabilities

    Other current liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$26,416	$24,393
Acquisition obligations (upfront purchase and contingent consideration)	2,428	2,444
Total	$28,844	$26,837

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    As used herein, the terms “Ebix,” “the Company,” “we,” “our,” and “us” refer to Ebix, Inc., a Delaware corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only Ebix, Inc.
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
    Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021 which is incorporated by reference herein, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, including but not limited to: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in India, Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; the impacts of the COVID-19 global pandemic on our operating performance; ability to secure additional financing to support capital requirements; the ability to refinance the Credit Facility by maturity as well as Credit Facility provisions that could materially restrict our business; costs and effects of litigation, investigations, or similar matters that could affect our business, operating results and financial condition; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
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
•uncertainties pertaining to the actual ultimate cost of our legal contingencies (refer to Note 5 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"));
•the MD&A and the analysis of the three-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof; and
•our ability to efficiently and effectively integrate acquired business operations, as discussed in Note 3 of these Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, pertaining to the business acquisitions we have made;
    Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our

SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s website, www.sec.gov.
    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure software exchanges and e-commerce services to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other primarily Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, Thailand, the United Arab Emirates, and the United Kingdom. International revenue accounted for 86.4% and 86.9% of the Company’s total revenue for the three months ended March 31, 2022 and 2021, respectively.

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

Effects of COVID-19 and Other Global Events
    In December 2019, COVID-19 was reported and spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. government declared a national emergency with respect to COVID-19.
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
    Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. During 2021 and 2022 the Company transitioned to a hybrid model of remote/on site work at many of its locations. The ongoing effects of the COVID-19 pandemic on our operational and financial performance will depend on the duration and spread of COVID-19 and its variants.
    During the fiscal year ended December 31, 2020, particularly beginning in March, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, e-learning, and consulting business areas, after certain government restrictions were implemented. This decreased demand continued throughout 2020 and 2021 in varying degrees for each business area, and even persists through the date of this filing for all of the above mentioned business areas, but most notably in the travel, remittance, and e-learning businesses. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, and we cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.
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
We also continue to evaluate the potential effects on our business from other economic conditions and global events, including the situation in Ukraine and Russia that began in February 2022. In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals in Russia, including financial institutions, by governments around the world, including the U.S. and the European Union. We have no employees or operations in either Ukraine or Russia. However, the invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this situation have increased the level of economic and political uncertainty in Russia and other areas of the world. Risks associated with heightened geopolitical economic instability include, among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets and foreign currency rates, increased cyber disruptions and higher supply chain costs. The extent to which the effects of the invasion of Ukraine by Russia will affect the global economy and our operations is difficult to predict at this time. However, a significant escalation or expansion of the scope or of the related economic disruption could have an adverse effect on our business and financial results.
    Our reported results for the three-month period ended March 31, 2022 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic or other global events or economic conditions to a greater extent than the reported period. The impact of the COVID-19 pandemic and other global events mentioned above may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021 for a complete description of the material risks that the Company currently faces.
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
    Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
EbixCash Exchanges	$224,152	$230,347
Insurance Exchanges	43,764	42,770
Risk Compliance Solutions	18,337	16,936
Totals	$286,253	$290,053

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended
	March 31,
	2022	2021
Subscription	13%	14%
Transaction-Based	82%	81%
Professional Services/Consulting/Other	5%	5%

Results of Operations — Three Months Ended March 31, 2022 and 2021
Operating Revenue

    During the three months ended March 31, 2022, our total operating revenues decreased $3.8 million, or 1%, to $286.3 million as compared to $290.1 million during the first quarter of 2021. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the U.S. and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and the closure of non-essential businesses. Our travel, foreign exchange, remittance, e-learning, and financial technologies businesses continue to be materially negatively impacted by COVID-19. Total revenues decreased year-over-year during the first fiscal quarter of 2022 due primarily to a year-over-year decline in the Company's payment solutions offerings in India (primarily prepaid gift cards), which decreased by approximately $13.6 million, or 6.7%. The decline in our payment solutions business was partially offset by year-over-year increases in revenues within our EbixCash Forex, travel, and e-learning businesses, as well as increases within Ebix's U.S. Life and Annuity exchange businesses and continuing medical education business. Ebix's Latin America business also generated year-over-year revenue growth. Reported revenues were negatively impacted by the weakening of foreign exchange rates in our operating geographies during the first quarter ended March 31, 2022. The largest negative impact due to exchange rate movements was in the Indian rupee and Australian dollar. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, decreased reported revenues by approximately $7.5 million for the three months ended March 31, 2022. International revenue accounted for 86.4% and 86.9% of the Company’s total revenue for the three months ended March 31, 2022 and 2021, respectively.
Cost of Services Provided
    Costs of services provided, which includes costs associated with customer support, consulting, implementation, and training services, decreased $9.5 million, or 4%, to $210.8 million in the first quarter of 2022 as compared to $220.4 million in the first quarter of 2021. For the three months ended March 31, 2022, cost of services as a percentage of total revenues decreased to 73.7% of total revenues as compared to 76.0% for the three months ended March 31, 2021. The decrease in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the decrease in payment solutions revenue within the EbixCash operations (primarily gift cards). Payment solutions revenues decreased by approximately 6.7% year-over-year in the first quarter ended March 31, 2022 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers, and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $0.7 million, or 7%, to $10.3 million during the first quarter of 2022 as compared to $9.5 million during the first quarter of 2021. The year-over-year increase in product development expenses in the first quarter of 2022 was driven by increased labor costs primarily in India.
Sales and Marketing Expenses
    Sales and marketing expenses of $3.8 million in the first quarter of 2022 were flat compared to $3.8 million in the first quarter of 2021. Personnel-related and overhead allocation costs declined year-over-year, but the reduction was offset by increased marketing/advertising expenditures.
General and Administrative Expenses

    General and administrative expenses increased $5.6 million, or 26%, to $26.9 million in the first quarter of 2022 as compared to $21.3 million in the first quarter of 2021. The year-over-year increase is primarily due to increased personnel costs, including travel expenses, of approximately $3.1 million, and an increase in bad debt expense of approximately $1.7 million in the first quarter of 2022 versus the comparable prior year period.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $564 thousand, or 15%, to $4.4 million in the first quarter of 2022 as compared to $3.8 million in the first quarter of 2021, primarily due to the impact from increased capital expenditures over the past several quarters, including the current quarter, and certain reclassifications and useful life adjustments made by the Company in the first quarter of 2022 that were not material to the overall financial condition of the Company.
Interest Income
    Interest income increased $54 thousand, or 675%, to $62 thousand in the first quarter of 2022 as compared to $8 thousand in the first quarter of 2021.
Interest Expense
    Interest expense of $10.3 million in the first quarter of 2022 increased 27% as compared to $8.1 million in the first quarter of 2021. While the average outstanding balance under the Company's corporate credit facilities decreased year-over-year by approximately $43 million from $695.0 million to $652.0 million, the Company's interest rate increased by approximately 2.0% year-over-year, resulting in increased interest expense year-over-year of greater than $3.4 million. Offsetting the increased interest expense from the corporate credit facilities was a year over year decrease in interest expense from the Company's working capital facilities in India. The average balance of our working capital facilities declined year-over-year by over $10 million, resulting in a year-over-year decrease in interest expense of over $1.2 million.
Non-Operating (Loss)/Income
Non-operating loss in the first quarter of 2022 increased to $0.7 million as compared to $1 thousand in the prior year. These 2022 losses are attributable to non-operating expenses in our India operations, primarily related to corporate social responsibility programs that are intended to benefit the welfare of the Indian society as a whole.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the three months ended March 31, 2022 in the amount of $894 thousand which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $1.7 million (8.49%) during the three months ended March 31, 2022, which included tax expense of $309 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $1.4 million (6.95%) during the three months ended March 31, 2022. The Company expects its full year effective tax rate to be in the range of 9% to 12%.

Liquidity and Capital Resources
    Our principal sources of liquidity are the cash flows provided by our operating activities and cash and cash equivalents on hand. The Company's Credit Facility is due to mature in February 2023 and, as a result, at March 31, 2022 the outstanding balance of the Credit Facility, $643.9 million, was classified as a current liability. The Company has a negative working capital position of $473.9 as of March 31, 2022. The Company expects to refinance the Credit Facility during 2022, and intends to do so after the resolution of the anticipated IPO of EbixCash Limited described below. The refinancing of the Credit Facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO described below will be in the amount currently expected.

The Company’s Indian subsidiary, EbixCash Limited, filed a Draft Red Herring Prospectus (DRHP) with the Securities and Exchange Board of India on March 9, 2022, for an initial public offering aggregating up to ₹60,000 million or $787 million (the “IPO”). Of the IPO proceeds, approximately $350 million is proposed to be utilized towards purchase of outstanding compulsorily convertible debentures from Ebix Asia Holdings Inc, Mauritius and in turn payment to Ebix, Inc., which is proposed to be used towards reduction of Ebix Inc.’s outstanding debt. Approximately $130 million is proposed to be utilized for working capital requirements of EbixCash Limited and its subsidiaries. The remaining proceeds would be utilized towards, inter alia, growth-related initiatives of EbixCash Limited, including acquisitions and other investments. No assurances can be given when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company.
Our current ratio decreased to 0.42 at March 31, 2022 from 1.79 at December 31, 2021 and our working capital position decreased to $(473.9) million at March 31, 2022 from $161.4 million at December 31, 2021 due to the classification of the Credit Facility as a current liability at March 31, 2022. Our current ratio and working capital position, net of the impact of the classification of debt as current liabilities and assuming similar current maturities of debt as at December 31, 2021, would have been approximately 1.7 and $141.9 million, respectively.
We believe that the anticipated cash flows provided by our operating activities, together with current cash balances, will be sufficient to meet our projected cash requirements through January 2023. However, there can be no assurance that additional capital will not be required sooner. Any projections of future cash needs, cash flows, and the general market conditions for debt and equity securities is subject to substantial uncertainty.
Our cash and cash equivalents were $75.9 million and $99.6 million at March 31, 2022 and December 31, 2021, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 2, 2022 are presented in the table below:

Country/Region	Cash, Restricted Cash and Short-Term Investments
(In thousands)
India	$56,912
United States	9,513
Philippines	6,309
Australia	3,862
Indonesia	3,083
Latin America	2,626
Singapore	2,707
New Zealand	885
United Arab Emirates	576
Canada	490
Europe	229
Mauritius	13
Total	$87,205

    To the extent we have available capital, we intend to continue to utilize cash flows generated by our ongoing operating activities and the refinancing of our Credit Facility, in combinations with the possible issuance of additional debt or equity, to fund organic growth initiatives and capital expenditures, to make strategic business acquisitions, to retire outstanding indebtedness, and to repurchase shares of our common stock if and as market and operating conditions warrant. However, the maturity of the Credit Facility as well as the covenants in that Credit Facility could adversely affect our ability to make strategic acquisitions, fund investments, repurchase shares of our common stock, or engage in other business activities that could be in the Company's interest.

Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
    During the three months ending March 31, 2022, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2021, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of March 31, 2022, the total of these contingent liabilities was $2.5 million, while at December 31, 2021, the total of these contingent consideration liabilities was $2.6 million.

Operating Activities
    Net cash provided by our operating activities was $5.6 million for the three months ended March 31, 2022. The primary components of the cash provided by our operating activities during the three-month period consisted of net income of $19.2 million, $4.4 million of depreciation and amortization, $1.0 million of non-cash share-based compensation, $0.9 million of right-of-use assets amortization, $0.8 million of amortization of capitalized software development costs, $9.8 million of working capital requirements, primarily due to decreased accounts payable, $8.4 million increase in contract liabilities, and a $17.6 million benefit for deferred taxes. During the three months ended March 31, 2022, the Company made $15.4 million of tax payments.

    Net cash provided by our operating activities was $8.6 million for the three months ended March 31, 2021. The primary components of the cash provided by our operating activities during the three-month period consisted of net income of $21.6 million, $3.8 million of depreciation and amortization, $1.4 million of non-cash share-based compensation, $1.3 million of right-of-use assets amortization, $0.8 million of amortization of capitalized software development costs, and $20.5 million of working capital requirements, primarily due to decreased accounts payable and accrued expenses, payables to service agents, and other current liabilities, as well as an increase in accounts receivable. During the three months ended March 31, 2021, the Company made $9.7 million of tax payments.

Investing Activities

    Net cash used for investing activities during the three months ended March 31, 2022 was $11.5 million, and consisted primarily of $9.3 million for capital expenditures and $2.7 million for software development costs that were capitalized.

    Net cash provided by investing activities during the three months ended March 31, 2021 was $0.4 million, and consisted primarily of $1.7 million for software development costs that were capitalized, $0.3 million for capital expenditures, and decreases in marketable securities of $2.3 million (specifically bank certificates of deposit).

Financing Activities
    During the three months ended March 31, 2022, net cash used in financing activities was $15.3 million, which consisted primarily of $8.4 million used to make principal payments on the existing term loan, a $3.7 million reduction in EbixCash working capital facilities in India, and $2.3 million of quarterly dividends to our common stockholders.

    During the three months ended March 31, 2021, net cash used in financing activities was $12.7 million, which consisted primarily of a $4.6 million reduction in EbixCash working capital facilities in India, $5.6 million used to make scheduled payments on the existing term loan and $2.3 million of quarterly dividends to our common stockholders.

Credit Facility

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at March 31, 2022 had a balance of $204.5 million. The Credit Facility matures in February 2023. As a result of the impending maturity within the next twelve months from the March 31, 2022 financial statements date herein, the outstanding balance of the Credit Facility, $643.9 million, is classified as a current liability within the Condensed Consolidated Balance Sheets. Because of this classification of the Credit Facility as a current liability, the Company has a negative working capital position of $458.7 million.

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

At March 31, 2022, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 5.50% at March 31, 2022. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the three months ended March 31, 2022, the average and maximum outstanding balances of the revolving line of credit component of the credit facility were $439.4 million and $439.4 million, respectively. At December 31, 2021, the outstanding balance on the revolving line of credit with Regions was $439.4 million and the facility carried an interest rate of 5.5%. This balance was included in the long-term liabilities section of the condensed consolidated balance sheets. During 2021, the average and maximum outstanding balances on the revolving line of credit were $439.4 million and $439.4 million, respectively.

    At March 31, 2022, the outstanding balance on the Term Loan was $204.5 million, of which $204.5 million is due within the next twelve months. $8.4 million of principal payments were made during the three months ended March 31, 2022, of which $5.6 million were scheduled amortization payments. This Term Loan also carried an interest rate of 5.50% at March 31, 2022, subject to the same above mentioned increase in interest rate as the Revolver. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets. At December 31, 2021, the outstanding balance on the Term Loan was $212.9 million, of which $28.2 million was due within twelve months. The Term Loan also carried an interest rate of 5.50% during the quarter ended December 31, 2021.
Contractual Obligations

    For a presentation regarding material changes outside the ordinary course of business to the Company's contractual obligations please refer to Notes 4 and 5 of the Condensed Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Off-Balance Sheet Arrangements
    We do not engage in off balance sheet financing arrangements.
Recent Accounting Pronouncements
    For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP, as promulgated in the U.S., requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in our Condensed Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. These accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates that we used are reasonably likely to occur from period to period both of which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
    COVID-19 and other global events, such as other global economic conditions and the invasion of Ukraine by Russia beginning in February 2022, has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments, or to revise the carrying value of our assets or liabilities. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19, other global events and economic conditions in our estimates and assumptions, due to the current level of uncertainty over the longevity of the economic and operational impacts of COVID-19 and other global events on our business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact to our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our financial statements.
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the three months ended March 31, 2022 and 2021, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(11.3) million and $(3.9) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.8 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2022, the Company had $643.9 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $204.5 million term loan, and a $439.4 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based London Inter-Bank Offered Rate ("LIBOR") related interest rate, and stood at 5.50% at March 31, 2022. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30 percent increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the three months ended March 31, 2022 were approximately $120.7 million and its existing cash balances as of March 31, 2022 were $75.9 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20 percent decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
    There were no other material changes to our market risk exposure during the three months ended March 31, 2022 and 2021. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that we file and submit under the Exchange Act is recorded, processed, summarized, and reported accurately within the time periods specified in the SEC's rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

    We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes and controls as conditions warrant.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2022. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS
On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil (“Defendants”), for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action").
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
On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Calvo, Votto, and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On March 30, 2022, the court granted a joint motion to stay the Shah Action pending the resolution of the motion to dismiss the Class Action.
On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc. ("Ebix"), and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint") in the action captioned Yatra Online, Inc. v. Ebix, Inc., et al., 2020-0444-JRS (Del. Ch.). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020. The Complaint, as amended, alleged that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleged fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the credit facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint sought, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. On December 23, 2020, the defendants filed motions to dismiss the amended Complaint and opening briefs in support thereof. Briefing on defendants' motions to dismiss concluded on February 9, 2021. On August 30, 2021, the court granted defendants' motions to dismiss and dismissed the amended Complaint in its entirety ("the Dismissal"). On September 17, 2021, Yatra filed a notice of appeal of the Dismissal to the Supreme Court of the State of Delaware. Briefing on Yatra’s appeal of the Dismissal concluded on December 17, 2021. On April 11, 2022, the Supreme Court of the State of Delaware affirmed the Dismissal made by the Court of Chancery of the State of Delaware made on August 30, 2021.
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

Item 1A: RISK FACTORS

    In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 10, 2022 which could materially affect the Company's business, financial condition or future results. The following risk factor is an update to our previously disclosed risk factors and should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2021.

We are subject to economic and geopolitical risk, and the recent invasion of Ukraine by Russian, beginning in February 2022, could have an adverse impact on our ongoing business operations.

Our business, growth, financial condition or results of operations could be materially adversely affected by political and economic instability or changes in economic conditions in a country or region(s), changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. The invasion of Ukraine by Russia beginning in February 2022, has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. Other risks associated with heightened geopolitical and economic instability include, among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets, increased cyber disruption or attacks, higher supply chain costs and increased tensions between the United States and countries in which we operate, all of which could adversely affect our operations and financial condition. To the extent that the invasion of Ukraine by Russia adversely affects our business, it may also have the effect of heightening other risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, any of which could materially adversely affect our business, financial condition, access to financing, results of operations and liquidity.

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

    There were no share repurchases during the fiscal first quarter ended March 31, 2022, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million.

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

Ebix, Inc.
Date:	May 10, 2022	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)