Form 10-Q
period 2022-06-30
EBIX INC
filed 2022-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2022 the number of shares of common stock outstanding was 30,906,023.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenue	$250,781	$246,322	$537,034	$536,375

Operating expenses:
Cost of services provided	169,330	178,203	380,173	398,561
Product development	10,223	10,142	20,481	19,687
Sales and marketing	4,511	3,392	8,276	7,219
General and administrative, net	31,736	23,335	58,649	44,672
Amortization and depreciation	4,874	3,985	9,238	7,785
Total operating expenses	220,674	219,057	476,817	477,924

Operating income	30,107	27,265	60,217	58,451
Interest income	66	17	128	25
Interest expense	(11,664)	(10,462)	(21,915)	(18,541)
Non-operating (loss) income	(408)	(1,253)	(1,142)	(1,254)
Foreign currency exchange gain (loss)	3,229	9	4,123	(616)
Income before income taxes	21,330	15,576	41,411	38,065
Income tax (expense) benefit	(2,478)	(627)	(4,182)	(1,829)
Net income including noncontrolling interest	18,852	14,949	37,229	36,236
Net loss attributable to noncontrolling interest	(491)	(772)	(1,305)	(1,076)
Net income attributable to Ebix, Inc.	$19,343	$15,721	$38,534	$37,312

Basic earnings per common share attributable to Ebix, Inc.	$0.63	$0.51	$1.25	$1.22

Diluted earnings per common share attributable to Ebix, Inc.	$0.63	$0.51	$1.25	$1.21

Basic weighted average shares outstanding	30,745	30,581	30,729	30,570

Diluted weighted average shares outstanding	30,756	30,713	30,756	30,712

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income including noncontrolling interest	$18,852	$14,949	$37,229	$36,236
Other comprehensive income (loss):
Foreign currency translation adjustments	(43,343)	(8,574)	(54,627)	(12,493)
Total other comprehensive income (loss)	(43,343)	(8,574)	(54,627)	(12,493)
Comprehensive income	(24,491)	6,375	(17,398)	23,743
Comprehensive loss attributable to noncontrolling interest	(491)	(772)	(1,305)	(1,076)
Comprehensive income attributable to Ebix, Inc.	$(24,000)	$7,147	$(16,093)	$24,819

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$67,511	$99,625
Receivables from service providers	3,546	1,352
Short-term investments	19,767	16,463
Restricted cash	9,415	9,080
Fiduciary funds - restricted	1,782	2,046
Trade accounts receivable, less allowances of $20,312 and $19,874, respectively	161,099	153,609
Other current assets	91,527	84,389
Total current assets	354,647	366,564

Property and equipment, net	58,405	54,359
Right-of-use assets	9,753	10,051
Goodwill	906,807	939,249
Intangibles, net	40,873	46,795
Indefinite-lived intangibles	16,647	16,647
Capitalized software development costs, net	23,404	21,565
Deferred tax asset, net	105,389	84,514
Other assets	31,519	33,505
Total assets	$1,547,444	$1,573,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$90,551	$86,181
Payables to service agents	7,470	6,296
Accrued payroll and related benefits	11,991	11,360
Working capital facility	3,696	5,607
Fiduciary funds - restricted	1,782	2,046
Revolving line of credit	439,402	—
Short-term debt	281	1,954
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $1,910 and $1,635, respectively	196,975	28,577
Contract liabilities	39,918	33,164
Lease liability	3,361	3,173
Other current liabilities	32,276	26,837
Total current liabilities	827,703	205,195

Revolving line of credit	—	439,402
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $0 and $261, respectively	227	184,676
Contingent liability for accrued earn-out acquisition consideration	2,412	2,557
Contract liabilities	9,033	8,193
Lease liability	6,720	7,139
Deferred tax liability, net	1,150	1,150
Other liabilities	20,809	25,383
Total liabilities	868,054	873,695

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,755,500 issued and outstanding, at June 30, 2022, and 30,683,393 issued and outstanding at December 31, 2021	3,075	3,068
Additional paid-in capital	16,931	15,068
Retained earnings	793,106	759,208
Accumulated other comprehensive loss	(176,649)	(122,022)
Total Ebix, Inc. stockholders’ equity	636,463	655,322
Noncontrolling interest	42,927	44,232
Total stockholders’ equity	679,390	699,554
Total liabilities and stockholders’ equity	$1,547,444	$1,573,249

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2022	30,722,267	$3,072	$15,994	$776,081	$(133,306)	$43,418	$705,259
Net income attributable to Ebix, Inc.	—	—	—	19,343	—	—	19,343
Net loss attributable to noncontrolling interest	—	—	—	—	—	(491)	(491)
Cumulative translation adjustment	—	—	—	—	(43,343)	—	(43,343)
Vesting of restricted stock	34,183	3	(3)	—	—	—	—
Share based compensation	—	—	970	—	—	—	970
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(950)	—	(30)	—	—	—	(30)
Common stock dividends paid, $0.075 per share	—	—	—	(2,318)	—	—	(2,318)
Balance, June 30, 2022	30,755,500	$3,075	$16,931	$793,106	$(176,649)	$42,927	$679,390

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2022	30,683,393	$3,068	$15,068	$759,208	$(122,022)	$44,232	$699,554
Net income attributable to Ebix, Inc.	—	—	—	38,534	—	—	38,534
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,305)	(1,305)
Cumulative translation adjustment	—	—	—	—	(54,627)	—	(54,627)
Vesting of restricted stock	74,164	7	(7)	—	—	—	—
Share based compensation	—	—	1,934	—	—	—	1,934
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(2,057)	—	(64)	—	—	—	(64)
Common stock dividends paid, $0.075 per share	—	—	—	(4,636)	—	—	(4,636)
Balance, June 30, 2022	30,755,500	$3,075	$16,931	$793,106	$(176,649)	$42,927	$679,390

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2021	30,559,324	$3,056	$12,480	$719,574	$(105,422)	$46,821	$676,509
Net income attributable to Ebix, Inc.	—	$—	$—	$15,721	$—	$—	$15,721
Net loss attributable to noncontrolling interest	—	$—	$—	$—	$—	$(772)	$(772)
Cumulative translation adjustment	—	$—	$—	$—	$(8,574)	$—	$(8,574)
Vesting of restricted stock	27,222	$3	$(3)	$—	$—	$—	$—
Share based compensation	—	$—	$1,359	$—	$—	$—	$1,359
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(3,986)	$(1)	$(118)	$—	$—	$—	$(119)
Common stock dividends paid, $0.075 per share	—	$—	$—	$(2,321)	$—	$—	$(2,321)
Balance, June 30, 2021	30,582,560	$3,058	$13,718	$732,974	$(113,996)	$46,049	$681,803

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2021	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104
Net income attributable to Ebix, Inc.	—	—	—	37,312	—	—	37,312
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,076)	(1,076)
Cumulative translation adjustment	—	—	—	—	(12,493)	—	(12,493)
Vesting of restricted stock	71,212	7	(7)	—	—	—	—
Share based compensation	—	—	2,717	—	—	—	2,717
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(3,986)	(1)	(118)	—	—	—	(119)
Common stock dividends paid, $0.075 per share	—	—	—	(4,642)	—	—	(4,642)
Balance, June 30, 2021	30,582,560	3,058	13,718	732,974	(113,996)	46,049	681,803

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$38,534	$37,312
Net loss attributable to noncontrolling interest	(1,305)	(1,076)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	9,238	7,785
Provision (benefit) for deferred taxes	(24,354)	(3,175)
Share-based compensation	1,934	2,717
(Benefit) provision for doubtful accounts	1,702	(2,815)
Amortization of right-of-use assets	1,765	2,507
Amortization of capitalized software development costs	1,511	1,647
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,223)	2,025
Receivables from service providers	(2,194)	(8,592)
Payables to service agents	1,174	(1,154)
Other assets	(9,826)	(10,489)
Accounts payable and accrued expenses	8,525	(9,469)
Accrued payroll and related benefits	1,004	(1,318)
Contract liabilities	8,766	2,182
Lease liabilities	(1,670)	(264)
Reserve for potential uncertain income tax return positions	—	334
Other liabilities	2,863	3,503
Net cash provided by operating activities	21,444	21,660

Cash flows from investing activities:
Capitalized software development costs	(4,170)	(3,106)
Maturities (purchases) of unrestricted marketable securities, net	(3,214)	11,250
Capital expenditures	(9,607)	(1,705)
Net cash (used in) provided by investing activities	(16,991)	6,439

Cash flows from financing activities:
Principal payments of term loan obligation	(15,933)	(31,297)
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(64)	(119)
Dividend payments	(4,636)	(4,642)
Payments of debt obligations, net	(1,672)	(149)
Payments of working capital facility, net	(1,704)	(6,886)
Payments of financing lease obligations, net	(106)	(48)
Net cash used in financing activities	(24,115)	(43,141)
Effect of foreign exchange rates on cash	(11,767)	(4,806)
Net change in cash and cash equivalents, and restricted cash	(31,429)	(19,848)
Cash and cash equivalents, and restricted cash at the beginning of the period	114,764	120,213
Cash and cash equivalents, and restricted cash at the end of the period	$83,335	$100,365
Supplemental disclosures of cash flow information:
Interest paid	$19,088	$14,065
Income taxes paid	$24,222	$12,073
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

During the six months ended June 30, 2022, there were 2,057 shares, totaling $64 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
    During the six months ended June 30, 2021, there were 3,986 shares, totaling $119 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business — Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 85.7% and 85.9% of the Company’s total revenue for the six months ended June 30, 2022 and 2021, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2022. The condensed consolidated December 31, 2021 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Short-Term Investments — The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $19.8 million and $16.5 million at June 30, 2022 and December 31, 2021, respectively.

Restricted Cash — The carrying value of our restricted cash in current assets was $9.4 million and $9.1 million at June 30, 2022 and December 31, 2021, respectively. The June 30, 2022 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our India operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of
	June 30,
	2022	2021
	(In thousands)
Cash and cash equivalents	$67,511	$85,069
Restricted cash	9,415	8,440
Restricted cash included in other long-term assets	6,409	6,856
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$83,335	$100,365

Fiduciary Funds - Restricted — Due to EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $1.8 million and $2.0 million at June 30, 2022 and December 31, 2021, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising — Advertising costs amounted to $2.4 million and $4.3 million for the three and six month period ended June 30, 2022, respectively, and $1.2 million and $2.8 million for the three and six month period ended June 30, 2021, respectively. The costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of income. The Company expenses advertising costs as incurred.
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

    As of June 30, 2022, the Company had the following financial instruments to which it had to both consider fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at June 30, 2022 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit, and term loan debt. The Company believes that the estimated fair value of such instruments at June 30, 2022 and December 31, 2021 approximates their carrying value as reported on the Company's condensed consolidated balance sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.6 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$26,311	$—	$26,311	$—
Mutual funds (recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	91	91	—	—
Total assets measured at fair value	$26,402	$91	$26,311	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,412	$—	$—	$2,412
Total liabilities measured at fair value	$2,412	$—	$—	$2,412

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the six months ended June 30, 2022, there were no transfers between fair value Levels 1, 2, or 3.

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

    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2022 and during the year ended December 31, 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	June 30, 2022	December 31, 2021
	(In thousands)

Beginning balance	$2,557	$—

Total remeasurement adjustments:
Remeasurement against goodwill	—	2,560
Foreign currency translation adjustments **	(145)	(3)

Acquisitions and settlements
Business settlements	—	—

Ending balance	$2,412	$2,557

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$—

** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at June 30, 2022	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,412	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,557	Discounted cash flow	Projected revenue and probability of achievement
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

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards, and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at June 30, 2022 totaled approximately $13.4 million and are recorded as deferred revenues in the financial results.

EbixCash Travel Exchanges

    EbixCash Travel revenues are primarily derived from commissions and transaction fees received from various travel providers and international exchanges involved in the sale of travel to the consumer. EbixCash Travel revenue is for a single performance obligation and is recognized at a point in time. Travel revenues include: (i) reservation commissions, segment fees from global travel exchange providers, and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our reservation services; (ii) ancillary fees, including travel insurance-related revenues and certain reservation booking fees; and (iii) credit card processing rebates and customer processing fees. EbixCash Travel services include the sale of hotel rooms, airline tickets, bus tickets, and train tickets. EbixCash Travel revenue is also derived from ticket sales, wherein the commissions payable to EbixCash Travel, along with any transaction fees paid by travel providers and travel exchanges, is recognized as revenue after completion of the service. The transaction price on such services is agreed upon at the time of the purchase.

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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2022	2021	2022	2021
	(In thousands)
India*	$188,808	$188,612	$414,697	$420,153
United States	37,943	37,722	76,796	75,788
Australia	7,906	8,688	16,948	18,372
Europe	3,902	4,064	8,107	8,168
Latin America	5,027	3,095	8,953	6,193
Canada*	1,702	1,595	2,875	2,745
Singapore*	1,247	1,125	2,185	2,194
Indonesia*	2,525	459	3,274	864
Philippines*	816	383	1,500	827
New Zealand	556	551	1,009	1,043
United Arab Emirates*	349	28	690	28
	$250,781	$246,322	$537,034	$536,375

*Includes India led businesses for which total revenue was $192.7 million and $420.6 million for the three and six months ended June 30, 2022, respectively, and $189.9 million and $422.5 million for the three and six months ended June 30, 2021, respectively.

The Company’s revenues are derived from three product/service groups: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions.
    Presented in the table below is the breakout of our revenue groups for each of those product/service channels for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
EbixCash Exchanges	188,641	187,957	412,793	418,305
Insurance Exchanges	42,302	41,916	86,066	84,686
Risk Compliance Solutions	19,838	16,449	38,175	33,384
Totals	$250,781	$246,322	$537,034	$536,375

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At June 30, 2022 and December 31, 2021, the Company had $517 thousand and $910 thousand, respectively, of contract costs in “Other current assets” and $805 thousand and $912 thousand, respectively, in “Other assets” on the Company's condensed consolidated balance sheets.

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,822	$1,630
Costs recognized from the beginning balance	(734)	(534)
Additions, net of costs recognized	234	726
Balance, end of period	$1,322	$1,822

Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $8.0 million and $6.3 million of contract liabilities were included in billed accounts receivable as of June 30, 2022 and December 31, 2021, respectively.
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

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Balance, beginning of period	$41,357	$40,930
Revenue recognized from beginning balance	(24,386)	(30,922)
Additions, net of revenue recognized and currency translation	31,980	31,349
Balance, end of period	$48,951	$41,357

Accounts Receivable and the Allowance for Doubtful Accounts — As of June 30, 2022, reported accounts receivable of $161.1 million (net of $20.3 million allowance for doubtful accounts receivable) includes $51.6 million of contract assets. As of December 31, 2021, reported accounts receivable of $153.6 million (net of $19.9 million allowance for doubtful accounts receivable) includes $50.1 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt expense (recovery) in the amount of $2.1 million and $1.7 million for the three and six month period ended June 30, 2022, respectively, and $(755) thousand and $(2.8) million for the three and six month period ended June 30, 2021, respectively.

Capitalized Software Development Costs — In accordance with ASC 350-40 "Internal-Use Software" and ASC 350-985 "Software" the Company expenses costs as they are incurred until technological feasibility has been established, at and after which time those costs are capitalized until the product is available for general release to customers. Costs incurred to enhance our software products, after general market release of the services using the products, are expensed in the period they are incurred. The periodic expense for the amortization of previously capitalized software development costs is included in cost of services provided. See Note 10 "Capitalized Software Development Costs" for further details.
Cost of Services Provided — Cost of services provided consist of data processing costs, customer support costs (including personnel costs to maintain our proprietary databases), costs to provide customer call center support, hardware and software expense associated with transaction processing systems and exchanges, telecommunication and computer network expense, and occupancy costs associated with facilities where these functions are performed. Cost of services provided also includes the direct expenses associated with our services businesses, including the cost of prepaid gift cards, the cost of travel services provided and the cost of foreign exchange and remittance transactions. Depreciation expense is not included in cost of services provided.
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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments occurred or were recognized in 2021 or through June 30, 2022.

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

    Finite-lived Intangible Assets — Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks, non-compete agreements, and other intangibles described below obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Airport contracts	9
Backlog	1 - 1.5
Brand	3 - 15
Customer relationships	4 - 20
Database	10
Dealer networks	15 - 20
Developed technology	3 - 15
Non-compete agreements	5 - 7
Store networks	5
Trademarks	3 - 15
    Foreign Currency Translation — The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore.
    During the three months ended June 30, 2022, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $43.3 million, which was primarily caused by the 2.3% weakening of the Indian rupee.
During the six months ended June 30, 2022, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $54.6 million, which was primarily caused by the 3.3% weakening of the Indian rupee.
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

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share ("EPS") is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$19,343	$15,721	$38,534	$37,312
Basic weighted average shares outstanding	30,745	30,581	30,729	30,570
Dilutive effect of stock options and restricted stock awards	11	132	27	142
Diluted weighted average shares outstanding	30,756	30,713	30,756	30,712
Basic earnings per common share	$0.63	$0.51	$1.25	$1.22
Diluted earnings per common share	$0.63	$0.51	$1.25	$1.21

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three and six month period ended June 30, 2022 were 138,000 and 138,000, respectively, and for the three and six month period ended June 30, 2021 were 177,000 and 177,000 respectively.

Note 3: Business Combinations
As part of its comprehensive business growth and expansion strategy, the Company seeks to execute accretive business acquisitions that are, in most cases, complementary to Ebix's existing products and services.
    During the six months ending June 30, 2022, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2021, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2022, the total of these contingent consideration liabilities was $2.4 million, while at December 31, 2021, the total of these contingent consideration liabilities was $2.6 million.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at June 30, 2022 had a balance of $196.9 million. The Credit Facility matures in February 2023 and, as a result, at June 30, 2022 the outstanding balance of the Credit Facility, $636.3 million, was classified as a current liability. The Company expects to refinance the Credit Facility during 2022, and intends to do so in conjunction with the resolution of the anticipated IPO of EbixCash Limited, as further described within Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources". The refinancing of the Credit facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO of EbixCash Limited will be in the amount currently expected.

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

At June 30, 2022, the Company's condensed consolidated balance sheets include $4.8 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the maturity of the Credit Facility in February 2023. $2.8 million of such deferred financing costs pertain to the Revolver, and $1.9 million pertains to the Term Loan, which is netted against the current portion of the Term Loan as reported on the condensed consolidated balance sheets. At December 31, 2021, the Company's Consolidated Balance Sheets included $4.7 million of remaining deferred financing costs in connection with the Credit Facility, with $2.8 million pertaining to the Revolver, and $1.9 million pertaining to the Term Loan, of which $1.6 million was netted against the current portion of the Term Loan and $261 thousand was netted against the long-term portion of the Term Loan as reported on the condensed consolidated balance sheets.

    At June 30, 2022, the outstanding balance on the Revolver was $439.4 million and the Revolver carried an interest rate of 7.25% at June 30, 2022. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the six months ended June 30, 2022, the average and maximum outstanding balances of the revolving line of credit component of the Credit Facility were both $439.4 million. At December 31, 2021, the outstanding balance on the Revolver was $439.4 million and the Revolver carried an interest rate of 5.50%. This balance was included in the long-term liabilities section of the condensed consolidated balance sheets. During 2021, the average and maximum outstanding balances on the Revolver were both $439.4 million.

    At June 30, 2022, the outstanding balance on the Term Loan was $196.9 million, of which $196.9 million is due within the next twelve months. $15.9 million of principal payments were made during the six months ended June 30, 2022, of which $13.2 million were scheduled amortization payments. This Term Loan also carried an interest rate of 7.25% at June 30, 2022. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets at June 30, 2022. At December 31, 2021, the outstanding balance on the Term Loan was $212.9 million, of which $28.2 million was due within twelve months. The Term Loan also carried an interest rate of 5.50% at December 31, 2021.

    The Company maintains working capital debt facilities with banks in India for working capital funding requirements to support our foreign exchange and payment remittance businesses. We are required to extend short term credits to franchisee networks (B2B) and corporate customers. Additionally we are required to maintain minimum levels of foreign currency inventory across branches and airport operations. Typically, these facilities carry interest rates of 9.00% to 10%, are rupee-denominated working capital lines, and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

    As of June 30, 2022 and December 31, 2021, the total of these working capital facilities was $3.7 million and $5.6 million, respectively, and is included in current liabilities in the Company's condensed consolidated balance sheets.

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

On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc., and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint") in the action captioned Yatra Online, Inc. v. Ebix, Inc., et al., 2020-0444-JRS (Del. Ch.). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020. The Complaint, as amended, alleged that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleged fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the credit facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint sought, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. On December 23, 2020, the defendants filed motions to dismiss the amended Complaint and opening briefs in support thereof. Briefing on defendants' motions to dismiss concluded on February 9, 2021. On August 30, 2021, the court granted defendants' motions to dismiss and dismissed the amended Complaint in its entirety (the "Dismissal"). On September 17, 2021, Yatra filed a notice of appeal of the Dismissal to the Supreme Court of the State of Delaware. Briefing on Yatra’s appeal of the Dismissal concluded on December 17, 2021. On April 11, 2022, the Supreme Court of the State of Delaware affirmed the Dismissal granted by the Court of Chancery of the State of Delaware made on August 30, 2021.
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

Note 6: Income Taxes
    The Company recorded a net income tax expense of $2.5 million (11.62%) and $4.2 million (10.10%) during the three and six months ended June 30, 2022, respectively, which included tax expense of $0.3 million and $0.6 million from certain discrete items related to stock compensation and uncertain tax positions during the three and six months ended June 30, 2022, respectively. The income tax expense, exclusive of discrete items, was $2.2 million (10.09%) and $3.5 million and (8.57%) for the three and six months ended June 30, 2022, respectively. The Company expects its full year effective tax rate to be in the range of 9% to 10%.
     As of June 30, 2022 and December 31, 2021 a liability of $6.4 million and $6.2 million for uncertain tax positions is included in other long-term liabilities of the Company's condensed consolidated balance sheets. The Company increased this liability reserve during the three and six months ended June 30, 2022 and 2021 by $73 thousand and $146 thousand, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

    The following enterprise-wide information relates to the Company's geographic locations:

	Six Months Ended	As of	Six Months Ended	As of
	June 30, 2022	June 30, 2022	June 30, 2021	December 31, 2021
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$414,697	$688,080	$420,153	$693,709
United States	76,796	372,734	75,788	377,305
Australia	16,948	2,765	18,372	2,928
Europe	8,107	20,678	8,168	23,304
Latin America	8,953	12,972	6,193	12,696
Canada*	2,875	6,326	2,745	5,886
Singapore*	2,185	29,797	2,194	17,260
Indonesia*	3,274	22	864	95
Philippines*	1,500	589	827	1,824
New Zealand	1,009	279	1,043	367
United Arab Emirates*	690	53,892	28	54,254
Mauritius*	—	4,663	—	4,663
	$537,034	$1,192,797	$536,375	$1,194,291

*Includes India led businesses for which total revenue was $192.7 million and $420.6 million, for the three and six months ended June 30, 2022, respectively, and $189.9 million and $422.5 million, for the three and six months ended June 30, 2021, respectively.

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of Ebix Vayam Limited JV, and, during the three and six months ended June 30, 2022, Ebix Vayam Limited JV recognized $245 thousand and $521 thousand, respectively, of revenue from Vayam. During the three and six months ended June 30, 2021, Ebix Vayam Limited JV recognized $173 thousand and $370 thousand, respectively, of revenue from Vayam. As of June 30, 2022, Ebix Vayam Limited JV had $15.6 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.9 million. As of December 31, 2021, Ebix Vayam Limited JV had $17.0 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $7 million.

    Effective September 2015, Ebix and IHC formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business in the U.S. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of EbixHealth JV into the Company's financial statements and separately reporting EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of EbixHealth JV, and, during the three and six months ended June 30, 2022, EbixHealth JV recognized $300 thousand and $614 thousand, respectively, of revenue from IHC.

During the three and six months ended June 30, 2021, EbixHealth JV recognized $378 thousand and $796 thousand, respectively, of revenue from IHC. As of June 30, 2022 and December 31, 2021, EbixHealth JV had $85 thousand and $154 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and six months ended June 30, 2022 the Company recognized $20 thousand and $40 thousand, respectively, of revenue from IHC. During the three and six months ended June 30, 2021, the Company recognized $20 thousand and $43 thousand, respectively, of revenue from IHC. As of June 30, 2022 and December 31, 2021, Ebix had $8 thousand and $83 thousand of accounts receivable with IHC. EbixHealth JV has a $1.8 million note due to IHC. The Company recorded $125 thousand in amortization expense related to the IHC customer relationship intangible during the three months ending June 30, 2022.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the six months ended June 30, 2022 and the year ended December 31, 2021 are reflected in the following table:

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Beginning Balance	$939,249	$949,037
Additions	—	—
Purchase accounting adjustments	—	1,201
Foreign currency translation adjustments	$(32,442)	(10,989)
Ending Balance	$906,807	$939,249

    The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$101,343	$102,446
Developed technology	19,994	20,234
Dealer network	6,169	6,534
Airport contracts	4,190	4,441
Trademarks	2,655	2,696
Store networks	2,260	2,396
Brand	830	880
Non-compete agreements	711	721
Database	212	212
Backlog	140	140
Total intangibles	138,504	140,700
Accumulated amortization	(97,631)	(93,905)
Finite-lived intangibles, net	$40,873	$46,795

Indefinite-lived intangibles:
Customer/territorial relationships	$16,647	$16,647

Amortization expense recognized in connection with acquired intangible assets was $2.5 million and $5.0 million for the three and six month period ended June 30, 2022, respectively, and $2.8 million and $5.2 million for the three and six month period ended June 30, 2021, respectively.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings; development of the P&C underwriting insurance data exchange platform servicing the London markets; development of EbixCash’s SaaS based Asset Management and Collection platforms having global application; development of EbixCash’s single sign on agent and customer portal, including mobile application, and content development work related to the e-learning business of EbixCash. During the three and six months ended June 30, 2022, the Company capitalized $1.5 million and $4.2 million, respectively, and, during the three and six months ended June 30, 2021, the Company capitalized $1.4 million and $3.1 million, respectively, of such development costs. At June 30, 2022 and December 31, 2021, a total of $23.4 million and $21.6 million, respectively, of remaining unamortized development costs are reported on the Company’s condensed consolidated balance sheets.

    During the three and six months ended June 30, 2022, the Company recognized $0.8 million and $1.5 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in cost of services provided in the Company’s condensed consolidated statements of income. During the three and six months ended June 30, 2021, related amortization expense was $0.8 million and $1.6 million, respectively. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education product costs are immediately expensed. The capitalized software development costs for the P&C underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products mentioned above shall be amortized over a period of five years once the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

    Other current assets at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Prepaid expenses	$80,843	$70,520
Sales taxes receivable from customers	3,086	5,058
Other third party receivables	1,085	3,921
Credit card merchant account balance receivable	700	681
Short term portion of capitalized costs to obtain and fulfill contracts	517	910
Accrued interest receivable	679	206
Other	4,617	3,093
Total	$91,527	$84,389

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers, and certain office equipment with expiration dates ranging through 2028 with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At June 30, 2022, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2022 (Remaining six months)	$1,944	$96	$2,040
2023	3,495	158	3,653
2024	2,152	133	2,285
2025	1,509	19	1,528
2026	779	—	779
Thereafter	1,531	—	1,531
Total	11,410	406	11,816
Less: present value discount*	(1,329)	(26)	(1,355)
Present value of lease liabilities	10,081	380	10,461

Less: current portion of lease liabilities	(3,361)	(166)	(3,527)
Total long-term lease liabilities	$6,720	$214	$6,934

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $9.8 million and $10.1 million as of June 30, 2022, and December 31, 2021, respectively. The lease cost is recognized in our condensed consolidated statements of income in the category of general and administrative and is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating Lease Cost	$989	$1,325	$1,980	$2,764
Finance Lease Cost:
Amortization of Lease Assets	46	59	94	98
Interest on Lease Liabilities	6	12	13	19
Finance Lease Cost	52	71	107	117
Sublease Income	(23)	(187)	(46)	(225)
Total Net Lease Cost	$1,018	$1,209	$2,041	$2,656

    Other information about lease amounts recognized in our condensed consolidated statement of income is summarized as follows:

June 30, 2022
Weighted Average Lease Term - Operating Leases	4.2 years
Weighted Average Lease Term - Finance Leases	2.4 years
Weighted Average Discount Rate - Operating Leases	7.6%
Weighted Average Discount Rate - Finance Leases	6.1%

    At June 30, 2022, our lease liability of $10.5 million does not include certain arrangements, which are primarily airport leases, that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $24.2 million as follows:

Year	Commitments
(in thousands)
2022 (Remaining six months)	$8,121
2023	16,035
Thereafter	—
Total	$24,156
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the six months ended June 30, 2022 and 2021 was $6.3 million and $5.4 million, respectively. During the second quarter of 2022, the airport leases remain subject to concessional rent abatements/reductions until the Company fully restarts its airport operations. The concessional rent abatements/reductions has been granted on the basis of low passenger traffic counts, which is due to various restrictions resulting from COVID-19. It remains uncertain when and under what conditions each payment abatement/reduction will end.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at June 30, 2022.

Note 14: Other Current Liabilities

    Other current liabilities at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$29,947	$24,393
Acquisition obligations (upfront purchase and contingent consideration)	2,329	2,444
Total	$32,276	$26,837

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
    Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•our future liquidity needs discussed under “Liquidity and Financial Condition” regarding our ability to replace our Credit Facility prior to or at maturity, generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs (refer to Note 4 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, "Debt");
•uncertainties pertaining to the actual ultimate cost of our legal contingencies (refer to Note 5 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A")); and
•the MD&A and the analysis of the six-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof
    Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including future reports on Forms 10-Q and 8-K, and any amendments thereto. You may obtain our SEC filings at our website, www.ebix.com under the “Investor Information” section, or over the Internet at the SEC’s website, www.sec.gov.

    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure software exchanges and e-commerce services to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other primarily Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 85.7% and 85.9% of the Company’s total revenue for the six months ended June 30, 2022 and 2021, respectively.

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
Offices and Geographic Information

    The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia, where we own a commercial office building and campus facility. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, Indonesia, the Philippines, and the United Kingdom for support, operations and sales offices. The Company also leases approximately 85 facilities across India, while owning six facilities in India.

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
    During the fiscal year ended December 31, 2020, particularly beginning in March, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, e-learning, and consulting business areas, after certain government restrictions were implemented. This decreased demand continued throughout 2020 and 2021 in varying degrees for each business area, and even persists through the date of this filing for all of the above mentioned business areas, but most notably in the remittance, e-learning and travel businesses. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, and we cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.

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
We also continue to evaluate the potential effects on our business from other economic conditions and global events, including the situation in Ukraine and Russia that began in February 2022. In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals in Russia, including financial institutions, by governments around the world, including the U.S. and the European Union. We have no employees or operations in either Ukraine or Russia. However, the invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this situation have increased the level of economic and political uncertainty in Russia and other areas of the world. Risks associated with heightened geopolitical economic instability include, among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets and foreign currency rates, increased cyber disruptions and higher supply chain costs. The duration and extent of the effects of the invasion of Ukraine by Russia on the global economy and our operations is difficult to predict. However, a significant escalation or expansion of the scope or of the related economic disruption could have an adverse effect on our business and financial results.
    Our reported results for the six-month period ended June 30, 2022 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic or other global events or economic conditions to a greater extent than the reported period. The impact of the COVID-19 pandemic and other global events mentioned above may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021 for a complete description of the material risks that the Company currently faces.
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
    Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
EbixCash Exchanges	$188,641	$187,957	412,793	418,305
Insurance Exchanges	42,302	41,916	86,066	84,686
Risk Compliance Solutions	19,838	16,449	38,175	33,384
Totals	$250,781	$246,322	$537,034	$536,375

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Subscription	15%	16%	14%	15%
Transaction-Based	80%	78%	81%	80%
Professional Services/Consulting/Other	5%	6%	5%	5%

Results of Operations — Three Months Ended June 30, 2022 and 2021
Operating Revenue

    During the three months ended June 30, 2022, our total operating revenues increased $4.5 million, or 2%, to $250.8 million as compared to $246.3 million during the second quarter of 2021. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the U.S. and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and the closure of non-essential businesses. Our travel, foreign exchange, remittance, e-learning, and financial technologies businesses continue to generate revenues below pre-COVID 19 operating levels, but the Company is seeing a material rebound in these businesses during 2022 year-to-date. Total revenues increased year-over-year during the second fiscal quarter of 2022 due primarily to year-over-year increases in the Company's travel and foreign exchange revenues (a combined greater than $22 million increase, or 293%, over the second quarter of 2021), BPO revenues in India (70% increase), e-learning revenues (approximately 600% increase), Latin America revenues (62% increase), and U.S. annuity exchange revenues (21% increase). These increases were offset, in part, by a decline in the EbixCash payment solutions revenues in India (primarily prepaid gift cards), which decreased by approximately $22.3 million, or 13.8%. Reported revenues were negatively impacted by the weakening of foreign exchange rates in our operating geographies during the second quarter ended June 30, 2022. The largest negative impact due to exchange rate movements was in the Indian rupee and Australian dollar. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, decreased reported revenues by approximately $9.4 million for the three months ended June 30, 2022. International revenue accounted for 84.9% and 84.7% of the Company’s total revenue for the three months ended June 30, 2022 and 2021, respectively.
Cost of Services Provided
    Cost of services provided, which includes costs associated with customer support, consulting, implementation, and training services, decreased $8.9 million, or 5%, to $169.3 million in the second quarter of 2022 as compared to $178.2 million in the second quarter of 2021. For the three months ended June 30, 2022, cost of services as a percentage of total revenues decreased to 67.5% of total revenues as compared to 72.3% for the three months ended June 30, 2021. The decrease in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the decrease in payment solutions revenue within the EbixCash operations (primarily gift cards). Payment solutions revenues decreased by approximately 13.8% year-over-year in the second quarter ended June 30, 2022 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers, and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $0.1 million, or 1%, to $10.2 million during the second quarter of 2022 as compared to $10.1 million during the second quarter of 2021. The year-over-year increase in product development expenses in the second quarter of 2022 was driven by increased labor costs primarily in India.
Sales and Marketing Expenses
    Sales and marketing expenses of $4.5 million in the second quarter of 2022 increased compared to $3.4 million in the second quarter of 2021. The increase was driven by increased marketing/advertising expenditures, primarily related to the EbixCash businesses.
General and Administrative Expenses

    General and administrative expenses increased $8.4 million, or 36%, to $31.7 million in the second quarter of 2022 as compared to $23.3 million in the second quarter of 2021. The year-over-year increase is primarily due to increased personnel costs, including travel expenses, of approximately $4.7 million, and an increase in bad debt expense of approximately $2.8 million in the second quarter of 2022 versus the comparable prior year period. The increase in bad debt expense results from a combination of a reduction of the Ebix Vayam allowance for doubtful accounts in the second quarter of 2021 and an increase in bad debt expenses within the EbixCash travel business in the second quarter of 2022.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $0.9 million, or 22%, to $4.9 million in the second quarter of 2022 as compared to $4.0 million in the second quarter of 2021, primarily due to the impact from increased capital expenditures over the past several quarters, and certain reclassifications and useful life adjustments made by the Company in the first quarter of 2022 that were not material to the overall financial condition of the Company.
Interest Income
    Interest income increased $49 thousand, or 288%, to $66 thousand in the second quarter of 2022 as compared to $17 thousand in the second quarter of 2021. The increase resulted from higher amounts of interest-bearing short term investments and restricted cash balances in the comparable period in 2022 versus 2021.
Interest Expense
    Interest expense of $11.7 million in the second quarter of 2022 increased 11% as compared to $10.5 million in the second quarter of 2021. While the average outstanding balance under the Company's corporate credit facilities decreased year-over-year by $27.3 million from approximately $671.2 million to approximately $643.9 million, the Company's interest rate increased by approximately 1.7% year-over-year, resulting in increased interest expense year-over-year of over $1.6 million. Offsetting the increased interest expense from the corporate credit facilities was a year over year decrease in interest expense from the Company's working capital facilities in India. The average balance of our working capital facilities declined year-over-year by in excess of $8.0 million.
Non-Operating (Loss)/Income
Non-operating loss in the second quarter of 2022 decreased to $0.4 million as compared to $1.3 million in the prior year. These 2022 losses are attributable to non-operating expenses in our India operations, primarily related to corporate social responsibility programs that are intended to benefit the welfare of the Indian society as a whole.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the three months ended June 30, 2022 in the amount of $3.2 million which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $2.5 million (11.62%) during the three months ended June 30, 2022, which included tax expense of $0.3 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $2.2 million (10.09%) during the three months ended June 30, 2022. The Company expects its full year effective tax rate to be in the range of 9% to 10%.
Results of Operations — Six Months Ended June 30, 2022 and 2021
Operating Revenue

    During the six months ended June 30, 2022, our total operating revenues increased $0.7 million, to $537.0 million as compared to 536.4 during the six months ended June 30, 2021. The year over year increase in revenues for the year-to-date period ended June 30, 2022 was due primarily to a year-over-year increase in the Company's travel and foreign exchange revenues (a combined approximately $30 million increase, or 194%, over the year-to-date period in 2021), BPO revenues in India (52% increase), e-learning revenues (325% increase), India IT Services revenues (54% increase), Latin America revenues (45% increase), U.S. annuity exchange revenues (21% increase), and continuing medical education revenues (9% increase). These increases were offset by a decrease in the Company's payment solutions offerings in India (primarily prepaid gift cards), which decreased by approximately $35.9 million, or 9.8%. Reported revenues were negatively impacted by the weakening of foreign exchange rates in our operating geographies during the year-to-date period ended June 30, 2022. The largest negative impact due to exchange rate movements was in the Indian rupee and Australian dollar. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, decreased reported revenues by approximately $16.9 million for the six months ended June 30, 2022. International revenue accounted for 85.7% and 85.9% of the Company’s total revenue for the six months ended June 30, 2022 and 2021, respectively.
Cost of Services Provided
    Cost of services provided, which includes costs associated with customer support, consulting, implementation, and training services, decreased $18.4 million, or 5%, to $380.2 million in the six months ended June 30, 2022 as compared to $398.6 million in the six months ended June 30, 2021. For the six months ended June 30, 2022, cost of services as a percentage of total revenues decreased to 70.8% of total revenues as compared to 74.3% for the six months ended June 30, 2021. The decrease in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year over year, particularly the decrease in payment solutions revenue within the EbixCash operations (primarily gift cards), offset, in part, by an increase in cost of services related to revenue increases in the Company's travel and foreign exchange businesses. Payment solutions revenues decreased by approximately 9.8% year-over-year in the six months ended June 30, 2022 and carry lower gross margins relative to other solutions/services offered by the Company, while revenues for the Company's travel and foreign exchange businesses increased 194% year-over-year for the same period in 2022.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers, and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased 0.8, or 4%, to $20.5 million for the six months ended June 30, 2022 as compared to $19.7 million for the comparable period in 2021. The year-over-year increase in product development expenses was driven by increased personnel costs primarily in India.
Sales and Marketing Expenses
    Sales and marketing expenses of $8.3 million for the six months ended June 30, 2022 increased compared to $7.2 million in 2021. The increase was due to increased marketing/advertising expenditures, primarily in India.
General and Administrative Expenses
    General and administrative expenses increased $14.0 million, or 31%, to $58.6 million during the six months ended June 30, 2022 as compared to $44.7 million for the same period in 2021. The year-over-year increase is primarily due to increased personnel costs, including travel expenses, of approximately $7.5 million, an increase in bad debt expense of approximately $4.5 million versus the comparable prior year period, as well as an approximately $1.1 million increase in rent expense, primarily related to the Company's foreign exchange operations in India as travel becomes more robust from the COVID-19 impacted lows. The bad debt expense increase is due to a reduction in the allowance for doubtful accounts associated with the Ebix Vayam joint venture in the year-to-date period in 2021 of approximately $2.8 million that relates to receivables from a government-owned customer in India, BSNL. During the year-to-date period in 2022 the allowance for doubtful accounts was increased by approximately $0.4 million.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $1.5 million, or 19%, to $9.2 million in the six months ended June 30, 2022 as compared to $7.8 million in the comparable period of 2021, primarily due to the impact from increased capital expenditures over the past several quarters, and certain reclassifications and useful life adjustments made by the Company in the first quarter of 2022 that were not material to the overall financial condition of the Company.
Interest Income
    Interest income increased $103.0 thousand to $128.0 thousand for the six months ended June 30, 2022 as compared to $25.0 thousand for the comparable period in 2021. The increase resulted from higher amounts of interest-bearing short term investments and restricted cash balances in the comparable period in 2022 versus 2021.
Interest Expense

    Interest expense of $21.9 million in the six months ended June 30, 2022 increased 18% as compared to $18.5 million in the for the same period in 2021. While the average outstanding balance under the Company's corporate credit facilities decreased year-over-year by approximately $35.0 million from $682.9 million to $647.9 million, the Company's interest rate increased by approximately 1.9% year-over-year, resulting in increased interest expense year-over-year of greater than $5.0 million. Offsetting the increased interest expense from the corporate credit facilities was a year over year decrease in interest expense from the Company's working capital facilities in India. The average balance of our working capital facilities declined year-over-year by over $8.5 million.
Non-Operating (Loss)/Income
Non-operating loss in the six months ended June 30, 2022 decreased to $1.1 million as compared to $1.3 million in the prior year. The losses are attributable to non-operating expenses in our India operations, primarily related to corporate social responsibility programs that are intended to benefit the welfare of the Indian society as a whole.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the six months ended June 30, 2022 in the amount of $4.1 million as compared to a foreign exchange loss of $(0.6) million in the comparable prior year period. These gains and losses consisted of net gains/losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $4.2 million (10.10%) during the six months ended June 30, 2022, which included tax expense of $0.6 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $3.5 million (8.57%) during the six months ended June 30, 2022. The Company expects its full year effective tax rate to be in the range of 9% to 10%.

Liquidity and Capital Resources
    Our principal sources of liquidity are the cash flows provided by our operating activities and cash and cash equivalents on hand. The Company's Credit Facility is due to mature in February 2023 and, as a result, at June 30, 2022 the outstanding balance of the Credit Facility, $636.3 million, was classified as a current liability. The Company has a negative working capital position of $473.1 as of June 30, 2022. The Company expects to refinance the Credit Facility during 2022, and intends to do so in conjunction with the resolution of the anticipated IPO of EbixCash Limited described below. The refinancing of the Credit Facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO described below will be in the amount currently expected.
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
Our current ratio decreased to 0.43 at June 30, 2022 from 1.79 at December 31, 2021 and our working capital position decreased to $(473.1) million at June 30, 2022 from $161.4 million at December 31, 2021 due to the classification of the Credit Facility as a current liability at June 30, 2022. Our current ratio and working capital position, net of the impact of the classification of debt as current liabilities and assuming similar current maturities of debt as at December 31, 2021, would have been approximately 1.6 and $130.2 million, respectively.
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

Our cash and cash equivalents were $67.5 million and $99.6 million at June 30, 2022 and December 31, 2021, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 1, 2022 are presented in the table below:

Country/Region	Cash, Restricted Cash and Short-Term Investments
(In thousands)
India	$59,991
United States	8,511
Philippines	6,650
Australia	2,762
Indonesia	1,720
Latin America	2,468
Singapore	1,803
New Zealand	662
United Arab Emirates	951
Canada	2,897
Europe	732
Mauritius	13
Total	$89,160

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
    During the six months ending June 30, 2022, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2021, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of June 30, 2022, the total of these contingent liabilities was $2.4 million, while at December 31, 2021, the total of these contingent consideration liabilities was $2.6 million.

Operating Activities
    Net cash provided by our operating activities was $21.4 million for the six months ended June 30, 2022. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $38.5 million, $9.2 million of depreciation and amortization, $1.9 million of non-cash share-based compensation, $1.8 million of right-of-use assets amortization, $1.5 million of amortization of capitalized software development costs, an $8.8 million increase in contract liabilities, a $(24.4) million impact from the provision for deferred taxes, and $13.0 million of working capital requirements, primarily due to an increase in accounts receivable and other assets, offset in part by an increase in accounts payable. During the six months ended June 30, 2022, the Company made $24.2 million of tax payments.

    Net cash provided by our operating activities was $21.7 million for the six months ended June 30, 2021. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $37.3 million, $7.8 million of depreciation and amortization, $2.7 million of non-cash share-based compensation, $2.5 million of right-of-use assets amortization, $1.6 million of amortization of capitalized software development costs, and $(28.3) million of working capital requirements, primarily due to decreased accounts payable and accrued expenses, an increase in the other assets during the year-to-date period, and an increase in receivables from service providers. During the six months ended June 30, 2021, the Company made $12.1 million of tax payments.

Investing Activities

    Net cash used for investing activities during the six months ended June 30, 2022 was $17.0 million, and consisted primarily of $9.6 million for capital expenditures and $4.2 million for software development costs that were capitalized.

    Net cash used for investing activities during the six months ended June 30, 2021 was $6.4 million, and consisted primarily of $3.1 million for software development costs that were capitalized, $1.7 million for capital expenditures, and decreases in marketable securities of $11.3 million (specifically bank certificates of deposit).

Financing Activities
    During the six months ended June 30, 2022, net cash used in financing activities was $24.1 million, which consisted primarily of $15.9 million used to make principal payments on the existing term loan, a $1.7 million reduction in EbixCash working capital facilities in India, a $1.7 million reduction in other debt outside the corporation credit facilities and the working capital facilities, and $4.6 million of quarterly dividends to our common stockholders.

    During the six months ended June 30, 2021, net cash used in financing activities was $43.1 million, which consisted primarily of a $6.9 million reduction in EbixCash working capital facilities in India, $31.3 million used to make scheduled payments on the existing term loan and $4.6 million of quarterly dividends to our common stockholders.

Credit Facility

The Company's Credit Facility provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at June 30, 2022 had a balance of $196.9 million. The Credit Facility matures in February 2023. As a result of the impending maturity within the next twelve months from the June 30, 2022 financial statements date herein, the outstanding balance of the Credit Facility, $636.3 million, is classified as a current liability within the Condensed Consolidated Balance Sheets. Because of this classification of the Credit Facility as a current liability, the Company has a negative working capital position of $473.1 million.

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

At June 30, 2022, the outstanding balance on the Revolver was $439.4 million and the Revolver carried an interest rate of 7.25% at June 30, 2022. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the six months ended June 30, 2022, the average and maximum outstanding balances of the Revolver were both $439.4 million. At December 31, 2021, the outstanding balance on the Revolver was $439.4 million and the Revolver carried an interest rate of 5.50%. This balance was included in the long-term liabilities section of the condensed consolidated balance sheets. During 2021, the average and maximum outstanding balances on the Revolver were both $439.4 million.

    At June 30, 2022, the outstanding balance on the Term Loan was $196.9 million, of which $196.9 million is due within the next twelve months. $15.9 million of principal payments were made during the six months ended June 30, 2022, of which $13.2 million were scheduled amortization payments. This Term Loan also carried an interest rate of 7.25% at June 30, 2022, subject to the same above mentioned increase in interest rate as the Revolver. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets. At December 31, 2021, the outstanding balance on the Term Loan was $212.9 million, of which $28.2 million was due within twelve months. The Term Loan also carried an interest rate of 5.50% at December 31, 2021.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the six months ended June 30, 2022 and 2021, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(54.6) million and $(12.5) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $6.9 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2022, the Company had $636.3 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $196.9 million term loan, and a $439.4 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based London Inter-Bank Offered Rate ("LIBOR") related interest rate, and stood at 7.25% at June 30, 2022. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $0.7 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the six months ended June 30, 2022 were approximately $115.0 million and its existing cash balances as of June 30, 2022 were $67.5 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.
    There were no other material changes to our market risk exposure during the six months ended June 30, 2022 and 2021. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2022. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
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
On July 16, 2019, Yatra Online, Inc. ("Yatra"), Ebix, Inc., and EbixCash Travels, Inc. ("Merger Sub") entered into a Merger Agreement. On May 14, 2020, Yatra entered into an agreement with Ebix and Merger Sub extending the outside date of the Merger Agreement (the "Extension Agreement"). On June 5, 2020, Yatra terminated the Merger Agreement and filed a complaint in the Delaware Court of Chancery against Ebix and Merger Sub (the "Complaint") in the action captioned Yatra Online, Inc. v. Ebix, Inc., et al., 2020-0444-JRS (Del. Ch.). On September 25, 2020, Yatra amended the Complaint and added as a defendant each financial institution (each, a “Defendant Lender”) party to that certain credit facility between them and Ebix, most recently amended on May 7, 2020. The Complaint, as amended, alleged that Ebix and Merger Sub breached certain representations, warranties, and covenants contained in the Merger Agreement and the Extension Agreement and that Ebix negotiated in bad faith. The amended Complaint also alleged fraudulent actions by Ebix and the Defendant Lenders arising from certain terms of the credit facility and tortious interference with the closing of the Merger Agreement by Ebix and the Defendant Lenders. The Complaint sought, among other relief, damages, pre-judgment and post-judgment interest, and attorneys' fees and costs. On December 23, 2020, the defendants filed motions to dismiss the amended Complaint and opening briefs in support thereof. Briefing on defendants' motions to dismiss concluded on February 9, 2021. On August 30, 2021, the court granted defendants' motions to dismiss and dismissed the amended Complaint in its entirety (the "Dismissal"). On September 17, 2021, Yatra filed a notice of appeal of the Dismissal to the Supreme Court of the State of Delaware. Briefing on Yatra’s appeal of the Dismissal concluded on December 17, 2021. On April 11, 2022, the Supreme Court of the State of Delaware affirmed the Dismissal granted by the Court of Chancery of the State of Delaware made on August 30, 2021.
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

    There were no share repurchases during the fiscal second quarter ended June 30, 2022, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million. During the second quarter ended June 30, 2022 a total of 950 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations. For the year-to-date period ended June 30, 2022, a total of 2,057 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations.

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

Ebix, Inc.
Date:	August 9, 2022	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)