Form 10-Q
period 2022-09-30
EBIX INC
filed 2022-11-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2022 the number of shares of common stock outstanding was 30,903,899.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenue	$257,904	$191,736	$794,938	$728,111

Operating expenses:
Cost of services provided	174,265	120,799	554,438	519,360
Product development	10,483	10,151	30,964	29,838
Sales and marketing	3,973	3,417	12,249	10,636
General and administrative, net	34,400	25,399	93,049	70,071
Amortization and depreciation	4,422	3,834	13,660	11,619
Total operating expenses	227,543	163,600	704,360	641,524

Operating income	30,361	28,136	90,578	86,587
Interest income	68	24	196	49
Interest expense	(15,467)	(10,985)	(37,382)	(29,526)
Non-operating (loss) income	(438)	(1,262)	(1,580)	(2,516)
Foreign currency exchange gain (loss)	4,928	(160)	9,051	(776)
Income before income taxes	19,452	15,753	60,863	53,818
Income tax (expense) benefit	(1,926)	(730)	(6,108)	(2,559)
Net income including noncontrolling interest	17,526	15,023	54,755	51,259
Net loss attributable to noncontrolling interest	(724)	(428)	(2,029)	(1,504)
Net income attributable to Ebix, Inc.	$18,250	$15,451	$56,784	$52,763

Basic earnings per common share attributable to Ebix, Inc.	$0.59	$0.50	$1.85	$1.72

Diluted earnings per common share attributable to Ebix, Inc.	$0.59	$0.50	$1.85	$1.72

Basic weighted average shares outstanding	30,777	30,646	30,745	30,595

Diluted weighted average shares outstanding	30,783	30,701	30,748	30,650

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income including noncontrolling interest	$17,526	$15,023	$54,755	$51,259
Other comprehensive income (loss):
Foreign currency translation adjustments	(35,499)	(4,087)	(90,126)	(16,580)
Total other comprehensive income (loss)	(35,499)	(4,087)	(90,126)	(16,580)
Comprehensive income	(17,973)	10,936	(35,371)	34,679
Comprehensive loss attributable to noncontrolling interest	(724)	(428)	(2,029)	(1,504)
Comprehensive income attributable to Ebix, Inc.	$(17,249)	$11,364	$(33,342)	$36,183

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$70,977	$99,625
Receivables from service providers	1,456	1,352
Short-term investments	19,705	16,463
Restricted cash	7,990	9,080
Fiduciary funds - restricted	2,031	2,046
Trade accounts receivable, less allowances of $18,772 and $19,874, respectively	156,110	153,609
Other current assets	78,007	84,389
Total current assets	336,276	366,564

Property and equipment, net	58,439	54,359
Right-of-use assets	9,583	10,051
Goodwill	887,302	939,249
Intangibles, net	38,025	46,795
Indefinite-lived intangibles	16,647	16,647
Capitalized software development costs, net	23,690	21,565
Deferred tax asset, net	104,299	84,514
Other assets	30,677	33,505
Total assets	$1,504,938	$1,573,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,691	$86,181
Payables to service agents	13,626	6,296
Accrued payroll and related benefits	9,864	11,360
Working capital facility	6,052	5,607
Fiduciary funds - restricted	2,031	2,046
Revolving line of credit	439,401	—
Short-term debt	—	1,954
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $1,189 and $1,635, respectively	190,155	28,577
Contract liabilities	33,134	33,164
Lease liability	3,313	3,173
Other current liabilities	32,060	26,837
Total current liabilities	805,327	205,195

Revolving line of credit	—	439,402
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $0 and $261, respectively	194	184,676
Contingent liability for accrued earn-out acquisition consideration	2,332	2,557
Contract liabilities	8,498	8,193
Lease liability	6,571	7,139
Deferred tax liability, net	1,150	1,150
Other liabilities	20,840	25,383
Total liabilities	844,912	873,695

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,787,595 issued and outstanding, at September 30, 2022, and 30,683,393 issued and outstanding at December 31, 2021	3,079	3,068
Additional paid-in capital	17,855	15,068
Retained earnings	809,037	759,208
Accumulated other comprehensive loss	(212,148)	(122,022)
Total Ebix, Inc. stockholders’ equity	617,823	655,322
Noncontrolling interest	42,203	44,232
Total stockholders’ equity	660,026	699,554
Total liabilities and stockholders’ equity	$1,504,938	$1,573,249

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2022	30,755,500	$3,075	$16,931	$793,106	$(176,649)	$42,927	$679,390
Net income attributable to Ebix, Inc.	—	—	—	18,250	—	—	18,250
Net loss attributable to noncontrolling interest	—	—	—	—	—	(724)	(724)
Cumulative translation adjustment	—	—	—	—	(35,499)	—	(35,499)
Vesting of restricted stock	33,952	4	(4)	—	—	—	—
Share based compensation	—	—	971	—	—	—	971
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,857)	—	(43)	—	—	—	(43)
Common stock dividends paid, $0.075 per share	—	—	—	(2,319)	—	—	(2,319)
Balance, September 30, 2022	30,787,595	$3,079	$17,855	$809,037	$(212,148)	$42,203	$660,026

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2022	30,683,393	$3,068	$15,068	$759,208	$(122,022)	$44,232	$699,554
Net income attributable to Ebix, Inc.	—	—	—	56,784	—	—	56,784
Net loss attributable to noncontrolling interest	—	—	—	—	—	(2,029)	(2,029)
Cumulative translation adjustment	—	—	—	—	(90,126)	—	(90,126)
Vesting of restricted stock	108,116	11	(11)	—	—	—	—
Share based compensation	—	—	2,905	—	—	—	2,905
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(3,914)	—	(107)	—	—	—	(107)
Common stock dividends paid, $0.075 per share	—	—	—	(6,955)	—	—	(6,955)
Balance, September 30, 2022	30,787,595	$3,079	$17,855	$809,037	$(212,148)	$42,203	$660,026

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2021	30,582,560	$3,058	$13,718	$732,974	$(113,996)	$46,049	$681,803
Net income attributable to Ebix, Inc.	—	$—	$—	$15,451	$—	$—	$15,451
Net loss attributable to noncontrolling interest	—	$—	$—	$—	$—	$(428)	$(428)
Cumulative translation adjustment	—	$—	$—	$—	$(4,087)	$—	$(4,087)
Vesting of restricted stock	102,800	$10	$(10)	$—	$—	$—	$—
Share based compensation	—	$—	$1,317	$—	$—	$—	$1,317
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(973)	$—	$(31)	$—	$—	$—	$(31)
Common stock dividends paid, $0.075 per share	—	$—	$—	$(2,321)	$—	$—	$(2,321)
Balance, September 30, 2021	30,684,387	$3,068	$14,994	$746,104	$(118,083)	$45,621	$691,704

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2021	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104
Net income attributable to Ebix, Inc.	—	—	—	52,763	—	—	52,763
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,504)	(1,504)
Cumulative translation adjustment	—	—	—	—	(16,580)	—	(16,580)
Vesting of restricted stock	174,012	17	(17)	—	—	—	—
Share based compensation	—	—	4,034	—	—	—	4,034
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(4,959)	(1)	(149)	—	—	—	(150)
Common stock dividends paid, $0.075 per share	—	—	—	(6,963)	—	—	(6,963)
Balance, September 30, 2021	30,684,387	3,068	14,994	746,104	(118,083)	45,621	691,704

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$56,784	$52,763
Net loss attributable to noncontrolling interest	(2,029)	(1,504)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	13,660	11,619
Provision (benefit) for deferred taxes	(25,361)	(3,698)
Share-based compensation	2,905	4,034
(Benefit) provision for doubtful accounts	1,687	(2,742)
Amortization of right-of-use assets	2,633	3,462
Amortization of capitalized software development costs	2,246	2,487
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,994)	(3,078)
Receivables from service providers	(104)	(11,371)
Payables to service agents	7,330	2,640
Other assets	1,577	(6,658)
Accounts payable and accrued expenses	(3,195)	(1,711)
Accrued payroll and related benefits	(736)	(2,929)
Contract liabilities	2,415	(316)
Lease liabilities	(2,532)	(3,179)
Reserve for potential uncertain income tax return positions	—	789
Other liabilities	3,807	(782)
Net cash provided by operating activities	45,093	39,826

Cash flows from investing activities:
Capitalized software development costs	(5,676)	(4,552)
Maturities (purchases) of unrestricted marketable securities, net	(4,518)	11,856
Capital expenditures	(12,671)	(5,325)
Net cash (used in) provided by investing activities	(22,865)	1,979

Cash flows from financing activities:
Principal payments of term loan obligation	(23,464)	(36,945)
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(107)	(150)
Dividend payments	(6,954)	(6,963)
Payments of debt obligations, net	(1,953)	(205)
(Payments) of/Borrowings under working capital facility, net	868	(8,581)
Payments of financing lease obligations, net	(147)	(102)
Net cash used in financing activities	(31,757)	(52,946)
Effect of foreign exchange rates on cash	(21,252)	(5,222)
Net change in cash and cash equivalents, and restricted cash	(30,781)	(16,363)
Cash and cash equivalents, and restricted cash at the beginning of the period	114,764	120,213
Cash and cash equivalents, and restricted cash at the end of the period	$83,983	$103,850
Supplemental disclosures of cash flow information:
Interest paid	$32,989	$24,118
Income taxes paid	$28,875	$14,430
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

During the nine months ended September 30, 2022, there were 3,914 shares, totaling $107 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
    During the nine months ended September 30, 2021, there were 4,959 shares, totaling $150 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business — Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 85.6% and 84.3% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2022. The condensed consolidated December 31, 2021 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Short-Term Investments — The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold, or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $19.7 million and $16.5 million at September 30, 2022 and December 31, 2021, respectively.

Restricted Cash — The carrying value of our restricted cash in current assets was $8.0 million and $9.1 million at September 30, 2022 and December 31, 2021, respectively. The September 30, 2022 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our India operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of
	September 30,
	2022	2021
	(In thousands)
Cash and cash equivalents	$70,977	$87,671
Restricted cash	7,990	8,817
Restricted cash included in other long-term assets	5,016	7,362
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$83,983	$103,850

Fiduciary Funds - Restricted — Due to EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $2.0 million and $2.0 million at September 30, 2022 and December 31, 2021, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising — Advertising costs amounted to $2.4 million and $6.7 million for the three and nine month period ended September 30, 2022, respectively, and $1.5 million and $4.4 million for the three and nine month period ended September 30, 2021, respectively. The costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of income. The Company expenses advertising costs as incurred.
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

    As of September 30, 2022, the Company had the following financial instruments to which it had to consider both fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at September 30, 2022 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit, and term loan debt. The Company believes that the estimated fair value of such instruments at September 30, 2022 and December 31, 2021 approximates their carrying value as reported on the Company's condensed consolidated balance sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.6 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$26,306	$—	$26,306	$—
Mutual funds (recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	98	98	—	—
Total assets measured at fair value	$26,404	$98	$26,306	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,332	$—	$—	$2,332
Total liabilities measured at fair value	$2,332	$—	$—	$2,332

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2022, there were no transfers between fair value Levels 1, 2, or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.3 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$31,676	$—	$31,676	$—
Mutual funds	$167	$167	$—	$—
Total assets measured at fair value	$31,843	$167	$31,676	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,557	$—	$—	$2,557
Total liabilities measured at fair value	$2,557	$—	$—	$2,557

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2021, there were no transfers between fair value Levels 1, 2, or 3.

    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2022 and during the year ended December 31, 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	September 30, 2022	December 31, 2021
	(In thousands)

Beginning balance	$2,557	$—

Total remeasurement adjustments:
Remeasurement against goodwill	—	2,560
Foreign currency translation adjustments **	(225)	(3)

Acquisitions and settlements
Business settlements	—	—

Ending balance	$2,332	$2,557

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$—

** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at September 30, 2022	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,332	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,557	Discounted cash flow	Projected revenue and probability of achievement
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

Gift Cards

    EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, MasterCard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents, and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $130). Gift cards issued by EbixCash are valid for a period of fifteen months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts as principal in the sale of gift cards, and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at September 30, 2022 totaled approximately $7.7 million and are recorded as deferred revenues in the financial results.

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

EbixCash Technology Services

    EbixCash also offers on-demand technology to various providers in the area of lending, wealth and asset management, and travel across the world. Additionally, EbixCash provides IT and call center outsourcing services to companies in a variety of industries, both in India and globally. The EbixCash technology software solutions are generally delivered on a SaaS subscription and/or transaction based pricing model. Please see below under "Insurance Exchanges" a description of revenue recognition policies for SaaS, Subscription, and Transaction Fees, which are similar to how EbixCash technology software solutions revenues are recognized. For IT and call center outsourcing services provided by EbixCash businesses, revenues are generally recognized on a time and materials or fixed fee basis. Revenues for time and materials are recognized as such services are rendered, while fixed fee revenues are recognized based on the input method driven by the expected hours to complete the project measured against the actual hours completed to date.
Insurance Exchanges

    Insurance Exchanges revenues are primarily derived from consideration paid by customers related to our SaaS platforms, related services, and the licensing of software. A typical contract for our SaaS platform will also include services for setup, customization, transaction processing, maintenance, and/or hosting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately may require significant judgment. Set-up and customization services related to our SaaS platforms are not considered to be distinct from the usage fees associated with the SaaS platform and, accordingly, are accounted for as a single performance obligation. These services, along with the usage or transaction fees, are recognized over the contract duration, which considers the significance of the upfront fees in the context of the contract and which may, therefore, exceed the initial contracted term. A customer's transaction volume tends to remain fairly consistent during the contract period without significant fluctuations. The invoiced amount is a reasonable approximation of the revenue that would be allocated to the related period under the variable consideration guidelines in ASC 606-10-32-40. To the extent that a SaaS contract includes subscription services or professional services, apart from the upfront customization, these are considered separate performance obligations. The Company also has separate software licensing (on premise/perpetual), unrelated to the SaaS platforms, which is recognized at a point in time when the license is transferred to the customer.
    Contracts generally do not contain a right of return or refund provisions. Our contracts often contain overage fees, contingent fees, or service level penalties which are accounted for as variable consideration. Revenue accounted for as variable consideration is immaterial and is recognized using the “right to invoice” practical expedient when the invoiced amount equals the value provided to the customer.
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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2022	2021	2022	2021
	(In thousands)
India*	$196,863	$132,919	$611,560	$553,072
United States	37,596	38,286	114,392	114,073
Australia	7,865	8,625	24,813	26,997
Europe	3,883	4,087	11,990	12,255
Latin America	4,686	3,021	13,639	9,215
Canada*	1,338	1,371	4,213	4,117
Singapore*	1,153	756	3,338	2,950
Indonesia*	1,861	335	5,135	1,199
Philippines*	1,110	395	2,610	1,222
New Zealand	484	474	1,493	1,516
United Arab Emirates*	1,065	1,467	1,755	1,495
	$257,904	$191,736	$794,938	$728,111

*Includes India led businesses for which total revenue was $201.1 million and $621.7 million for the three and nine months ended September 30, 2022, respectively, and $135.3 million and $557.8 million for the three and nine months ended September 30, 2021, respectively.

The Company’s revenues are derived from three product/service groups: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions.
    Presented in the table below is the breakout of our revenue groups for each of those product/service channels for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
EbixCash Exchanges	$196,113	$131,571	$608,906	$549,876
Insurance Exchanges	41,283	42,199	127,349	126,885
Risk Compliance Solutions	20,508	17,966	58,683	51,350
Totals	$257,904	$191,736	$794,938	$728,111

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At September 30, 2022 and December 31, 2021, the Company had $482 thousand and $910 thousand, respectively, of contract costs in “Other current assets” and $768 thousand and $912 thousand, respectively, in “Other assets” on the Company's condensed consolidated balance sheets.

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,822	$1,630
Costs recognized from the beginning balance	(852)	(534)
Additions, net of costs recognized	280	726
Balance, end of period	$1,250	$1,822

Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $7.8 million and $6.3 million of contract liabilities were included in billed accounts receivable as of September 30, 2022 and December 31, 2021, respectively.
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

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Balance, beginning of period	$41,357	$40,930
Revenue recognized from beginning balance	(59,110)	(30,922)
Additions, net of revenue recognized and currency translation	59,385	31,349
Balance, end of period	$41,632	$41,357

Accounts Receivable and the Allowance for Doubtful Accounts — As of September 30, 2022, reported accounts receivable of $156.1 million (net of $18.8 million allowance for doubtful accounts receivable) includes $56.1 million of contract assets. As of December 31, 2021, reported accounts receivable of $153.6 million (net of $19.9 million allowance for doubtful accounts receivable) includes $50.1 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt expense (recovery) in the amount of $(15) thousand and $1.7 million for the three and nine month period ended September 30, 2022, respectively, and $73 thousand and $(2.7) million for the three and nine month period ended September 30, 2021, respectively.

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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments occurred or were recognized in 2021 or in the nine months ended September 30, 2022.

    The Company considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one operating and reportable segment and one reporting unit.

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
    During the three months ended September 30, 2022, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $35.5 million, which was primarily caused by the 2.7% weakening of the Indian rupee.
During the nine months ended September 30, 2022, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $90.1 million, which was primarily caused by the 5.9% weakening of the Indian rupee.
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

    Recent Relevant Accounting Pronouncements — Since December 31, 2021 there have not been any new released accounting pronouncements that are material to our unaudited condensed consolidated financial statements, or are expected to have a material impact on our business.

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share ("EPS") is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$18,250	$15,451	$56,784	$52,763
Basic weighted average shares outstanding	30,777	30,646	30,745	30,595
Dilutive effect of stock options and restricted stock awards	6	55	3	55
Diluted weighted average shares outstanding	30,783	30,701	30,748	30,650
Basic earnings per common share	$0.59	$0.50	$1.85	$1.72
Diluted earnings per common share	$0.59	$0.50	$1.85	$1.72

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three and nine month period ended September 30, 2022 were 180,000 and 180,000, respectively, and for the three and nine month period ended September 30, 2021 were 177,000 and 177,000 respectively.

Note 3: Business Combinations
As part of its comprehensive business growth and expansion strategy, the Company seeks to execute accretive business acquisitions that are, in most cases, complementary to Ebix's existing products and services.
    During the nine months ending September 30, 2022, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2021, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2022, the total of these contingent consideration liabilities was $2.3 million, while at December 31, 2021, the total of these contingent consideration liabilities was $2.6 million.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at September 30, 2022 had a balance of $189.4 million. The Credit Facility matures in February 2023 ("Credit Facility Maturity Date") and, as a result, at September 30, 2022 the outstanding balance of the Credit Facility, $628.8 million, was classified as a current liability. The Company expects to address the Credit Facility maturity prior to the Credit Facility Maturity Date, and intends to do so in conjunction with the resolution of the anticipated IPO of EbixCash Limited, as further described within Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources". The refinancing of the Credit facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO of EbixCash Limited will be in the amount currently expected. Further, no assurances can be given when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company.

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

As of September 30, 2022, the Company's condensed consolidated balance sheets include $3.0 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the Credit Facility Maturity Date. $1.8 million of such deferred financing costs pertain to the Revolver, and $1.2 million pertains to the Term Loan, which is netted against the current portion of the Term Loan as reported on the condensed consolidated balance sheets. At December 31, 2021, the Company's Consolidated Balance Sheets included $4.7 million of remaining deferred financing costs in connection with the Credit Facility, with $2.8 million pertaining to the Revolver, and $1.9 million pertaining to the Term Loan, of which $1.6 million was netted against the current portion of the Term Loan and $261 thousand was netted against the long-term portion of the Term Loan as reported on the condensed consolidated balance sheets.

    As of September 30, 2022, the outstanding balance on the Revolver was $439.4 million and the Revolver carried an interest rate of 8.56% at September 30, 2022. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the nine months ended September 30, 2022, the average and maximum outstanding balances of the revolving line of credit component of the Credit Facility were both $439.4 million. At December 31, 2021, the outstanding balance on the Revolver was $439.4 million and the Revolver carried an interest rate of 5.50%. This balance was included in the long-term liabilities section of the condensed consolidated balance sheets. During 2021, the average and maximum outstanding balances on the Revolver were both $439.4 million.

    As of September 30, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million is due within the next twelve months. $23.5 million of principal payments were made during the nine months ended September 30, 2022, of which $20.7 million were scheduled amortization payments. This Term Loan also carried an interest rate of 8.56% at September 30, 2022. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets at September 30, 2022. At December 31, 2021, the outstanding balance on the Term Loan was $212.9 million, of which $28.2 million was due within twelve months. The Term Loan also carried an interest rate of 5.50% at December 31, 2021.

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

    As of September 30, 2022 and December 31, 2021, the total of these working capital facilities was $6.1 million and $5.6 million, respectively, and is included in current liabilities in the Company's condensed consolidated balance sheets.

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

On September 30, 2022, the Court dismissed the second amended complaint in its entirety for failure to state a claim but granted plaintiff’s request for leave to file a third amended complaint on or before October 31, 2022. On October 31, 2022, Lead Plaintiff filed a third amended complaint, once again alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. Defendants deny any liability and intend to defend the action vigorously.

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
On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. On July 23, 2021, the court granted a stipulation and order consolidating the Calvo and Votto Actions under the caption In re Ebix Shareholders Derivative Litigation, Case No. 21-cv-4380-JMF (the “Consolidated Derivative Action”). The July 7, 2021 order staying the Calvo Action pending the resolution of any motion(s) to dismiss the Class Action applied to the Consolidated Derivative Action. After the Court dismissed the Class Action but granted plaintiff leave to replead, the parties entered a stipulation agreeing to extend the stay of the Consolidated Derivative Action pending resolution of any motion to dismiss a third amended complaint in the Class Action. On October 20, 2022, the Court approved the stipulation staying the Consolidated Derivative Action.

On November 5, 2021, Daniel Lilienfeld, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Northern District of Georgia on behalf of Ebix captioned Lilienfeld v. Raina, et. al., Case No. 1:21-cv-04590-ELR (the "Lilienfeld Action"), asserting claims against the same defendants as the Consolidated Derivative Action. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On January 17, 2022, the parties filed a joint motion to stay the Lilienfeld Action pending the resolution of the motion to dismiss the Class Action. On January 18, 2022, the court issued an order denying the motion in favor of administratively closing the case pending a ruling on Defendants’ motion to dismiss the Class Action. On October 19, 2022, the parties filed a motion asking the court to extend the administrative closure of the Lilienfeld Action pending resolution of any motion to dismiss a third amended complaint in the Class Action. On October 26, 2022, the Court approved the motion to extend the administrative closure of the Lilienfeld Action.

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Consolidated Derivative Action and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On March 30, 2022, the court granted a joint motion to stay the Shah Action pending the resolution of the motion to dismiss the Class Action. On October 28, 2022, the parties filed a joint motion to extend the stay of the Shah Action pending resolution of any motion to dismiss a third amended complaint in the Class Action. The motion to extend the stay is currently pending the Court's approval.
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

Note 6: Income Taxes
    The Company recorded a net income tax expense of $1.9 million (9.90%) and $6.1 million (10.04%) during the three and nine months ended September 30, 2022, respectively, which included tax expense of $0.7 million and $1.4 million from certain discrete items related to stock compensation and uncertain tax positions during the three and nine months ended September 30, 2022, respectively. The income tax expense, exclusive of discrete items, was $1.2 million (6.09%) and $4.7 million and (7.77%) for the three and nine months ended September 30, 2022, respectively. The Company expects its full year effective tax rate to be in the range of 7% to 10%.
     As of September 30, 2022 and December 31, 2021 a liability of $6.4 million and $6.2 million for uncertain tax positions is included in other long-term liabilities of the Company's condensed consolidated balance sheets. The Company increased this liability reserve during the nine months ended September 30, 2022 and September 30, 2021 by $194 thousand and $789 thousand, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

    The following enterprise-wide information relates to the Company's geographic locations:

	Nine Months Ended	As of	Nine Months Ended	As of
	September 30, 2022	September 30, 2022	September 30, 2021	December 31, 2021
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$611,560	$668,990	$553,072	$693,709
United States	114,392	370,873	114,073	377,305
Australia	24,813	2,500	26,997	2,928
Europe	11,990	18,865	12,255	23,304
Latin America	13,639	12,541	9,215	12,696
Canada*	4,213	5,929	4,117	5,886
Singapore*	3,338	29,783	2,950	17,260
Indonesia*	5,135	16	1,199	95
Philippines*	2,610	561	1,222	1,824
New Zealand	1,493	222	1,516	367
United Arab Emirates*	1,755	53,719	1,495	54,254
Mauritius*	—	4,663	—	4,663
	$794,938	$1,168,662	$728,111	$1,194,291

*Includes India led businesses for which total revenue was $621.7 million, for the nine months ended September 30, 2022 and $557.8 million for the nine months ended September 30, 2021.

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of Ebix Vayam Limited JV, and, during the three and nine months ended September 30, 2022, Ebix Vayam Limited JV recognized $284 thousand and $897 thousand, respectively, of revenue from Vayam. During the three and nine months ended September 30, 2021, Ebix Vayam Limited JV recognized $204 thousand and $574 thousand, respectively, of revenue from Vayam. As of September 30, 2022, Ebix Vayam Limited JV had $12.2 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.7 million. As of December 31, 2021, Ebix Vayam Limited JV had $17.0 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $7 million.

    Effective September 2015, Ebix and Independence Holding Company ("IHC") formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business in the U.S. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of EbixHealth JV into the Company's financial statements and separately reporting EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of EbixHealth JV, and, during the three and nine months ended September 30, 2022, EbixHealth JV recognized $284 thousand and $897 thousand, respectively, of revenue from IHC. During the three and nine months ended September 30, 2021, EbixHealth JV recognized $360 thousand and $1.2 million, respectively, of revenue from IHC. As of September 30, 2022 and December 31, 2021, EbixHealth JV had $79 thousand and $154 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and nine months ended September 30, 2022 the Company recognized $24 thousand and $64 thousand, respectively, of revenue from IHC. During the three and nine months ended September 30, 2021, the Company recognized $32 thousand and $75 thousand, respectively, of revenue from IHC. As of September 30, 2022 and December 31, 2021, Ebix had $11 thousand and $83 thousand of accounts receivable with IHC. EbixHealth JV has a $1.8 million note due to IHC. The Company recorded $125 thousand in amortization expense related to the IHC customer relationship intangible during the three months ending September 30, 2022.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 and the year ended December 31, 2021 are reflected in the following table:

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Beginning Balance	$939,249	$949,037
Additions	—	—
Purchase accounting adjustments	—	1,201
Foreign currency translation adjustments	$(51,947)	(10,989)
Ending Balance	$887,302	$939,249

    The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$100,429	$102,446
Developed technology	19,860	20,234
Dealer network	5,959	6,534
Airport contracts	4,049	4,441
Trademarks	2,625	2,696
Store networks	2,184	2,396
Brand	803	880
Non-compete agreements	705	721
Database	212	212
Backlog	140	140
Total intangibles	136,966	140,700
Accumulated amortization	(98,941)	(93,905)
Finite-lived intangibles, net	$38,025	$46,795

Indefinite-lived intangibles:
Customer/territorial relationships	$16,647	$16,647

Amortization expense recognized in connection with acquired intangible assets was $2.3 million and $7.3 million for the three and nine month period ended September 30, 2022, respectively, and $2.7 million and $7.9 million for the three and nine month period ended September 30, 2021, respectively.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings; development of the P&C underwriting insurance data exchange platform servicing the London markets; development of EbixCash’s SaaS based Asset Management and Collection platforms having global application; development of EbixCash’s single sign on agent and customer portal, including mobile application, and content development work related to the e-learning business of EbixCash. During the three and nine months ended September 30, 2022, the Company capitalized $1.5 million and $5.7 million, respectively, and, during the three and nine months ended September 30, 2021, the Company capitalized $1.5 million and $4.6 million, respectively, of such development costs. At September 30, 2022 and December 31, 2021, a total of $23.7 million and $21.6 million, respectively, of remaining unamortized development costs are reported on the Company’s condensed consolidated balance sheets.

    During the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $2.2 million, respectively, of amortization expense with regards to these capitalized software development costs, which is included in cost of services provided in the Company’s condensed consolidated statements of income. During the three and nine months ended September 30, 2021, related amortization expense was $0.8 million and $2.5 million, respectively. The capitalized continuing medical education product costs are being amortized using a three-year to five-year straight-line methodology and certain continuing medical education product costs are immediately expensed. The capitalized software development costs for the P&C underwriting insurance data exchange platform are being amortized over a period of five years. The capitalized software development costs related to EbixCash products mentioned above shall be amortized over a period of five years once the platforms/products are launched into the marketplace.

Note 11: Other Current Assets

    Other current assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Prepaid expenses	$66,574	$70,520
Sales taxes receivable from customers	3,031	5,058
Other third party receivables	1,049	3,921
Credit card merchant account balance receivable	694	681
Short term portion of capitalized costs to obtain and fulfill contracts	482	910
Accrued interest receivable	676	206
Other	5,501	3,093
Total	$78,007	$84,389

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers, and certain office equipment with expiration dates ranging through 2028 with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At September 30, 2022, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2022 (Remaining three months)	$987	$47	$1,034
2023	3,633	158	3,791
2024	2,360	133	2,493
2025	1,749	19	1,768
2026	1,047	—	1,047
Thereafter	1,505	—	1,505
Total	11,281	357	11,638
Less: present value discount*	(1,397)	(20)	(1,417)
Present value of lease liabilities	9,884	337	10,221

Less: current portion of lease liabilities	(3,313)	(156)	(3,469)
Total long-term lease liabilities	$6,571	$181	$6,752

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $9.6 million and $10.1 million as of September 30, 2022, and December 31, 2021, respectively. The lease cost is recognized in our condensed consolidated statements of income in the category of general and administrative and is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating Lease Cost	$1,001	$1,109	$2,980	$3,873
Finance Lease Cost:
Amortization of Lease Assets	41	48	135	146
Interest on Lease Liabilities	5	8	18	27
Finance Lease Cost	46	56	153	173
Sublease Income	(23)	(34)	(69)	(95)
Total Net Lease Cost	$1,024	$1,131	$3,064	$3,951

    Other information about lease amounts recognized in our condensed consolidated statement of income is summarized as follows:

September 30, 2022
Weighted Average Lease Term - Operating Leases	4.1 years
Weighted Average Lease Term - Finance Leases	2.2 years
Weighted Average Discount Rate - Operating Leases	7.9%
Weighted Average Discount Rate - Finance Leases	6.0%

    At September 30, 2022, our lease liability of $10.2 million does not include certain arrangements, which are primarily airport leases that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $19.4 million as follows:

Year	Commitments
(in thousands)
2022 (Remaining three months)	$3,924
2023	15,497
Thereafter	—
Total	$19,421
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the nine months ended September 30, 2022 and 2021 was $11.9 million and $7.3 million, respectively. During the third quarter of 2022, the airport leases remain subject to concessional rent abatements/reductions until the Company fully restarts its airport operations. The concessional rent abatements/reductions has been granted on the basis of low passenger traffic counts, which is due to various restrictions resulting from COVID-19. It remains uncertain when and under what conditions each payment abatement/reduction will end.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at September 30, 2022.

Note 14: Other Current Liabilities

    Other current liabilities at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$29,810	$24,393
Acquisition obligations (upfront purchase and contingent consideration)	2,250	2,444
Total	$32,060	$26,837

Note 15: Subsequent Events
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
    Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021 which is incorporated by reference herein, and in Part II, Item 1A "Risk Factors" in this Form 10-Q, including but not limited to: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in India, Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; the impacts of the COVID-19 global pandemic on our operating performance; ability to secure additional financing to support capital requirements; the ability to refinance the Credit Facility by the Credit Facility Maturity Date as well as Credit Facility provisions that could materially restrict our business; costs and effects of litigation, investigations, or similar matters that could affect our business, operating results and financial condition; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
    Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•our future liquidity needs discussed under “Liquidity and Financial Condition” regarding our ability to replace our Credit Facility prior to or at the Credit Facility Maturity Date, generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs (refer to Note 4 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, "Debt");
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

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure software exchanges and e-commerce services to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other primarily Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 85.6% and 84.3% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively.

Ebix’s goal is to be a leading facilitator of insurance and financial transactions in the world. The Company’s technology vision is to focus on the convergence of all channels, processes, and entities in a manner such that data seamlessly flows once a data entry has initially been made. Ebix strives to work collaboratively with clients to develop innovative technology strategies and solutions that address specific business challenges and requirements. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, IT and business process outsourcing, application software, and web and application hosting to meet the individual needs of organizations.
Offices and Geographic Information

    The Company’s corporate headquarters, including substantially all of our corporate administration functions, is located in Johns Creek, Georgia, where we own a commercial office building and campus facility. Additionally, the Company leases office space in New Zealand, Australia, Singapore, Dubai, Brazil, Canada, Indonesia, the Philippines, and the United Kingdom for support, operations, and sales offices. The Company also leases approximately 95 facilities across India, while owning six facilities in India.

Effects of COVID-19 and Other Global Events
    In December 2019, COVID-19 was reported and spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and, on March 13, 2020, the U.S. government declared a national emergency with respect to COVID-19.
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
    Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. During 2021 and 2022, the Company transitioned to a hybrid model of remote/on site work at many of its locations. The ongoing effects of the COVID-19 pandemic on our operational and financial performance will depend on the duration and spread of COVID-19 and its variants.
    During the fiscal year ended December 31, 2020, particularly beginning in March, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, e-learning, and consulting business areas, after certain government restrictions were implemented. This decreased demand continued throughout 2020 and 2021 in varying degrees for each business area, and even persists through the date of this filing for all of the above mentioned business areas, but most notably in the remittance, e-learning, and travel businesses. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, and we cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.

We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. Along with the measures mentioned above to protect the health and safety of our employees, we took steps to strengthen our financial position in 2020 to mitigate the adverse impact that COVID-19 has had or may have on our business and operations, including amending our Credit Facility, reducing salaries for certain employees, furloughing employees in the most negatively impacted business areas, eliminating certain employee positions, and eliminating, reducing, or deferring non-essential expenditures. In 2021, we largely returned salaries to pre-COVID-19 levels and, in the case of certain IT professionals, increased wages in reaction to a tightening labor market in India. Additionally, we have ceased our share repurchase program until business conditions improve globally.
We also continue to evaluate the potential effects on our business from other economic conditions and global events, including the situation in Ukraine and Russia that began in February 2022. In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals in Russia, including financial institutions, by governments around the world, including the U.S. and the European Union. We have no employees or operations in either Ukraine or Russia. However, the invasion of Ukraine by Russia and the sanctions and other measures imposed in response to this situation have increased the level of economic and political uncertainty in Russia and other areas of the world. Risks associated with heightened geopolitical economic instability include, among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets and foreign currency rates, increased cyber disruptions, and higher supply chain costs. The duration and extent of the effects of the invasion of Ukraine by Russia on the global economy and our operations is difficult to predict. However, a significant escalation or expansion of the scope or of the related economic disruption could have an adverse effect on our business and financial results.
    Our reported results for the nine-month period ended September 30, 2022 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic or other global events or economic conditions to a greater extent than the reported period. The impact of the COVID-19 pandemic and other global events mentioned above may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2021 for a complete description of the material risks that the Company currently faces.
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
    Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
EbixCash Exchanges	$196,113	$131,571	608,906	549,876
Insurance Exchanges	41,283	42,199	127,349	126,885
Risk Compliance Solutions	20,508	17,966	58,683	51,350
Totals	$257,904	$191,736	$794,938	$728,111

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Subscription	14%	18%	14%	16%
Transaction-Based	81%	73%	81%	78%
Professional Services/Consulting/Other	5%	9%	5%	6%

Results of Operations — Three Months Ended September 30, 2022 and 2021
Operating Revenue

    During the three months ended September 30, 2022, our total operating revenues increased $66.2 million, or 35%, to $257.9 million as compared to $191.7 million during the third quarter of 2021. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the U.S. and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and the closure of non-essential businesses. Our travel, foreign exchange, remittance, e-learning, and financial technologies businesses continue to generate revenues below pre-COVID 19 operating levels, but the Company is seeing a material rebound in these businesses during 2022 year-to-date. Total revenues increased year-over-year during the third fiscal quarter of 2022 due primarily to year-over-year increases in the Company's payment solutions revenues in India (primarily prepaid gift cards), which increased approximately $40 million year-over-year, or 39%, travel and foreign exchange revenues (a combined approximately $20 million increase, or 145%, over the third quarter of 2021), BPO revenues in India ($3 million increase or 42%), Latin America revenues ($1.7 million increase or 55%), U.S. annuity exchange revenues ($1.1 million increase or 16%) and e-learning revenues ($0.7 million increase or 110%). Reported revenues were negatively impacted by the weakening of foreign exchange rates in our operating geographies during the third quarter ended September 30, 2022. The largest negative impact due to exchange rate movements was in the Indian Rupee, British Pound Sterling, and the Australian Dollar. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, decreased reported revenues by approximately $16.9 million for the three months ended September 30, 2022. This negative impact from foreign exchange rate movements was the most pronounced negative impact on the Company's quarterly revenues in the past five fiscal years. International revenue accounted for 85.4% and 80.0% of the Company’s total revenue for the three months ended September 30, 2022 and 2021, respectively.
Cost of Services Provided
    Cost of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $53.5 million, or 44%, to $174.3 million in the third quarter of 2022 as compared to $120.8 million in the third quarter of 2021. For the three months ended September 30, 2022, cost of services as a percentage of total revenues increased to 67.6% of total revenues as compared to 63.0% for the three months ended September 30, 2021. The increase in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year-over-year, particularly the increase in payment solutions revenue within the EbixCash operations (primarily gift cards). Payment solutions revenues increased by approximately 39% year-over-year in the third quarter ended September 30, 2022 and carry lower gross margins relative to other solutions/services offered by the Company. Additionally, the Company has incurred some costs to ramp up those businesses most impacted by COVID-19, such as our travel, foreign exchange and remittance businesses, as operations return to a more normal rhythm, which has had a negative impact on gross profit margins.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers, and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $0.3 million, or 3%, to $10.5 million during the third quarter of 2022 as compared to $10.2 million during the third quarter of 2021. The year-over-year increase in product development expenses in the third quarter of 2022 was driven by increased labor costs.
Sales and Marketing Expenses
    Sales and marketing expenses of $4.0 million in the third quarter of 2022 increased compared to $3.4 million in the third quarter of 2021. The increase was driven by increased marketing/advertising expenditures, primarily related to the EbixCash businesses.

General and Administrative Expenses
    General and administrative expenses increased $9.0 million, or 35%, to $34.4 million in the third quarter of 2022 as compared to $25.4 million in the third quarter of 2021. The year-over-year increase is primarily due to increased personnel costs, including travel expenses, of approximately $4.9 million, and an increase in rent expense of approximately $3.7 million in the third quarter of 2022 versus the comparable prior year period. The increase in rent expense is primarily related to the Company's foreign exchange operations in India. As airports and other points of entry into India are beginning to operate at more normal capacity, EbixCash has reopened operations in certain airports/points of entry and past rent abatements due to COVID-19 have diminished in the third quarter of 2022 versus the prior year quarter.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $0.6 million, or 15%, to $4.4 million in the third quarter of 2022 as compared to $3.8 million in the third quarter of 2021, primarily due to the impact from increased capital expenditures over the past several quarters, and certain reclassifications and useful life adjustments made by the Company in the first quarter of 2022 that were not material to the overall financial condition of the Company. The increased depreciation is occurring primarily within the EbixCash BPO business.
Interest Income
    Interest income increased $44 thousand, or 183%, to $68 thousand in the third quarter of 2022 as compared to $24 thousand in the third quarter of 2021. The increase resulted from both a higher interest rate environment and increased amounts of interest-bearing short term investments and restricted cash balances in 2022 versus the comparable period in 2021.
Interest Expense
    Interest expense of $15.5 million in the third quarter of 2022 increased 41% as compared to $11.0 million in the third quarter of 2021. While the average outstanding balance under the Company's Credit Facility decreased year-over-year by approximately $27.2 million from approximately $663.6 million to approximately $636.3 million, the Company's interest rate increased by approximately 2.6% year-over-year. The increased interest rate environment, coupled with increased amortization of deferred financing costs in the third quarter of 2022 versus the comparable prior year quarter resulted in increased interest expense year-over-year of over $4.8 million. Offsetting the increased interest expense from the Credit Facility was a year over year decrease in interest expense from the Company's working capital facilities in India. The average balance of our working capital facilities declined year-over-year by approximately $4.0 million.
Non-Operating (Loss)/Income
Non-operating loss in the third quarter of 2022 decreased to $0.4 million as compared to $1.3 million in the prior year. These expenses in 2021 and 2022 are attributable to non-operating expenses in our India operations, primarily related to corporate social responsibility programs that are intended to benefit the welfare of the Indian society as a whole.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the three months ended September 30, 2022 in the amount of $4.9 million which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $1.9 million (9.90%) during the three months ended September 30, 2022, which included tax expense of $0.7 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $1.2 million (6.09%) during the three months ended September 30, 2022. The Company expects its full year effective tax rate to be in the range of 7% to 10%.
Results of Operations — Nine Months Ended September 30, 2022 and 2021
Operating Revenue

    During the nine months ended September 30, 2022, our total operating revenues increased $66.8 million, to $794.9 million as compared to $728.1 million during the nine months ended September 30, 2021. The year-over-year increase in revenues for the year-to-date period ended September 30, 2022 was due primarily to a year-over-year increase in the Company's travel and foreign exchange revenues (a combined approximately $49 million increase, or 146%, over the year-to-date period in 2021), BPO revenues in India (increase of $7.4 million or 48%), e-learning revenues (increase of $2.9 million or 220%), Latin America revenues (increase of $4.4 million or 48%), and U.S. annuity exchange revenues (increase of $3.6 million or 20% increase). These increases were offset by a decrease in the Company's year-over-year U.S. consulting and professional services revenues (combined $2.8 million decrease or 10%). Reported revenues were negatively impacted by the weakening of foreign exchange rates in our operating geographies during the year-to-date period ended September 30, 2022. The largest negative impact due to exchange rate movements was in the Indian rupee and Australian dollar. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, decreased reported revenues by approximately $33.8 million for the nine months ended September 30, 2022. This negative impact from foreign exchange rate movements was the most pronounced negative impact on the Company's year-to-date revenues in the past five fiscal years. International revenue accounted for 85.6% and 84.3% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively.
Cost of Services Provided
    Cost of services provided, which includes costs associated with customer support, consulting, implementation, and training services, increased $35.1 million, or 7%, to $554.4 million in the nine months ended September 30, 2022 as compared to $519.4 million in the nine months ended September 30, 2021. For the nine months ended September 30, 2022, cost of services as a percentage of total revenues decreased to 69.7% of total revenues as compared to 71.3% for the nine months ended September 30, 2021. The decrease in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year-over-year, particularly the growth in the Company's travel and foreign exchange (146%), Indian BPO (48%), Latin America (48%) and U.S. annuity exchange (20%) revenues mentioned above. The low margin payment solutions revenues (primarily prepaid gift cards) increased by less than 1% year-over-year in the nine months ended September 30, 2022.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers, and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $1.1 million, or 4%, to $31.0 million for the nine months ended September 30, 2022 as compared to $29.8 million for the comparable period in 2021. The year-over-year increase in product development expenses was driven by increased personnel costs primarily in India.
Sales and Marketing Expenses
    Sales and marketing expenses of $12.2 million for the nine months ended September 30, 2022 increased $1.6 million as compared to $10.6 million in 2021. The increase was due to increased marketing/advertising expenditures, primarily in India.
General and Administrative Expenses
    General and administrative expenses increased $23.0 million, or 33%, to $93.0 million during the nine months ended September 30, 2022 as compared to $70.1 million for the same period in 2021. The year-over-year increase is primarily due to increased personnel costs, including travel expenses, of approximately $12.6 million (primarily within the Company's EbixCash operations), an increase in rent expense of approximately $4.8 million versus the comparable prior year period, as well as an approximately $4.4 million increase in bad debt expense. The increase in rent expense is primarily related to the Company's foreign exchange operations in India. As airports and other points of entry into India are beginning to operate at more normal capacity, EbixCash has reopened operations in certain airports/points of entry and past rent abatements due to COVID-19 have diminished in the year-to-date 2022 period versus the comparable 2021 period. The bad debt expense increase is primarily due to a reduction in the allowance for doubtful accounts associated with the Ebix Vayam joint venture in the year-to-date period in 2021 of over $5.0 million that relates to receivables from a government-owned customer in India, BSNL. During the year-to-date period in 2022 the allowance for doubtful accounts related to the Ebix Vayam joint venture was reduced by approximately $0.7 million.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $2.0 million, or 18%, to $13.7 million in the nine months ended September 30, 2022 as compared to $11.6 million in the comparable period of 2021, primarily due to the impact from increased capital expenditures in 2022 as compared to 2021, and certain reclassifications and useful life adjustments made by the Company in the first quarter of 2022 that were not material to the overall financial condition of the Company.
Interest Income
    Interest income increased $147 thousand to $196 thousand for the nine months ended September 30, 2022 as compared to $49 thousand for the comparable period in 2021. The increase resulted from a higher interest rate environment in the year-to-date period of 2022 as compared to the 2021 year-to-date period.
Interest Expense
Interest expense of $37.4 million in the nine months ended September 30, 2022 increased 27% as compared to $29.5 million in the for the same period in 2021. While the average outstanding balance under the Company's Credit Facility decreased year-over-year by approximately $36.1 million from approximately $676.4 million to $640.3 million, the Company's interest rate increased by approximately 2.1% year-over-year. The increased interest rate year-over-year and increased amortization of deferred financing costs in the 2022 year-to date period versus 2021 resulted in increased interest expense year-over-year of approximately $10.0 million. Offsetting the increased interest expense from the Credit Facility was a year-over-year decrease in interest expense from the Company's working capital facilities in India. The average balance of our working capital facilities declined year-over-year by over $7 million.
Non-Operating (Loss)/Income
Non-operating loss in the nine months ended September 30, 2022 decreased to $1.6 million as compared to $2.5 million in the prior year. The losses are attributable to non-operating expenses in our India operations, primarily related to corporate social responsibility programs that are intended to benefit the welfare of the Indian society as a whole.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the nine months ended September 30, 2022 in the amount of $9.1 million as compared to a foreign exchange loss of $(0.8) million in the comparable prior year period. These gains and losses consisted of net gains/losses realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $6.1 million (10.04%) during the nine months ended September 30, 2022, which included tax expense of $1.4 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $4.7 million (7.77%) during the nine months ended September 30, 2022. The Company expects its full year effective tax rate to be in the range of 7% to 10%.

Liquidity and Capital Resources
    Our principal sources of liquidity are the cash flows provided by our operating activities and cash and cash equivalents on hand. The Company's Credit Facility is due to mature in February 2023 and, as a result, at September 30, 2022 the outstanding balance of the Credit Facility, $628.8 million, was classified as a current liability. The Company has a negative working capital position of $469.1 as of September 30, 2022. The Company expects to address the maturity of the Credit Facility prior to the Credit Facility Maturity Date, and intends to do so in conjunction with the resolution of the anticipated IPO of EbixCash Limited described below. Any refinancing of the Credit Facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO (described below) will be in the amount currently expected.
The Company’s Indian subsidiary, EbixCash Limited, filed a Draft Red Herring Prospectus ("DRHP") with the Securities and Exchange Board of India on March 9, 2022, for an initial public offering aggregating up to ₹60,000 million or $787 million (the “IPO”). Of the IPO proceeds, approximately $350 million is proposed to be utilized towards purchase of outstanding compulsorily convertible debentures from Ebix Asia Holdings Inc, Mauritius and in turn payment to Ebix, Inc., which is proposed to be used towards reduction of Ebix Inc.’s outstanding debt. Approximately $130 million is proposed to be utilized for working capital requirements of EbixCash Limited and its subsidiaries. The remaining proceeds would be utilized towards, inter alia, growth-related initiatives of EbixCash Limited, including acquisitions and other investments. No assurances can be given when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company.
The Company is also pursuing multiple other capital raising strategies to address the refinancing requirements of the Credit Facility, including debt, equity, and hybrid debt/equity options at the corporate level and within the EbixCash operations in India. If necessary, the Company will also pursue other strategic options, and the Board of Directors has formed a special committee to assist it in further evaluating all alternatives to address the capital required to refinance the Credit Facility.
Our current ratio decreased to 0.42 at September 30, 2022 from 1.79 at December 31, 2021 and our working capital position decreased to $(469.1) million at September 30, 2022 from $161.4 million at December 31, 2021 due to the classification of the Credit Facility as a current liability at September 30, 2022. Our current ratio and working capital position, net of the impact of the classification of debt as current liabilities and assuming similar current maturities of debt at December 31, 2021, would have been approximately 1.7 and $132.1 million, respectively, at September 30, 2022.
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
Our cash and cash equivalents were $71.0 million and $99.6 million at September 30, 2022 and December 31, 2021, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 1, 2022 are presented in the table below:

Country/Region	Cash, Restricted Cash and Short-Term Investments
(In thousands)
India	$63,262
United States	7,785
Philippines	4,298
Australia	3,274
Indonesia	2,390
Latin America	1,756
Singapore	919
New Zealand	422
United Arab Emirates	594
Canada	3,165
Europe	962
Mauritius	22
Total	$88,849

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
    During the nine months ending September 30, 2022, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2021, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of September 30, 2022, the total of these contingent liabilities was $2.3 million, while at December 31, 2021, the total of these contingent consideration liabilities was $2.6 million.

Operating Activities
    Net cash provided by our operating activities was $45.1 million for the nine months ended September 30, 2022. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $56.8 million, $13.7 million of depreciation and amortization, $2.9 million of non-cash share-based compensation, $2.6 million of right-of-use assets amortization, $2.2 million of amortization of capitalized software development costs, an $2.4 million increase in contract liabilities, a $(25.4) million impact from the provision for deferred taxes, and $5.6 million of working capital requirements, primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses, offset in part by increases in payables to service agents, other liabilities and contract liabilities. During the nine months ended September 30, 2022, the Company made $28.9 million of tax payments.

    Net cash provided by our operating activities was $39.8 million for the nine months ended September 30, 2021. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $52.8 million, $11.6 million of depreciation and amortization, $4.0 million of non-cash share-based compensation, $3.5 million of right-of-use assets amortization, $2.5 million of amortization of capitalized software development costs, and $26.6 million of working capital requirements, primarily due to increased accounts receivable and receivables from services provides, an increase in the other assets, and decreased accounts payable and accrued expenses. During the nine months ended September 30, 2021, the Company made $14.4 million of tax payments.

Investing Activities

    Net cash used for investing activities during the nine months ended September 30, 2022 was $22.9 million, and consisted primarily of $12.7 million for capital expenditures, $5.7 million for software development costs that were capitalized and an increase in marketable securities of $4.5 million (specifically bank certificates of deposit).

    Net cash used for investing activities during the nine months ended September 30, 2021 was $2.0 million, and consisted primarily of $4.6 million for software development costs that were capitalized, $5.3 million for capital expenditures, and decreases in marketable securities of $11.9 million (specifically bank certificates of deposit).

Financing Activities
    During the nine months ended September 30, 2022, net cash used in financing activities was $31.8 million, which consisted primarily of $23.5 million used to make principal payments on the existing term loan, a $0.9 million increase in EbixCash working capital facilities in India, a $2.0 million reduction in other debt outside the Company's Credit Facility and the working capital facilities, and $7.0 million of dividends to our common stockholders.

    During the nine months ended September 30, 2021, net cash used in financing activities was $52.9 million, which consisted primarily of an $8.6 million reduction in EbixCash working capital facilities in India, $36.9 million used to make scheduled payments on the existing term loan and $7.0 million of dividends to our common stockholders.

Credit Facility

The Company's Credit Facility provides a $450 million Revolver as well as a Term Loan, which at September 30, 2022 had a balance of $189.4 million. The Credit Facility matures in February 2023. As a result of the impending maturity within the next twelve months from the September 30, 2022 financial statements date herein, the outstanding balance of the Credit Facility, $628.8 million, is classified as a current liability within the Condensed Consolidated Balance Sheets. Because of this classification of the Credit Facility as a current liability, the Company has a negative working capital position of $469.1 million.

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

As of September 30, 2022, the outstanding balance on the Revolver was $439.4 million and the Revolver carried an interest rate of 8.56% at September 30, 2022. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the nine months ended September 30, 2022, the average and maximum outstanding balances of the Revolver were both $439.4 million. At December 31, 2021, the outstanding balance on the Revolver was $439.4 million and the Revolver carried an interest rate of 5.50%. This balance was included in the long-term liabilities section of the condensed consolidated balance sheets. During 2021, the average and maximum outstanding balances on the Revolver were both $439.4 million.

    As of September 30, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million is due within the next twelve months. $23.5 million of principal payments were made during the nine months ended September 30, 2022, of which $20.7 million were scheduled amortization payments. This Term Loan also carried an interest rate of 8.56% at September 30, 2022, subject to the same above mentioned increase in interest rate as the Revolver. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets. At December 31, 2021, the outstanding balance on the Term Loan was $212.9 million, of which $28.2 million was due within twelve months. The Term Loan also carried an interest rate of 5.50% at December 31, 2021.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP, as promulgated in the U.S., requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our Condensed Consolidated Financial Statements and accompanying notes. We believe the most complex and sensitive judgments, because of their significance to the Condensed Consolidated Financial Statements, result primarily from the need to make estimates and assumptions about the effects of matters that are inherently uncertain. These accounting policies involve the use of “critical accounting estimates” because they are particularly dependent on estimates and assumptions made by management about matters that are uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates that we used are reasonably likely to occur from period to period both of which may have a material impact on our financial condition and results of operations. For additional information about these policies, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q. Although we believe that our estimates, assumptions and judgments are reasonable, they are limited based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues, or financial condition. During the nine months ended September 30, 2022 and 2021, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(90.1) million and $(16.6) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $10.9 million and $7.7 million for the nine months ended September 30, 2022 and 2021, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2022, the Company had $628.8 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $189.4 million term loan, and a $439.4 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based London Inter-Bank Offered Rate ("LIBOR") related interest rate, and stood at 8.56% at September 30, 2022. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.8 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the nine months ended September 30, 2022 were approximately $112.5 million and its existing cash balances as of September 30, 2022 were $71.0 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.
    There were no other material changes to our market risk exposure during the nine months ended September 30, 2022 and 2021. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our 2021 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2022. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
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

On September 30, 2022, the Court dismissed the second amended complaint in its entirety for failure to state a claim but granted plaintiff’s request for leave to file a third amended complaint on or before October 31, 2022. On October 31, 2022, Lead Plaintiff filed a third amended complaint, once again alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. Defendants deny any liability and intend to defend the action vigorously.

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
On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. On July 23, 2021, the court granted a stipulation and order consolidating the Calvo and Votto Actions under the caption In re Ebix Shareholders Derivative Litigation, Case No. 21-cv-4380-JMF (the “Consolidated Derivative Action”). The July 7, 2021 order staying the Calvo Action pending the resolution of any motion(s) to dismiss the Class Action applied to the Consolidated Derivative Action. After the Court dismissed the Class Action but granted plaintiff leave to replead, the parties entered a stipulation agreeing to extend the stay of the Consolidated Derivative Action pending resolution of any motion to dismiss a third amended complaint in the Class Action. On October 20, 2022, the Court approved the stipulation staying the Consolidated Derivative Action.

On November 5, 2021, Daniel Lilienfeld, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Northern District of Georgia on behalf of Ebix captioned Lilienfeld v. Raina, et. al., Case No. 1:21-cv-04590-ELR (the "Lilienfeld Action"), asserting claims against the same defendants as the Consolidated Derivative Action. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On January 17, 2022, the parties filed a joint motion to stay the Lilienfeld Action pending the resolution of the motion to dismiss the Class Action. On January 18, 2022, the court issued an order denying the motion in favor of administratively closing the case pending a ruling on Defendants’ motion to dismiss the Class Action. On October 19, 2022, the parties filed a motion asking the court to extend the administrative closure of the Lilienfeld Action pending resolution of any motion to dismiss a third amended complaint in the Class Action. On October 26, 2022, the Court approved the motion to extend the administrative closure of the Lilienfeld Action.

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Consolidated Derivative Action and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On March 30, 2022, the court granted a joint motion to stay the Shah Action pending the resolution of the motion to dismiss the Class Action. On October 28, 2022, the parties filed a joint motion to extend the stay of the Shah Action pending resolution of any motion to dismiss a third amended complaint in the Class Action. The motion to extend the stay is currently pending the Court's approval.
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

    There were no share repurchases during the fiscal third quarter ended September 30, 2022, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million. During the third quarter ended September 30, 2022, a total of 950 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations. For the year-to-date period ended September 30, 2022, a total of 3,914 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations.

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

Ebix, Inc.
Date:	November 9, 2022	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Steven M. Hamil
Steven M. Hamil
Global Chief Financial Officer (Principal Financial and Accounting Officer)