Form 10-K
period 2022-12-31
EBIX INC
filed 2023-03-15
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
1

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of March 6, 2023, the number of shares of common stock outstanding was 30,902,615. As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of common stock held by non-affiliates, based upon the last sale price of the shares as reported on the Nasdaq Global Capital Market on such date, was approximately $296 million.

2

EBIX, INC.
3

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

Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference, include, but are not limited to:

•the maturity of our Credit Facility in May 2023 and our ability to secure financing as needed;
•our ability to complete the EbixCash IPO (as defined below) on acceptable terms or at all;
•the continuing impact of COVID-19;
•the impact of U.S. and global market, economic and geopolitical conditions;
•any reduction in our gift card business following its rapid growth during COVID-19
•willingness of independent insurance agencies to outsource their computer and other processing needs to third parties;
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

These and other risks are described in more detail in Part I Item 1A, "Risk Factors", as well as in other reports subsequently filed with the Securities and Exchange Commission ("SEC").

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

•Our Credit Facility matures in May 2023 and we may not be able to secure a replacement or additional financing to support capital requirements when needed.
•Our Credit Facility contains provisions that could materially restrict our business.
•We may not be able to complete the EbixCash IPO on acceptable terms or at all.
•The EbixCash IPO may not have the benefits we anticipate.
•We continue to be impacted by the COVID-19 global pandemic.
•Our business may be materially adversely impacted by U.S. and global market, economic and geopolitical conditions, particularly adverse conditions in the insurance and financial services industries.
•Our revenue from our gift card business grew significantly during the COVID-19 pandemic and may not continue at that level as the risks of the COVID-19 pandemic decrease and global markets return to normalized levels.
•Our future growth may depend in part on acquiring other businesses in our industry.
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
•We operate in a price sensitive market and we are subject to pressures from customers to decrease our fees for the services and solutions we provide, and any reduction in price would likely reduce our margins and could adversely affect our operating results.
•Our current customers might not purchase additional software solutions, renew maintenance agreements or purchase additional professional services, or they might switch to other product or service offerings.
•If our customers do not renew their subscriptions for our services or reduce the number of paying subscriptions at the time of renewal, our revenue will decline and our business will suffer.
•Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
•Supporting our existing and growing customer base could strain our personnel resources and infrastructure, and if we are unable to scale our operations and increase productivity, we may be unable to successfully implement our business plan.
•Our product development cycles and sales cycle are lengthy, and we may incur significant expenses before we generate revenues, if any, from new products.
•Our sales cycle is variable and often lengthy, depends upon many factors outside our control, and requires us to expend significant time and resources prior to generating associated revenues.
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
•Increased inflation can have an adverse effect on our operations.

•The enactment of a new U.S. Federal excise tax and other proposed or future tax legislation may adversely impact our financial condition and results of operations.
•Cybersecurity threats and other security incidents continue to increase in frequency and sophistication and any such threats or incidents could result in serious negative consequences.
•Our software solutions are deployed through cloud-based implementations, and if such implementations are compromised by data security disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.
•We face risks in the transmittal of individual health-related and other personal information.
•Any disruption of our internet connections could affect the success of our internet-based products and services.
•Consumer fraud could adversely affect our business, financial condition and results of operations.
•Uncertainty in the marketplace regarding the use of internet users’ personal information, or legislation limiting such use, could reduce demand for our services and result in increased expenses.
•Our international operations are subject to a number of risks expose us to numerous and often conflicting laws and regulations, policies, standards or other requirements that could affect our revenues, operating results, and growth.
•A substantial portion of our assets and operations are located outside of the U.S. and we are subject to regulatory, tax, economic, political and other uncertainties in other foreign countries in which we operate.
•We conduct money transfer transactions in some regions that are politically and economically volatile, which could increase our cost of operating in those regions.
•A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations
•Our earnings may be adversely affected if we change our intent not to repatriate foreign earnings or if such earnings become subject to U.S. tax on a current basis.
•New legislation that would change U.S. or foreign taxation of business activities, including the imposition of tax based on gross revenue, could harm our business and financial results.
•Changes in tax laws or tax rulings could materially affect our financial position, results of operations, and cash flows.
•Our financial position and operating results may be adversely affected by the changing U.S. Dollar rates and fluctuations in other currency exchange rates.
•Principal shareholders may be able to exert control over our future direction and operations.
•Provisions in our articles of incorporation, bylaws, and Delaware law may make it difficult for a third party to acquire us, even in situations that may be viewed as desirable to shareholders.
•Our Amended SAR Agreement with Mr. Robin Raina could have the effect of discouraging or making more difficult an acquisition or change of control of the Company even if viewed as desirable by our shareholders.
•We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets which could impact earnings for future periods.
•If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud and our stockholders could lose confidence in our financial results.
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
•The costs and effects of litigation, investigations or similar matters involving us or our subsidiaries could materially affect our business, operating results and financial condition.
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

Ebix's goal is to be a leading facilitator of insurance and financial transactions in the world. The Company’s technology vision is to focus on the convergence of all insurance and financial exchange channels, processes and entities for seamless data flow. Ebix combines the newest technologies with its capabilities in consulting, systems design and integration, information technology ("IT") and business process outsourcing, applications software, and web and application hosting to meet the individual needs of organizations.
The Company’s EbixCash Exchanges (“EbixCash”) division executes a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries with an Omni-channel online digital platform. The Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending and wealth management in India and other Southeast Asian markets. EbixCash’s Forex operations have emerged as a leader in India’s airport Forex business, with operations in 20 international airports, including Delhi, Mumbai, Hyderabad, Chennai and Kolkata. EbixCash’s inward remittance business in India is the clear market leader due to its geographic depth and its affiliations with international money transmitters, such as Western Union, Moneygram and Ria. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 500,000 agents and approximately 18,000 registered corporate clients. EbixCash's financial technologies business offers software solutions at the enterprise level for banks, asset and wealth management companies and trust companies within India, Southeast Asia, the Middle East and Africa. The EbixCash's e-learning solutions are provided to schools throughout India via high quality 2-D and 3-D animation and multimedia learning. EbixCash's business process outsourcing services provide information technology and call center services to a variety of industries.
During the year ended December 31, 2022, approximately 92.3% of Ebix revenues came from EbixCash and Insurance Exchanges. International revenue accounted for 85.3% and 84.4% of the Company’s total revenue for the twelve months ended December 31, 2022 and 2021, respectively.

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

Recent Strategic Business Acquisitions

During the year ended December 31, 2022 the Company did not complete any business acquisitions.

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

Products and Services
The Company reports as a single operating segment. The Company’s revenues are derived from three product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended
	December 31,
(In thousands)	2022	2021	2020
EbixCash Exchanges	797,805	749,774	386,564
Insurance Exchanges	171,156	171,087	174,424
Risk Compliance Solutions	81,185	74,077	64,621
Totals	$1,050,146	$994,938	$625,609
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

The main services from which EbixCash derives revenue are as follows:

Gift Cards

EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $120). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2022 totaled approximately $5.4 million and are recorded as deferred revenues in the financial results.

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

Consulting Services

The Company provides consulting services to clients around the world for project management, integration, development and testing. Consulting services fees are generally earned on either a time and materials or a fixed fee basis. Revenues for time and materials are recognized using an output method as the services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date.
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
The Company has spent $41.2 million, $40.0 million, and $35.3 million during the years ended December 31, 2022, 2021 and 2020, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of the EbixCash, Insurance Exchange, broker systems, carrier systems, and RCS product and service lines to keep our technology at the cutting edge in the markets we compete. Development efforts also provide new technologies for insurance carriers, brokers and agents, and the redesign, coding and development of new services for international and domestic markets.
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
EbixCash

With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries with an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio encompasses leadership in the areas of domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, software solutions for lending and wealth management in India and other Southeast Asian markets. EbixCash’s Forex operations have emerged as a leader in India’s airport Forex business, with operations in 20 international airports, including Delhi, Mumbai, Hyderabad, Chennai and Kolkata. EbixCash’s inward remittance business in India is the clear market leader due to its geographic depth and its affiliations with international money transmitters, such as Western Union, Moneygram and Ria. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 500,000 agents and approximately 18,000 registered corporate clients. EbixCash's financial technologies business offers software solutions at the enterprise level for banks, asset and wealth management companies and trust companies within India, Southeast Asia, the Middle East and Africa. EbixCash's e-learning solutions are used by schools throughout India via high quality 2-D and 3-D animation and multimedia learning. EbixCash's business process outsourcing services provide information technology and call center services to a variety of industries.

EbixCash Forex (EbixCash World Money): EbixCash’s Forex operations have emerged as a dominant leader in India’s Forex industry, with operations in approximately 20 international Indian airports and 10 ports serving hundreds of corporate customers, hotels, Duty Free Shops, temples, educational institutes, etc.

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

The EbixCash inward remittance business continues to hold a dominant position in India and is the principal agent for large Money Transfer Operators ("MTOs") such as Western Union, MoneyGram, Ria, and Transfast. EbixCash is the largest network partner for Western Union globally and an exclusive partner for MoneyGram in India. EbixCash also processes over 70% of all Ria transactions in India through its agent network.
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
Life Insurance Exchange: Ebix operates a straight-through processing end-to-end Life Exchange service that has three life insurance exchanges in the U.S.: WinFlex, TPP, and LifeSpeed. WinFlex is an exchange for pre-sale life insurance illustrations between brokers and carriers. TPP is an underwriting and highly customized electronic application platform for life insurance and other ancillary products, including disability and critical illness, and LifeSpeed is an order entry platform for life insurance. Each of these exchanges is presently deployed in the U.S., and the Company is also continuing to deploy them in other parts of the world. Ebix has two main competitors in the life exchange area: iPipeline and Insurance Technologies. Ebix differentiates itself by virtue of having an end-to-end solution in the market, with all exchanges being interfaced with other broker systems and CRM solutions, such as Ebix's SmartOffice. We believe Ebix’s exchanges also have the largest aggregation of life insurance brokers and carriers transacting business in the United States.
Annuity Exchange: Ebix operates a straight-through processing end-to-end Annuity Exchange service that has two annuity insurance exchanges in the U.S.: AMP and AN4. These exchanges are platforms for annuity transactions between brokers, carriers, broker general agents (“BGAs”), and other entities involved in annuity transactions. These exchanges are mainly deployed in the U.S.; however, the Company endeavors to deploy it in other parts of the world, such as Latin America and Australia. Ebix has deployed its AN4 solution, which was fully developed internally by Ebix, is highly scalable and customizable, and can be delivered over the cloud. Ebix has two main competitors in the annuity exchange area, iPipeline and Insurance Technologies. Ebix differentiates itself from these competitors by virtue of having an end-to-end solution offering in the market with its exchanges being interfaced with other broker systems and CRM solutions, such as Ebix's SmartOffice. Ebix exchanges transact the largest amount of annuity premiums of any single exchange in the U.S.
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
Employee Benefits: Ebix currently provides employee benefit and health insurance exchange services using four platforms: Facts, LuminX, HealthConnect and EbixEnterprise. EbixEnterprise, which we developed internally, is the most recent Enterprise Health Exchange being deployed by Ebix in the U.S. These platforms are sold to health carriers and third party administrators. These platforms provide a full range of services, such as quoting, policy administration, document management, enrollment and eligibility, claims adjudication, benefits administration, accounting, and compliance functionality coupled with web portals and data analytics. The HealthConnect insurance quoting portals service the individual and small group marketplace. Ebix has a number of competitors of varying sizes in this area. Trizetto is currently the largest employee benefits software player in the market in the U.S., while there are other smaller competitors, such as Mphasis, EDS, VBA, Plexus, and HealthEdge.
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
Employees
As of December 31, 2022, the Company had 10,521 employees worldwide and is presented in the table below. None of the Company’s employees are presently covered by a collective bargaining agreement. Management considers the Company's relations with its employees to generally be good.

Number of Employees
India	9,367
United States	428
Latin America	363
Philippines	102
Australia	97
Indonesia	71
Europe	49
Singapore	17
United Arab Emirates	10
New Zealand	9
Canada	8
10,521

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

During 2020 and continuing into 2021, the Company implemented procedures to ensure employee safety due to the COVID-19 pandemic. The Company made operational changes which allowed for a more flexible and mobile workforce around the globe. In 2022, we maintained these COVID related safety measures and in countries where we continue to have a physical office presence, kept in place a hybrid work schedule as appropriate. We have continually monitored local conditions and government requirements and have refined our safety protocols as warranted.
Information About Executive Officers
    The following persons serve as our executive officers as of March 6, 2023:

Name	Age	Position	Officer Since
Robin Raina	56	Chairman, President, and Chief Executive Officer	1998
Steve Hamil	54	Corporate Executive Vice President & Chief Financial Officer	2020
Graham Prior	66	Corporate Executive Vice President - International Business & Intellectual Property	2012
Leon d'Apice	67	Corporate Executive Vice President International Business Managing Director - Ebix Australia Group	2012
James Senge Sr.	62	Senior Vice President EbixHealth	2012
There are no family relationships among our executive officers, nor are there any arrangements or understandings between any of those officers and any other persons pursuant to which they were selected as officers. See Part III Item 10 for biographical information on the Company's Executive Officers.

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

Risks Related To Our Business and Industry

Our Credit Facility matures in May 2023 and we may not be able to secure a replacement or additional financing to support capital requirements when needed.

The Company maintains a senior secured syndicated credit facility, dated as of August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank, as administrative agent and collateral agent, and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility"). The Credit Facility provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at December 31, 2022 had a balance of $181.9 million. The Credit Facility was to mature in February 2023, but the Company negotiated an extension of the maturity of the Credit Facility to May 23, 2023. As a result, as of December 31, 2022 the outstanding balance of the Credit Facility, $631.8 million, was classified as a current liability. In addition to the EbixCash IPO described below, the Company is also pursuing multiple other capital raising strategies to address the refinancing requirements of the Credit Facility, including debt, equity, and hybrid debt/equity options at the corporate level and within the EbixCash operations in India. If necessary, the Company will also pursue other strategic options, and the Board of Directors has formed a special committee to assist it in further evaluating all alternatives to address the capital required to refinance the Credit Facility. If we are unable to arrange for a long-term debt facility to replace the Credit Facility on terms that are acceptable to us, raise additional equity proceeds as needed, or secure an extension of the Credit Facility, our liquidity will be materially adversely impacted and we will be unable to repay the principal outstanding under the Credit Facility at maturity in May 2023. Additionally, the Company has been experiencing higher than normal costs associated with its refinancing and strategic alternatives efforts, primarily via expenses paid to attorneys and financial advisors for both Ebix and its existing bank group. This level of expenditures is negatively impacting the Company's overall cash balances and operating results. The Company is unable to determine with certainty as of the date of filing of this Form 10-K the period of time that these elevated expenditures will continue nor the overall amount of the total expenditures that will be required to be made in the fiscal year 2023.

In addition, we may need to raise additional funds in the future to fund new product development, further organic growth initiatives, acquire new businesses, or for other purposes. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are unavailable on acceptable terms, we may be unable to meet our strategic business objectives or compete effectively, and the future growth of our business could be adversely impacted.

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

Our Credit Facility contains certain covenants, including with respect to (i) certain permitted restricted payments and investments, and (ii) certain reporting requirements. These covenants include, among others, limitations on making acquisitions, loans or other investments, disposition of assets, dividend payments consistent with historical levels and other restricted payments. The Credit Facility also requires us to comply with a maximum consolidated net leverage ratio and a minimum fixed charge coverage ratio, which we may not be able to achieve. The Company has sought covenant relief in the past and we may need to seek additional relief in the future. These covenants may limit our ability to plan for or react to market conditions or meet capital needs or could otherwise restrict our activities or business plans. These restrictions also could adversely affect our ability to make strategic acquisitions, fund investments or engage in other business activities that could be in our interest. The Company’s failure to meet these covenants or comply with these restrictions could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility” and Note 4 to the Notes to Consolidated Financial Statements for additional discussion of our Credit Facility and its covenants.

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

We may not be able to complete the EbixCash IPO on acceptable terms or at all.

The Company’s Indian subsidiary, EbixCash Limited, filed a Draft Red Herring Prospectus ("DRHP") with the Securities and Exchange Board of India on March 9, 2022, for an initial public offering aggregating up to ₹60,000 million or $787 million (the “EbixCash IPO”). Of the EbixCash IPO proceeds, approximately $350 million is proposed to be utilized towards purchase of outstanding compulsorily convertible debentures from Ebix Asia Holdings Inc, Mauritius and in turn payment to Ebix, Inc., which is proposed to be used towards reduction of Ebix Inc.’s outstanding debt. As of the date of this filing, we have not received regulatory approval on the DRHP. This delay in the EbixCash IPO has impacted our ability to refinance our Credit Facility.

We still expect to generate additional funding resources from the EbixCash IPO, although we are not in a position to state with certainty if or when any such EbixCash IPO will be consummated, or the terms upon which it ultimately will be consummated. While we expect the EbixCash IPO to be completed during 2023, there can be no assurance that the EbixCash IPO will be completed as anticipated or at all. Our ability to complete the EbixCash IPO is subject to a number of conditions, including among other things, the registration of the EbixCash IPO under Indian security laws, reasonable market conditions in the Indian equity capital markets and a successful marketing process for the EbixCash IPO with equity investors that invest in Indian publicly traded companies. There can be no assurance that the EbixCash IPO will be completed, and a failure to complete the EbixCash IPO could negatively affect the price of the shares of our common stock and the Company’s financial condition.

The EbixCash IPO may not have the benefits we anticipate.

The EbixCash IPO may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. While we believe that the EbixCash IPO will generate a significant capital inflow for the Company, we are unable to rely with certainty on the EbixCash IPO being successfully completed.

In the event that the EbixCash IPO does not have these and other expected benefits, the costs associated with the transaction, including general and administrative expenses, could have a negative effect on our financial condition and our and EbixCash’s ability to make distributions to the stockholders of each company.

We continue to be negatively impacted by the COVID-19 global pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. Since then, the outbreak of COVID-19 throughout the world, including North America, Europe and Asia, has adversely impacted the U.S. and global economies. We have experienced and expect to continue to experience disruptions to our business due to COVID-19. Our business, particularly EbixCash, is generally subject to and impacted by, international, national and local economic conditions and travel demands. The COVID-19 pandemic has resulted in and may continue to result in a material adverse effect on the demand for worldwide travel, and therefore, has had and may continue to have a material adverse effect on our business and results of operations. Although the U.S. government has announced that the declared national public health emergency will be allowed to expire on May 11, 2023, we do not expect economic and operating conditions for EbixCash to improve to pre-COVID-19 levels for at least the next year. To the extent that the residual impact from the COVID-19 outbreak continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in this Risk Factors section.

Our business may be materially adversely impacted by U.S. and global market and economic conditions, particularly adverse conditions in the insurance and financial services industries.

Our business, particularly EbixCash, is generally subject to and impacted by, international, national and local economic conditions and travel demands. For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the insurance and financial services industries. Given the concentration of our business activities in these industries, we may be particularly exposed to certain economic downturns affecting these industries. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile related primarily to inflation, an increasing interest rate environment and the COVID-19 pandemic. The COVID-19 pandemic has resulted in and may continue to result in a material adverse effect on the demand for worldwide travel, and therefore, has had and may continue to have a material adverse effect on our business and results of operations. We do not expect economic and operating conditions for EbixCash to improve to pre-COVID-19 levels for at least the next year.

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

We are subject to economic and geopolitical risk that could have an adverse impact on our ongoing business operations.

Our business, growth, financial condition or results of operations could be materially adversely affected by political and economic instability or changes in economic conditions in a country or region(s), changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, increased difficulty of conducting business in a country or region due to actual or potential political or military conflict or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. Although the length and impact of the ongoing military conflict between Ukraine and Russia is highly unpredictable, the conflict has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. Other risks associated with heightened geopolitical and economic instability include, among others, reduction in consumer, government or corporate spending, international sanctions, embargoes, heightened inflation, volatility in global financial markets, increased cyber disruption or attacks, higher supply chain costs, and increased tensions between the United States and countries in which we operate, all of which could adversely affect our operations and financial condition. To the extent that the ongoing military conflict between Ukraine and Russia adversely affects our business, it may also have the effect of heightening other risks disclosed herein in our Annual Report on Form 10-K for the year ended December 31, 2022, any of which could materially adversely affect our business, financial condition, access to financing, results of operations, and liquidity.

Our revenue from our gift card business grew significantly during the COVID-19 pandemic and may not continue at that level as the risks of the COVID-19 pandemic decrease and global markets return to normalized levels.

During 2020, our revenue from the payment solutions offerings in India (primarily prepaid gift cards), increased dramatically by more than $200 million year over year to approximately $256 million (590% year-over-year growth). During 2021, material growth continued with our payment solutions revenue in India with an increase in revenue to approximately $630 million (146% year-over-year growth). During 2022, payment solutions revenue in India was $607 million. The increased demand for prepaid gift cards in India was primarily due to: (i) COVID-19, which has facilitated increased online and electronic commerce due to restrictive lockdowns in 2020; (ii) changes in regulations by the Reserve Bank of India related to debit cards, which has shifted demand in the market towards prepaid gift cards; and (iii) the Company's increased marketing efforts around the prepaid gift card business. There can be no assurance that this level of revenue will continue, if there are new regulations adopted that impact the use of gift cards or debit cards or if the Company de-emphasizes this revenue source over time given it provides marginal operating income to the Company.

Our future growth may depend in part on acquiring other businesses in our industry.

We expect continued growth, in part, by making business acquisitions. In the past, we have made accretive acquisitions to broaden our product and service offerings, expand our operations, and enter new geographic markets. We may continue to make selective acquisitions, enter into joint ventures, or otherwise engage in other appropriate business investments or arrangements that we believe will strengthen the Company. However, the continued success of our acquisition program will depend on our ability to find and buy attractive businesses at a reasonable price, to access the requisite financing resources, if needed, to obtain any lender consents required under any credit facility in place and to integrate acquired businesses into our existing operations. Our ability to find, execute and integrate acquisitions is not assured and may be limited by a number of factors, including overall market conditions and access to incremental debt or equity capital to effectuate acquisitions.

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

We must adapt to rapidly changing technological and market needs, by continually enhancing and introducing new products and services to address our customers' changing demands, in order to be successful. The marketplace in which we operate is characterized by rapidly changing technology, evolving industry standards, frequent new product and service introductions, shifting distribution channels, and changing customer demands. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to changes affecting our market, and we may be unable to effectively adapt to these changes.

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

Some of our current competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial and marketing resources than we do. In addition, we believe we will face increasing competition as the online financial services industry develops and evolves. Our current and future competitors may be able to:

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

Our future success is substantially dependent on the continued services and contributions of our senior management and other key personnel, particularly Robin Raina, our President, Chief Executive Officer, and Chairman of the Board. Since becoming Chief Executive Officer in 1999, Mr. Raina's strategic direction and vision for the Company and the implementation of such direction have been instrumental in our profitable growth. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends on our ability to continue to attract, retain, and motivate highly skilled employees. The inability to attract and retain key skilled personnel could harm our business.

If we do not effectively manage our geographically dispersed workforce, we might not be able to run our business efficiently and successfully.

Our success is dependent on the appropriate alignment of our internal and external workforce planning processes, adequate resource allocation and our location strategy with our general strategy. We have employees located in India, the U.S., Brazil, Australia, Indonesia, the Philippines, the U.K., Singapore, the United Arab Emirates, Canada, and New Zealand. Managing such a diverse and widely spread work force can be difficult and demanding for management. It is critical that we manage our internationally dispersed workforce (both internal and external) effectively, taking short- and long-term workforce and skill requirements into consideration. Changes in headcount and infrastructure needs, as well as local legal or tax regulations, could result in a mismatch between our expenses and revenue. Failure to manage our geographically dispersed workforce effectively could hinder our ability to run our business efficiently and successfully and could have an adverse effect on our business, financial position, profit, and cash flows.

Increased inflation can have an adverse effect on our operations.

Inflation increased globally during 2021 and 2022, and it has had a negative impact on our operations and, if inflation continues at above-historical averages, it could have a more negative impact on our operations. The Company has seen the most impact from inflation within its personnel costs, as well as costs incurred to procure goods and services that are used in our global operations. Our suppliers have raised their prices and may continue to raise prices that we may not be able to pass on to our customers. This has adversely affected and may continue to adversely affect our business, including our competitive position, market share, revenues, and profit margins.

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

The enactment of a new U.S. Federal excise tax and other proposed or future tax legislation may adversely impact our financial condition and results of operations.

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act” or “IRA”) was signed into law on August 16, 2022. The IRA provides for, among other things, investment in clean energy, reduction in carbon emissions, extension of select Affordable Care Act premium reductions and a new U.S. federal 1% excise tax (the “Excise Tax”) on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (“Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date.

Because we are a Delaware corporation and our securities trade on The Nasdaq Stock Market LLC, we believe we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our stock effectuated after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available or the fair market value of stock repurchased or redeemed is offset by other equity issuances occurring within the same taxable year of such redemptions. Consequently, the value of your investment in our securities may be affected as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

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

We face potential risks and financial liabilities associated with obtaining and transmitting personal account information that includes social security numbers and individual health-related information. Any significant breakdown, invasion, destruction, or interruption of our information technology systems and infrastructure by employees, others with authorized access to our systems, or unauthorized persons could negatively affect operations. There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in the loss or theft of personal health information or other data subject to privacy laws, or disrupt our information systems or business.

No personally identifiable information (“PII”) from our U.S. systems is provided to an international entity or a third party. To protect information as well as our technology and intellectual property from compromise or theft, the Company employs internal security controls, is subject to regular third-party security audits, complies with external information control mandates such as General Data Protection Regulations (“GDPR”), New York Department of Financial Services (“NYDFS”), California Consumer Privacy Act (“CCPA”), to name a few, has disaster recovery and backup readiness plans in place, utilizes critical endpoint 24 x 7 third-party monitoring and a 24 x 7 network operations center, and is subject to governance audits such as System and Organization Controls (SOC2) audits and Sarbanes Oxley (SOX) IT audits. Any international Company employees who have access to U.S. data for development/maintenance purposes are governed by stringent data access policies supported by Virtual Private Networks (“VPNs”) and Firewalls, classified employee programs, data transmission monitoring tools (including data encryption), which together encompass critical parts of the Ebix CyberSecurity program that is based on International Organization of Standardization (“ISO”) security standards. Additionally, all employees that are involved with processing transactions involving PII are required annually to complete Health Insurance Portability and Accountability Act (“HIPAA”) and Graham-Leach-Billey Act (“GLBA”) compliance training. While we have invested in the protection of our data and information technology to reduce these risks, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems. Additionally, the controls implemented by third-party service providers may not prevent or timely detect such system failures. Our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. The consequences of the outlined risk above would include damage to our reputation and additional costs to address and remediate any problems encountered, as well as litigation and potential financial penalties.

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

In fiscal year 2021 and 2022, we continued to experience negative impacts from the COVID-19 crisis, particularly related to the impact of labor shortages and wage inflation due in part to a certain portion of the workforce not returning to the labor market in many industries, increased demand for technology personnel as COVID-19 impacts on the global economy decreased, as well as market concerns about the COVID-19 variants. Any significant weakening of the economy in foreign countries in which we operate, including the worsening of the ongoing labor shortage, continued wage inflation, and increased employee attrition, as well as the ongoing uncertainty related to the pandemic, may adversely impact our business.

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
•compliance with various industry standards; and
•market volatilities or workforce restrictions due to changing laws and regulations resulting from political decisions (e.g. Brexit, government elections, governmental sanctions).

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

Reforming the taxation of international businesses has been a priority for some U.S. politicians, and a wide variety of changes have been proposed or enacted. Due to the large and expanding scale of our international business activities, any changes in the taxation of such activities may increase our tax expense, the amount of taxes we pay, or both, and could harm our business and financial results. For example, the Tax Cuts and Jobs Act (the “TCJA”), was enacted in December 2017, significantly reformed the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The TCJA lowered U.S. federal corporate income tax rates, changed the utilization of future net operating loss carryforwards, allowed for the expensing of certain capital expenditures, and put into effect sweeping changes to U.S. taxation of international business activities. The U.S. also enacted the IRA in August 2022, which includes a new corporate alternative minimum tax, beginning in fiscal 2024, of 15% on the global adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period and an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. We are evaluating the Corporate AMT and its potential impact on our future U.S. tax expense, cash taxes, and effective tax rate, as well as any other impacts the Inflation Reduction Act may have on our financial position and results of operations. In addition, it is possible that the U.S. Congress could advance other tax legislation proposals in the future that could have a material impact on our tax rate.

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

The income and non-income tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, changes to U.S. tax laws enacted in December 2017 had a significant impact on our tax obligations and effective tax rate upon implementation. The Inflation Reduction Act of 2022 enacted in August 2022, includes a new corporate alternative minimum tax, beginning in fiscal 2024, of 15% on the global adjusted financial statement income of corporations with average AFSI exceeding $1.0 billion over a three-year period and an excise tax of 1% tax on the fair market value of net stock repurchases made after December 31, 2022. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in many countries where we do business or require us to change the manner in which we operate our business. The OECD has been working on a Base Erosion and Profit Shifting Project, issued in 2015, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. The European Commission has conducted investigations in multiple countries, focusing on whether local country tax rulings or tax legislation provides preferential tax treatment that violates E.U. state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. These investigations may result in changes to the tax treatment of our foreign operations. Due to the large and expanding scale of our international business activities and expiring tax holiday benefits, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and harm our financial position, results of operations, and cash flows.

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

The rapid spread of contagious illnesses such as COVID-19 can have an adverse effect on our business and results of operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. Since then, the outbreak of COVID-19 throughout the world, including North America, Europe and Asia, has adversely impacted the U.S. and global economies. We have experienced and expect to continue to experience negative impacts to our business due to COVID-19. Governmental authorities and public health officials recommended and mandated varying countermeasures to slow the outbreak, including shelter-in-place orders, restrictions on travel, and the closure of local government facilities and parks, schools, restaurants, many businesses and other locations of public assembly.

Although the impact of COVID-19 is diminishing, there could be other pandemics or epidemics that could affect our business. The rapid spread of a contagious illness such as COVID-19, or fear of such an event, can have a material adverse effect on the demand for worldwide travel and therefore have an adverse effect on our business and results of operations. Similarly, travel restrictions or operational issues resulting from the rapid spread of contagious illnesses in a part of the world in which we have significant operations may have an adverse effect on our business and results of operations.

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

In the event that an Acquisition Event had occurred on December 31, 2022, and assuming that the stockholders of the Company received net proceeds of $19.96 per share (the closing price of the Company’s common stock on December 30, 2022) in connection with the Acquisition Event, Mr. Raina would have received a $71.5 million payment with respect to the SARs upon the occurrence of the Acquisition Event, determined by multiplying the number of SARS by the excess of the Net Proceeds per share over the base price of $7.95 per share.

Risks Related To Accounting and Financial Statements

We could potentially be required to recognize an impairment of goodwill or other indefinite-lived intangible assets which could impact earnings for future periods.

We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill represents the excess of the amounts paid by us to acquire businesses over the fair value of their net assets at the date of acquisition. The Company’s indefinite-lived assets are associated with the contractual customer relationships existing with those property and casualty insurance carriers in Australia using our property and casualty data exchange. At December 31, 2022, we had $881.7 million of goodwill and $16.6 million of indefinite-lived intangible assets carried on the Company's consolidated balance sheet. See Note 1 to the consolidated financial statements for a discussion of our goodwill and indefinite-lived intangible assets. We evaluate goodwill and indefinite-lived intangible assets at least annually for any potential impairment. We have concluded that there was no impairment of goodwill, indefinite-lived or definite-lived intangibles in 2022. If we determine that a significant impairment has occurred in the value of our intangible assets, right of use assets or fixed assets for any reason, including related to the disruption of business caused by COVID-19 in 2022 or beyond, we could be required to write down the goodwill and indefinite-lived intangible assets by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations and financial condition.

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

Any deficiencies in our internal controls over financial reporting, including those identified through testing conducted by us or subsequent testing by our independent registered public accounting firm could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we are unable to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results in future periods, or report them within the timeframes required by law or stock exchange regulations. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses or significant deficiencies, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Risks Related to Litigation and Regulation

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

As a result, there have been approximately five derivative and class action lawsuits filed with respect to the Company based on the RSM resignation. These lawsuits are described in “Part I, Item 3 - Legal Proceedings” and “Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Commitments and Contingencies” of this Report. We cannot predict the outcome of these lawsuits. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business.

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

Historically the Company has paid a $0.075 quarterly dividend on our common shares, and while the Board of Directors intends to pay quarterly dividends in the future, the Board will make the determination of the timing and amount of future cash dividends, if any, to be declared and paid based on, among other things, our financial condition, funds from operations, the level of our capital expenditures and future business prospects.

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

On September 30, 2022, the Court dismissed the second amended complaint in its entirety for failure to state a claim but granted plaintiff’s request for leave to file a third amended complaint on or before October 31, 2022. On October 31, 2022, Lead Plaintiff filed a third amended complaint in the Class Action, once again alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. Defendants moved to dismiss the third amended complaint and briefing on Defendants’ motion concluded on December 22, 2022. The parties await a decision from the Court on the motion. Defendants deny any liability and intend to defend the action vigorously.

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

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Consolidated Derivative Action and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On March 30, 2022, the court granted a joint motion to stay the Shah Action pending the resolution of the motion to dismiss the Class Action. On October 28, 2022, the parties filed a joint motion to extend the stay of the Shah Action pending resolution of any motion to dismiss a third amended complaint in the Class Action. On December 8, 2022, the Court approved the motion to extend the stay of the Shah Action.

On May 12, 2017, Ebix Software India Pvt. Ltd. (“EbixCash Parent Co”) entered into several agreements with the shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these are a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz and a shareholders agreement between the then promoter shareholders of Itz and Ebixcash Parent Co. Further, as part of the overall purchase of Itz, a share purchase agreement between EbixCash Parent Co and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA, and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for EbixCashParent Co's purchase of Itz consisted of two individual potential earn-out payments contingent on Itz achieving revenue targets, the first for the period for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). The target revenue was not achieved and neither the First Earn-Out nor the Second Earn-Out were required to be paid pursuant to the terms of the SPA.

After correspondence between the parties between September 2019 and May 2020, the former shareholders of Itz (“Sellers”) sent EbixCash Parent Co notices of arbitration (“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. The matter is under arbitration in accordance with the rules of the Singapore International Arbitration Centre.

In the proceedings, the Sellers have alleged that the EbixCash Parent Co breached their obligations under the Transaction Documents, including obligations relating to non-compete, non-approval of budgets, passing of resolutions pertaining to reserved matters and certain other obligations. On this basis, the Sellers have sought damages aggregating to approximately $38.4 million against EbixCash Parent Co.

The Company believes that the Sellers have raised frivolous allegations to attempt to show a purported breach of the Transaction Documents so as to claim the First Earn-Out and Second Earn-Out. EbixCash Parent Co denies any wrongdoing and has conducted its activities in accordance with the laws of India.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
At December 31, 2022, the principal market for the Company’s common stock was the Nasdaq Global Capital Market. The Company’s common stock trades under the symbol “EBIX.”
Holders
As of March 6, 2023, there were 30,902,615 shares of the Company’s common stock outstanding. As of March 6, 2023, there were 139 registered holders of record of the Company’s common stock.
Dividends

While the Board of Directors intends to continue to pay quarterly dividends, the Board will make the determination of the timing and amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects.
Sales or Issuances of Unregistered Securities
None
Recent Repurchases of Equity Securities
There were no share repurchases made by the Company during the fiscal years ended December 31, 2022 and 2021 under the Company's Board of Director approved share repurchase program. During 2022, there were 5,065 shares, totaling $128 thousand, used to satisfy the recipients' income tax obligations related to restricted stock vesting. The Company has approximately $80.1 million remaining under its current Board of Directors-approved share repurchase program.

PERFORMANCE GRAPH
The line graph below compares the yearly percentage change in cumulative total stockholder return on our Common Stock for the last five fiscal years with the Nasdaq Stock Market (U.S.) stock index and the Nasdaq Computer Index. The following graph assumes the investment of $100 on December 31, 2017, and the reinvestment of any dividends (rounded to the nearest dollar).
Comparison of Five Year Cumulative Total Return

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
EBIX, INC.	$100	$60	$49	$57	$48	$33
NASDAQ STOCK MARKET (U.S.)	$100	$96	$130	$187	$227	$152
NASDAQ COMPUTER	$100	$96	$145	$217	$301	$192

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
OVERVIEW

Ebix is a leading international supplier of on-demand infrastructure software exchanges and e-commerce services to the insurance, financial, travel, cash remittance and healthcare industries. In the Insurance sector, the Company’s main focus is to develop and deploy globally a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end & back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. The P&C exchanges operate primarily in Australia, New Zealand and the U.K. With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, and lending and wealth management in India and other primarily Southeast Asian markets. The Company’s Forex Exchange has the leading market share within India’s airport foreign exchange business with operations in 20 international airports, such as Delhi, Mumbai, Hyderabad, Chennai and Kolkata International airports. EbixCash’s inward remittance business in India is the clear market leader due to its geographic depth and its affiliations with international money transmitters, such as Western Union, Moneygram and Ria. EbixCash, through its travel portfolio of Via and Mercury, is one of Southeast Asia’s leading travel exchanges, with over 500,000 agents and approximately 18,000 registered corporate clients. Through its various SaaS-based software platforms, Ebix employs thousands of domain-specific technology professionals to provide products, support and consultancy to thousands of customers on six continents. The Company has its global headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom.

Ebix provides application software products for the insurance industry, including carrier systems, agency systems and exchanges, as well as custom software development. Approximately 95% of the Company’s revenues are either recurring or repeating (transaction-based) in nature. Rather than license our products in perpetuity, we typically either license them for multiple years with ongoing support revenues or license them on a limited term basis using a subscription hosting or Application Service Provider model. Combined subscription-based and transaction-based revenues of $993 million comprised 95% of the Company's total revenues in 2022, as compared to 93% of total revenues in 2021. In 2022, subscription-based revenues decreased by approximately $8 million to $166 million, and as a percentage of the Company's total revenues was 16% in 2022 versus 18% in 2021.

The Company’s technology vision is to converge processes in a manner such that data can seamlessly flow between entities after an initial data entry has been made. Our customers include many of the top insurance and financial sector companies in the world.

The insurance and financial markets continue to focus on initiatives to reduce paper-based processes and facilitate improvements in efficiency, both on the back-end of transactions as well as at the consumer-involved front end of transaction processes. This drive for efficiency involves all entities and directly impacts the manner in which insurance and financial products are distributed. Management believes that both the insurance and financial services industries will continue to experience significant change and increased efficiencies through online exchanges as reduced paper-based processes are becoming increasingly the norm across the world insurance and financial markets.

Trends and Uncertainties Related to the COVID-19 Pandemic

In December 2019, COVID-19 was reported and has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the U.S. government declared a national public health emergency with respect to COVID-19. The U.S. government has announced that it will allow the national public health emergency declaration related to COVID-19 to expire on May 11, 2023.

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

Beginning in March 2020, in an effort to protect our employees and comply with applicable government orders, we restricted non-essential employee travel and transitioned our employees to a remote work environment. We have not experienced a material impact from shifting our employees to a remote work environment, which we primarily attribute to the professionalism of our workforce and our extensive use of technology throughout our business. During 2021, governments relaxed travel restrictions, quarantines, shelter-in-place orders, and similar restrictions. The ongoing effects of the COVID-19 pandemic on our operational and financial performance will depend on the duration and spread of COVID-19 and its variants.

During the fiscal years ended December 31, 2020, December 31, 2021, and December 31, 2022, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, e-learning and consulting business areas, after certain government restrictions were implemented. This decreased demand continued in 2022 in varying degrees for each business area, and even persists through the date of this filing for all of the above mentioned business areas. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, despite the end of the U.S. declaration of a national public health emergency and we cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.

We continue to monitor developments related to COVID-19 and remain flexible in our response to the challenges presented by the pandemic. Along with the measures mentioned above to protect the health and safety of our employees, we took steps to strengthen our financial position in 2020 to mitigate the adverse impact that COVID-19 has had or may have on our business and operations, including amending our Credit Facility, reducing salaries for certain employees, furloughing employees in the most negatively impacted business areas, eliminating certain employee positions, and eliminating, reducing, or deferring non-essential expenditures. In 2021 we largely returned salaries to pre-COVID-19 levels and, in the case of certain IT professionals, increased wages in reaction to a tightening labor market in India. Additionally, we have ceased our share repurchase program until business conditions improve globally. We continued to operate under challenging market conditions as a result of COVID-19 and will continue to manage our operations based on the current circumstances from the residual impact of COVID-19.

Our reported results for the year ended December 31, 2022 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic to a greater extent than the reported period. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Annual Report. Refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a complete description of the material risks that the Company currently faces.

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

The MD&A discusses year-to-year comparisons between 2022 and 2021. Discussions of year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, but can be found in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 27, 2021.
The key performance indicators for the twelve months ended December 31, 2022, 2021, and 2020 were as follows:

	Key Performance Indicators Twelve Months Ended December 31,
(In thousands except per share data)	2022	2021	2020
Revenue	$1,050,146	$994,938	$625,609
Revenue growth	6%	59%	8%
Operating income	$120,344	$119,010	$125,802
Net income attributable to Ebix, Inc.	$64,645	$68,188	$92,377
Diluted earnings per share	$2.10	$2.22	$3.02
Cash provided by operating activities	$77,567	$69,471	$100,356

RESULTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating revenue:	$1,050,146	$994,938	$625,609
Operating expenses:
Costs of services provided	721,515	705,390	343,262
Product development	41,188	40,015	35,267
Sales and marketing	17,369	14,434	13,835
General and administrative, net	131,199	100,911	87,537
Amortization and depreciation	18,531	15,178	13,738
Impairment of intangible asset	—	—	6,168
Total operating expenses	929,802	875,928	499,807
Operating income	120,344	119,010	125,802
Interest expense, net	(54,815)	(41,287)	(31,411)
Other non-operating (loss) income	(1,828)	(3,766)	153
Non-operating expense - litigation settlement	—	—	—
Foreign currency exchange loss, net	8,374	(434)	(387)
Income before income taxes	72,075	73,523	94,157
Income tax provision	(9,447)	(6,584)	(5,330)
Net income including noncontrolling interest	$62,628	$66,939	$88,827
Net loss attributable to noncontrolling interest	(2,017)	$(1,249)	$(3,550)
Net income attributable to Ebix, Inc.	$64,645	$68,188	$92,377

TWELVE MONTHS ENDED DECEMBER 31, 2022 AND 2021
Operating Revenue
The Company derives its revenues primarily from subscription and transaction fees pertaining to products or services delivered over our exchanges or from our Application Service Provider, fees for business process outsourcing services, and fees for software development projects, including fees for consulting, implementation, training, and project management provided to customers with installed systems, e-governance solutions to governmental agencies in the health and education sectors, as well as foreign exchange, remittance (both inward and outward) and travel services from our financial exchanges.
Ebix’s revenue streams come from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the years ended December 31, 2022 and 2021.

	For the Year Ended
	December 31,
(In thousands)	2022	2021
EbixCash Exchanges	797,805	749,774
Insurance Exchanges	171,156	171,087
Risk Compliance Solutions	81,185	74,077
Totals	$1,050,146	$994,938

In the table above for the year ending December 31, 2022 and 2021 there are $9.2 million and $9.6 million, respectively, of Insurance Exchange revenues derived in India that are being reported within the EbixCash Exchange channel above. Additionally, for 2022 and 2021, there is approximately $20.2 million and $12.5 million, respectively, of EbixCash Exchange revenues that are being reported within the Risk Compliance Solutions channel above due to the nature of the revenues (primarily international consulting and BPO revenues within India).

During the twelve months ended December 31, 2022, our total revenue increased $55.2 million, or 6%, to $1.1 billion compared to $994.9 million in 2021. The growth in revenues was due primarily to growth experienced within EbixCash, especially businesses that are rebounding from the negative impacts of COVID-19. The EbixCash Travel and Foreign Exchange/Outward Remittance businesses increased revenues a combined $61.3 million, or 118%, in 2022 versus 2021, while the EbixCash BPO revenues increased approximately $12 million, or 47%, year-over-year in 2022. EbixCash e-learning and financial technologies revenues increased approximately $3.5 million (160% year-over-year growth) and $2.5 million (6% year-over-year growth), respectively, in 2022 as compared to 2021. These growth rates were achieved despite historically high negative currency impacts on India-related revenues. The Company also experienced 42% growth in revenues in 2022 within Latin America, 11% revenue growth in 2022 within New Zealand and 4% revenue growth in Canada. Offsetting these positive growth drivers were declines in revenues within the EbixCash Payment Solutions (primarily prepaid gift cards) and Inward Remittance businesses, with revenues declining approximately 3%, or approximately $22 million, during 2022, within Payment Solutions, and Inward Remittance revenues declining $1.7 million, or approximately 18%, during 2022. Revenues also declined slightly (< 1%) in the U.S., with 5% growth in core Life and Annuity Exchanges offset by declines in Consulting and Employee Benefit/Health Exchange revenues. Singapore, Australia and Europe revenues also declined in 2022 as compared to 2021. All three geographies experienced negative currency impacts during 2022, with European revenues increasing 8% on a constant currency basis.

The impact from fluctuations of the exchange rates for the foreign currencies in the countries in which we conduct operations negatively affected reported revenues materially. During 2022 the change in foreign currency exchange rates reduced reported consolidated operating revenue by $57.6 million, most notably in India where reported revenues would have been higher by approximately $53.3 million on a constant currency basis. On a constant currency basis total revenue for the fiscal year 2022 increased approximately 11% year-over-year.

The specific components of our revenue based on our three main business lines and the changes experienced during the past year are discussed immediately below.
Overall Exchange revenues increased $48.1 million, or 5%, as explained below:
•EbixCash Exchange division revenues increased $48.0 million, or 6.4%, due to growth in revenues in EbixCash travel, foreign exchange/outward remittance, e-learning and financial technologies revenues, offset in part by declines in prepaid gift card and inward remittance revenues as outlined above. Foreign exchange currency movements had a materially negative impact on India-related revenues, decreasing 2022 revenues by approximately $53.3 million.
•Insurance Exchange division revenues were essentially flat year-over-year principally due to decreased revenues within the U.S., Europe and Australia as outlined above, offset in part by revenue growth in Canada. Europe, Australia and Canada each had negative affects from foreign exchange currency movements in 2022 as compared to 2021 of $1.7 million, $2.6 million and $0.2 million, respectively.
•Risk Compliance Solutions division revenues increased by $7.1 million, or 9.6%, primarily due to an increase in revenues within the EbixCash BPO and Latin America, offset in part by declines in U.S. consulting revenues.

International revenue accounted for 85.3% and 84.4% of the Company’s total revenue for the fiscal years ended December 31, 2022 and 2021, respectively.

Costs of Services Provided
Costs of services provided, which includes costs associated with product sales, customer support, consulting, implementation, and training services, increased $16.1 million, or 2.3%, from $705.4 million in 2021 to $721.5 million in 2022, and the Company's gross margin increased to 31.3% in 2022 from 29.1% in 2021. The increased gross margin from fiscal year 2021 to 2022 is primarily related revenue mix changes and, specifically, the approximately $22 million decrease in revenues in 2022 in the EbixCash Payment Solutions business (primarily prepaid gift cards), which generate minimal gross margins for the Company. In fiscal years 2022 and 2021, the payment solutions gross margins for the Company were negligible and 0.5%, respectively. Excluding the payment solutions business, gross margins for the Company in fiscal years 2022 and 2021 were approximately 74% and 78%, respectively. The decrease in gross margins, excluding the payment solutions business, in fiscal year 2022 versus 2021 was driven by the revenue mix differences for the Company, with the Company’s highest margin solutions/services (e.g. insurance exchange software and services) experiencing less growth during 2022 versus other solutions/services (e.g. travel and e-learning businesses).

Product Development Expenses
The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers and agents, and the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $1.2 million, or 2.9%, from $40.0 million in 2021 to $41.2 million in 2022. The increase is due primarily to increased personnel costs in India and the U.S.
Sales and Marketing Expenses
Sales and marketing expenses increased $2.9 million, or 20.3%, from $14.4 million in 2021 to $17.4 million in 2022. This increase is primarily due to an increase in advertising and marketing expenses to continue to build our EbixCash brand in India and other Southeast Asian markets. Additionally, The U.S. business has increased its presence at trade shows during 2022 versus 2021. The total of these impacts were an increase in year-over-year expenses of approximately $3.4 million, which was offset, in part, by total personnel costs decreasing by approximately $0.4 million in 2022 as compared to 2021.
General and Administrative Expenses
General and administrative expenses increased $30.3 million, or 30.0%, from $100.9 million in 2021 to $131.2 million in 2022. This increase was driven by increased personnel costs, including insurance, other benefits and travel expenses, which increased approximately $17 million in 2022 as compared to 2021. Additionally, rent expense increased by approximately $8 million in 2022 as compared to 2021, bad debt expense increased year-over-year by approximately $3.8 million, and corporate insurance expense increased by approximately $0.9 million.
Amortization and Depreciation Expenses
Amortization and depreciation expenses increased $3.4 million, or 22.1%, to $18.5 million in 2022 from $15.2 million in 2021 primarily due to increased fixed asset depreciation (increased capital expenditures over the past two fiscal years as compared to 2020), offset, in part, by decreased amortization in 2022 versus 2021 related to definite-lived intangibles resulting from prior acquisition activity, primarily in India.

Interest Income

Interest income increased $170 thousand, or 204.8%, from $83 thousand in 2021 to $253 thousand in 2022.
Interest Expense
Interest expense increased $13.7 million, or 33.1% from $41.4 million in 2021 to $55.1 million in 2022, primarily due to increased borrowing costs associated with the Company's primary corporate credit facility. While the Company's average balance outstanding under the credit facility decreased by approximately $30 million during 2022 as compared to 2021, the weighted average interest rate on the credit facility increased by approximately 170 basis points to 6.87% in 2022 as compared to 5.17% in 2021. The Company also incurred approximately $2.6 million in deferred financing costs during 2022, of which

$2.1 million were amortized to interest expense during 2022, as well as incurring approximately $0.7 million more interest expense in 2022 versus 2021 from amortization of deferred financing costs that were initially recorded in 2021. The Company’s working capital facilities in India had average balances that declined approximately $6 million year-over-year from 2021 to 2022. These working capital facilities generally carry interest rates of between 10% and 11%.
Foreign Exchange Loss
Net foreign exchange gains of $8.4 million in 2022 which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument. In fiscal year 2021, a net foreign currency exchange loss of $0.4 million was recorded.
Income Taxes
The Company recognized income tax expense of $9.4 million in 2022 compared to $6.6 million of income tax expense in 2021, representing an increase of $2.9 million. Our effective tax rate increased to 13.1% in 2022, compared with 9.0% in 2021. The increase in the effective tax rate in 2022 is primarily due to the mix of pre-tax income in foreign jurisdictions with higher tax rates and the greater impact of GILTI related items.
The pre-tax income from and the applicable statutory tax rates in each jurisdiction in which the Company had operations for the year ending December 31, 2022 are as follows:

(In thousands)	Pre-tax income	Statutory tax rate
United States	(44,887)	21.0%
Canada	103	26.5%
Brazil	6,647	34.0%
Australia	2,776	30.0%
Singapore	(4,158)	17.0%
New Zealand	770	28.0%
India	100,790	28.0%
Mauritius	(4,318)	15.0%
United Kingdom	8,735	19.0%
Thailand	(107)	20.0%
Dubai	5,724	—%
Total	72,075

+

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
The Company's current Credit Facility, which is a syndicated credit facility with a group of domestic U.S. banks, will mature on May 23, 2023. Currently, there is $639.3 million borrowed under this credit facility. The Company is in compliance with its covenants as of December 31, 2022. However, the Company does not currently have the cash on hand to repay the balance under the Credit Facility upon maturity in May 2023. The pending EbixCash IPO could provide material proceeds that the Company can use to reduce its outstanding debt. The Company is also pursuing multiple other capital raising strategies to address the refinancing requirements of the Credit Facility, including the extension of the Credit Facility, new debt, equity, and hybrid debt/equity options at the corporate level and within the EbixCash operations in India. If necessary, the Company will also pursue other strategic options, and the Board of Directors has formed a special committee to assist it in further evaluating all alternatives to address the capital required to refinance the Credit Facility. While there are no assurances that the EbixCash IPO will be executed on terms acceptable to the Company, or at all, the Company will evaluate all strategic alternatives to refinance the existing Credit Facility.
We believe that anticipated cash flows provided by our operating activities, together with current cash balances, access to the debt and/or equity capital markets, and possible private equity capital infusions, will be sufficient to meet our projected cash requirements for the next twelve months, assuming that the Company can either secure an extension of the Credit Facility, refinance the Credit Facility or repay the facility via a combination of new debt and/or equity capital raised and are not obligated to repay the total outstanding debt under the Credit Facility from internal cash on hand. Given the risk of not being able to repay or refinance the Credit Facility, our ability to meet our cash requirements during 2023 is subject to substantial uncertainty. We may raise funds from a combination of sources, including the potential issuance of debt or equity securities or other strategic alternatives available to the Company. However, there are no assurances that such capital raising alternatives will be available in amounts or on terms acceptable to us, if at all. In addition, the covenants in our Credit Facility could adversely affect our ability to obtain such financing and our ability to make strategic acquisitions, fund investments, repurchase shares of our common stock or engage in other business activities that could be in our interest.
We regularly evaluate our liquidity requirements, including the need for additional debt or equity offerings, when considering potential business acquisitions, or the development of new products or services. During fiscal year 2023, the Company intends to utilize its cash and other financing resources to fund organic growth initiatives, strategic business acquisitions, and new product development initiatives and service offerings.
Our cash and cash equivalents were $110.6 million and $99.6 million at December 31, 2022 and 2021, respectively. The increase in our short-term liquidity position is primarily due to the following factors: (a) net cash provided by operating activities of $77.6 million in 2022 (source of cash); (b) net cash used in financing activities of $22.5 million in 2022 (use of cash); (c) net cash used in financing activities of $23.2 million in 2022 (use of cash); and (d) the effect of foreign exchange rates on cash and cash equivalents of $21.7 million in 2022 (use of cash).
Our current ratio decreased from 1.79 at December 31, 2021 to 0.46 at December 31, 2022, and our working capital position decreased to $(447.0) million at December 31, 2022 as compared to $161.4 million at the end of 2021. The decrease in working capital results from the Credit Facility being classified in the current liability section of the consolidated balance sheet. The Credit Facility will mature on May 23, 2023 unless the Company executes on one or more of the following: (a) repays all or a material portion of the Credit Facility; (b) refinances the Credit Facility; and (c) negotiates a further extension of the Credit Facility in conjunction with the existing group of banks. We believe that our ability to generate cash flow from operations will enable the Company to continue to meet its debt service obligations and to fund its current operations for the next twelve months, but is not sufficient to repay the outstanding debt under the Credit Facility during 2023.
The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at source and taxation at the U.S. parent level upon receipt of the repatriation amounts. The approximate cash, cash equivalents, restricted cash, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of March 6, 2023 is presented in the table below (figures denominated in thousands):

Cash, Restricted Cash and Short-Term Investments
India	$60,709
United States	9,305
Philippines	6,109
Australia	5,085
Canada	4,154
United Arab Emirates	3,384
Latin America	2,294
Singapore	1,365
Europe	2,398
New Zealand	1,080
Indonesia	1,278
Mauritius	20
Total	$97,181

Business Combinations

The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.

During the twelve months ending December 31, 2022, the Company did not complete any business acquisitions.

During the twelve months ending December 31, 2021, the Company did not complete any business acquisitions.

Operating Activities
For the twelve months ended December 31, 2022, the Company generated $77.6 million of net cash flow from operating activities compared to $69.5 million for the year ended December 31, 2021, representing an increase of $8.1 million, or 12%. The major sources and uses of cash provided by our operating activities during 2022 included net income of $64.6 million, adjusted for $2.0 million of net loss attributable to non-controlling interest, $18.5 million of depreciation and amortization, $3.6 million of amortization of right-of-use assets, $3.9 million of non-cash share-based compensation, $3.0 million of amortization expense for intangibles relating to developed technology, and approximately $2.5 million (source of cash) of asset/liability changes year-over-year within the operating activities section of the consolidated cash flow statement. The increase in our operating cash flow in 2022 as compared to 2021 is primarily due to a decrease in net income year over year of $3.5 million and the increase in cash flow provided by changes in assets/liabilities year-over-year, from a cash use of $(12.2) million in 2021 to a cash source of $2.5 million in 2022. Lastly, the impact on cash flow from operating activities of changes in the allowance for doubtful accounts was $1.4 million in 2022 versus $(2.3) million in 2021. These increases in operating cash flow were offset, in part, by the cash flow impact from changes in the provision for deferred taxes, with 2022 having a negative impact on cash flow of $(18.0) million as compared to a negative impact on cash flow of $(11.1) million in 2021

For the twelve months ended December 31, 2021, the Company generated $69.5 million of net cash flow from operating activities compared to $100.4 million for the year ended December 31, 2020, representing a decrease of $30.9 million, or 31%. The major sources and uses of cash provided by our operating activities during 2021 included net income of $68.2 million, adjusted for $1.2 million of net loss attributable to a noncontrolling interest, $15.2 million of depreciation and amortization, $4.3 million of amortization of right-of-use assets, $5.4 million of non-cash share-based compensation, $3.3 million of amortization expense for intangibles relating to developed technology, $(12.2) million of asset/liability changes year-over-year within the operating activities section of the consolidated cash flow statement. The decrease in our operating cash flow in 2021 as compared to 2020 is primarily due to a decrease in net income year-over-year of $24.2 million and a change in the cash flow impact of deferred taxes year-over-year from $5.1 million in 2020 versus $(11.1) million in 2021. Net changes in operating assets and liabilities was $(12.2) million in 2021 versus $(19.9) million in 2020. Lastly, the impact of cash flow from operating activities from changes in the allowance for doubtful accounts was $(2.3) million in 2021 versus $1.7 million in 2020.
Investing Activities

Net cash used for investing activities during the twelve months ended December 31, 2022 totaled $22.5 million, primarily related to $14.5 million of capital expenditures to support our operations and $7.1 million used and capitalized in connection with the development of software to be sold/marketed or used internally, as well as $1.0 million used by an increase in marketable securities (specifically bank certificates of deposit).

Net cash used for investing activities during the twelve months ended December 31, 2021 totaled $4.6 million, primarily related to $7.5 million of capital expenditures to support our operations and $5.7 million used and capitalized in connection with the development of software to be sold/marketed or used internally, offset in part by $8.6 million provided by a decrease in marketable securities (specifically bank certificates of deposits).
Financing Activities

Net cash used by financing activities during the twelve months ended December 31, 2022 was $23.2 million, and primarily consisted of a $1.8 million decrease in the year-end balances in our working capital facilities in India, $23.5 million used to make payments against the Company’s outstanding Credit Facility term loan, $28.2 million of which were scheduled amortization payment, and $9.3 million used to pay quarterly dividends to the holders of our common stock. These uses of cash were offset, in part, by $10.5 million of proceeds from borrowings under the outstanding Credit Facility during 2022.

Net cash used by financing activities during the twelve months ended December 31, 2021 was $63.2 million, and primarily consisted of a $10.9 million decrease in the year-end balances in our working capital facilities in India, $42.6 million used to make payments against the Company’s outstanding Credit Facility term loan, $22.6 million of which were scheduled amortization payments, and $9.3 million used to pay quarterly dividends to the holders of our common stock.
Credit Facility

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the “Credit Facility”) that provides a $450 million revolving line of credit as well as a term loan, which at December 31, 2022 had a balance of $189.4 million. The Credit Facility matures in May 2023.

On February 21, 2023, the Company entered into Amendment No. 13 to its Credit Facility. Amendment No. 13 provided for, among other things, an extension of the maturity date from February 21, 2023 to May 23, 2023. The Company was required to make a $5 million prepayment of the Revolver on February, 21, 2023 and will be required to make an amortization payment on the Term Loan in the amount of $5 million on March 31, 2023. Any repayments under the Revolver will be accompanied by a corresponding reduction in the aggregate revolving commitments. Lastly, amendment No. 13 modified certain other provisions within the Credit Agreement and has resulted in an approximately 1% per annum interest rate increase beginning February 21, 2023.

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

At December 31, 2022, the outstanding balance on the revolving line of credit under the Credit Facility was $449.9 million and the facility carried an interest rate of 9.6%. The outstanding balance is included in the current liabilities section of the consolidated balance sheets due to the February 2023 maturity date. During 2022, the average and maximum outstanding balances on the revolving line of credit were $440.1 million and $449.9 million, respectively, and the weighted average interest rate was 6.9%.

At December 31, 2022, the outstanding balance on the term loan was $189.4 million. $23.5 million of principal payments were made on the term loan during 2022, of which $20.7 million were scheduled amortization payments. This term loan also carried an interest rate of 9.6% at December 31, 2022. The outstanding term loan balance is included in the current liabilities section of the consolidated balance sheets due to the May 2023 maturity date. During 2022, the weighted average interest rate on the term loan was 6.8%.

Contractual Obligations and Commercial Commitments
The following table summarizes our known contractual debt and lease obligations as of December 31, 2022. The table excludes commitments that are contingent based on events or factors uncertain at this time.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years
	(In thousands)
Revolving line of credit	$449,902	$449,902	$—	$—	$—
Short and long-term debt*	194,336	194,176	160	—	—
Operating leases	11,434	3,877	4,606	1,882	1,069
Capital leases	319	167	152	—	—
Non-Cancellable operating leases	17,105	12,593	4,512	—	—
Total	$673,096	$660,715	$9,430	$1,882	$1,069
*Excluding amounts related to deferred financing costs

Off Balance Sheet Transactions
We do not engage in off-balance sheet financing activities.
Inflation
We believe that the rate of inflation has had an effect, but not a material effect, on our operating results. Continued historically high inflation rates could adversely effect, and possibly materially effect, our future operating results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to certain market risks, including foreign currency exchange rates and interest rates. The Company’s exposure to foreign currency exchange rates risk is related to our foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of those currencies. A significant portion of the Company’s operations are based in the U.S., and the functional currencies in our Singapore and Dubai product development centers is the U.S. dollar. However, the Company has operations in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, and the U.K. where we conduct transactions in the local currencies of each of these locations. There can be no assurance that fluctuations in the value of those foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues or financial condition. During the years of 2022 and 2021, the net change in the cumulative foreign currency translation account, which is a component of stockholders’ equity, was unrealized losses of $97.4 million and $20.5 million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonable that adverse changes in our respective foreign currency exchange rates of 20% could possibly be experienced in the near term future. Such an adverse change in currency exchange rates would have resulted in a reduction to pre-tax income of approximately $13.6 million and $10.8 million for the years ended December 31, 2022 and 2021, respectively.
The Company’s exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of December 31, 2022, the Company had $647.3 million of outstanding debt obligations, excluding amounts related to deferred financing costs, which consisted of a $189.4 million term loan, a $449.9 million balance on our revolving line of credit under the Credit Facility, a $1.8 million note due to IHC by the EbixHealth JV, $3.4 million of working capital facility debt in India and a $2.8 million short-term debt financing of our large corporate insurance requirements. As of December 31, 2022, the Company’s term loan and outstanding balance on the revolving line of credit under the Credit Facility accrued interest at a rate per annum equal to 9.56%, calculated as LIBOR plus 6.00% with a 3.56% LIBOR rate in place as of December 31, 2022. The Company is exposed to market risk in relation to this secured revolving line of credit and secured term loan in regards to the potential increase to interest expense arising from adverse changes in the LIBOR interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $3.6 million and $1.0 million for the years ending December 31, 2022 and 2021, respectively. The Company’s average cash balances and short-term investments during 2022 were $118.6 million and its existing cash balances and short-term investments as of December 31, 2022 was $110.6 million and $17.4 million, respectively. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.2 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

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
COVID-19 and certain geopolitical events, such as the Ukraine/Russia war that is ongoing, has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. As of the date of our consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments, or to revise the carrying value of our assets or liabilities. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19 and certain geopolitical events in our estimates and assumptions, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact to our consolidated financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our consolidated financial statements.
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

The main services from which EbixCash derives revenue are as follow:

Gift Cards

EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $120). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2022 totaled approximately $5.4 million and are recorded as deferred revenues in the financial results.

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

EbixCash Travel revenue for the corporate MICE packages is recognized at full purchase value at the completion of the obligation, with the corresponding costs recorded as cost of services provided. For MICE revenues, EbixCash Travel acts as the principal in transactions and, accordingly, reports revenue on a gross basis. EbixCash Travel controls the service at all times prior to transfer to the customer, is responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

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

Risk Compliance Solutions

RCS revenues consist of two revenue streams - COI and consulting services. COI revenues are derived from consideration paid by customers for the creation and tracking of certificates of insurance. These revenues are transaction-based. Consulting services revenues are driven by distinct consulting service engagements rendered to customers, for which revenues are recognized using the output method on a time and material basis as the services are performed.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ebix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ebix, Inc. (the Company) as of December 31, 2022, and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2023 expressed an unqualified opinion on the effectiveness of the company's internal control over financial reporting.

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
The company’s evaluation of goodwill for impairment involves the comparison of the fair value of reporting unit to it carrying value. The company uses the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the company to select an appropriate weighted average cost of capital based on current market conditions as of December 31, 2022. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.
How we addressed the matter in our audit
Our audit procedures related to the forecasts of future revenue and operating margin and the selection of the weighted average cost of capital used by management to estimate the fair value included the following, among others:
a.We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s forecasts of future revenue and operating margin and the selection of the weighted average cost of capital. We also reviewed and relied upon the independent specialist report provided to us for impairment testing of Goodwill.

b.With the assistance of our fair value specialists, we evaluated the reasonableness of the impairment models, methodology, and significant assumptions used by the Company, specifically the weighted average cost of capital including:
i.Testing the mathematical accuracy of the Company’s calculation of the weighted average cost of capital.
ii.Developing a range of independent estimates and compared the weighted average cost of capital selected by management.
c.We evaluated management’s ability to accurately forecast future revenue and operating margin by comparing actual results to management’s historical forecasts.

Critical Audit Matter – 2, Software as a Service (SaaS)

Description of the matter
Revenue from contracts with the customers includes use of company’s proprietary SaaS platform. The contract for a SaaS platform generally includes sales of the Company’s proprietary platforms and other software applications, professional services revenue derived from the setup, implementation and customization of software platforms, and post contract support (“PCS”). Judgment that the company exercises for determining revenue for standalone selling price (SSP) would include the following elements:

a.Determination of whether products and services are considered distinct performance obligations that should be accounted for together or standalone, such as non-refundable upfront fees or customization related to the setup of the Company’s proprietary SaaS and the related use of the SaaS.
b.Determination of stand-alone selling prices (SSP) for each distinct performance obligation and for products and services that are not sold separately.
c.Recognition of revenue basis the pattern and time of delivery for each distinct performance obligation.
d.Estimation of contract duration period used to recognize revenue (e.g., economic life of contract, customer renewal periods, and period for which customers are deriving benefit from the product or service).
We identified the company’s estimates and judgement for the recognition of SaaS revenue as a critical audit matter because auditing the identification and accounting for performance obligations, determination of initial transaction price and the calculation of the SSP for each performance obligation, and estimation of contract duration period required significant audit effort and a high degree of auditor judgment and subjectivity to perform our audit procedures and evaluate the audit evidence obtained.

How we addressed the matter in our audit
The audit procedures related to the company’s SaaS revenue recognition included the following:
•Review of the effectiveness of internal controls related to SaaS contracts.
•Ensured that the company’s policies are in compliance of the applicable accounting standards.
•Selected a sample of customer agreements and performed the following procedures:
◦Obtained and prepared synopsis of the standard agreements and variations thereof and noted the financial clauses relevant to accumulation of costs and corresponding revenue on composite or standalone basis.
◦Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and contract duration.
▪Reviewed the reasonableness of the basis for determination of standalone selling price (SSP).
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of Company accounting policies, along with the use of estimates, in the determination of revenue recognition conclusions.
•Tested the mathematical accuracy of computation of revenue and the point of time for recognizing revenue in the financial statements.

For K G Somani & Co LLP
PCAOB Registration ID: - 3199
ICAI FRN: - 006591N/N500377

/s/ B R Somani

B R Somani
Partner
Membership No.: - 080153 (UDIN:- 23080153BGZUDY9268)

We have served the company's auditor since 2021.

New Delhi, India
March 15, 2023.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Operating revenue:	$1,050,146	$994,938	$625,609

Operating expenses:
Costs of services provided	721,515	705,390	343,262
Product development	41,188	40,015	35,267
Sales and marketing	17,369	14,434	13,835
General and administrative, net	131,199	100,911	87,537
Amortization and depreciation	18,531	15,178	13,738
Impairment of intangible asset	—	—	6,168
Total operating expenses	929,802	875,928	499,807

Operating income	120,344	119,010	125,802
Interest income	253	83	167
Interest expense	(55,068)	(41,370)	(31,578)
Non-operating (loss) income	(1,828)	(3,766)	153
Non-operating expense - litigation settlement	—	—	—
Foreign currency exchange loss, net	8,374	(434)	(387)
Income before income taxes	72,075	73,523	94,157
Income tax provision	(9,447)	(6,584)	(5,330)
Net income including noncontrolling interest	$62,628	$66,939	$88,827
Net loss attributable to noncontrolling interest	(2,017)	(1,249)	(3,550)
Net income attributable to Ebix, Inc.	$64,645	$68,188	$92,377
Basic earnings per common share	$2.10	$2.23	$3.03
Diluted earnings per common share	$2.10	$2.22	$3.02
Basic weighted average shares outstanding	30,761	30,625	30,510
Diluted weighted average shares outstanding	30,761	30,664	30,571

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income including noncontrolling interest	$62,628	$66,939	$88,827
Other comprehensive loss:
Foreign currency translation adjustments	(97,415)	(20,519)	(23,105)
Total other comprehensive loss	(97,415)	(20,519)	(23,105)
Comprehensive income	$(34,787)	$46,420	$65,722
Comprehensive loss attributable to noncontrolling interest	(2,017)	(1,249)	(3,550)
Comprehensive income attributable to Ebix, Inc.	$(32,770)	$47,669	$69,272

See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$110,637	$99,625
Receivables from service providers	4,223	1,352
Short-term investments	17,438	16,463
Restricted cash	8,210	9,080
Fiduciary funds - restricted	2,092	2,046
Trade accounts receivable, less allowances of $18,167 and $19,874, respectively	154,533	153,609
Other current assets	87,387	84,389
Total current assets	384,520	366,564
Property and equipment, net	52,448	47,903
Right-of-use assets	9,636	10,051
Goodwill	881,676	939,249
Intangibles, net	50,900	59,748
Indefinite-lived intangibles	16,647	16,647
Capitalized software development costs, net	15,343	15,068
Deferred tax assets, net	96,289	84,514
Other assets	30,096	33,505
Total assets	$1,537,555	$1,573,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$99,194	$86,181
Payables to service agents	11,299	6,296
Accrued payroll and related benefits	10,651	11,360
Working capital facilities	3,367	5,607
Fiduciary funds - restricted	2,092	2,046
Revolving line of credit	449,902	—
Short-term debt	3,000	1,954
Current portion of long-term debt, net of deferred financing costs of $469 and $1,635, respectively	190,866	28,577
Contract liabilities	32,028	33,164
Lease liability	3,354	3,173
Other current liabilities	25,784	26,837
Total current liabilities	831,537	205,195
Revolving line of credit	—	439,402
Long-term debt, less current portion, net of deferred financing costs of $— and $261, respectively	160	184,676
Contingent liability for earn-out acquisition consideration	2,299	2,557
Contract liabilities	14,098	8,193
Lease liability	6,612	7,139
Deferred tax liability, net	1,150	1,150
Other liabilities	22,259	25,383

Total liabilities	878,115	873,695

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,819,533 issued and outstanding at December 31, 2022 and 30,683,393 issued and outstanding at December 31, 2021	3,082	3,068
Additional paid-in capital	18,800	15,068
Retained earnings	814,780	759,208
Accumulated other comprehensive loss	(219,437)	(122,022)
Total Ebix, Inc. stockholders’ equity	617,225	655,322
Noncontrolling interest	42,215	44,232
Total stockholders' equity	659,440	699,554
Total liabilities and stockholders’ equity	$1,537,555	$1,573,249
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrol-ling interest	Total
	(In thousands, except per share amounts)
Balance, December 31, 2019	30,492,044	$3,049	$6,960	$618,503	$(78,398)	$49,331	$599,445
Net income attributable to Ebix, Inc.	—	—	—	92,377	—	—	92,377
Net loss attributable to noncontrolling interest	—	—	—	—	—	(3,550)	(3,550)
Cumulative translation adjustment	—	—	—	—	(23,105)	—	(23,105)
Exercise of stock options	30,000	3	633				636
Repurchase and retirement of common stock	—	—	—	—	—	—	—
Deferred compensation and amortization related to options and restricted stock	—	—	4,792	—	—	—	4,792
Vesting of restricted stock	68,504	7	(7)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(75,214)	(7)	(1,253)	(1,329)	—	—	(2,589)
Noncontrolling interest	—	—	—	—	—	1,343	1,343
Common stock dividends paid, $0.30 per share	—	—	—	(9,245)	—		(9,245)
Balance, December 31, 2020	30,515,334	$3,052	$11,126	$700,304	$(101,503)	$47,125	$660,104
Net income attributable to Ebix, Inc.	—	—	—	68,188	—	—	68,188
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,249)	(1,249)
Cumulative translation adjustment	—	—	—	—	(20,519)	—	(20,519)
Exercise of stock options	—	—	—	—	—	—	—
Deferred compensation and amortization related to options and restricted stock	—	—	5,360	—	—	—	5,360
Vesting of restricted stock	213,991	21	(21)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(45,932)	(5)	(1,397)	—	—	—	(1,402)
Noncontrolling interest	—	—	—	—	—	(1,644)	(1,644)
Common stock dividends paid, $0.30 per share	—	—	—	(9,284)	—		(9,284)

Balance, December 31, 2021	30,683,393	$3,068	$15,068	$759,208	$(122,022)	$44,232	$699,554
Net income attributable to Ebix, Inc.	—	—	—	64,645	—	—	64,645
Net loss attributable to noncontrolling interest	—	—	—	—	—	(2,017)	(2,017)
Cumulative translation adjustment	—	—	—	—	(97,415)	—	(97,415)
Exercise of stock options	—	—	—	—	—	—	—
Deferred compensation and amortization related to options and restricted stock	—	—	3,874	—	—	—	3,874
Vesting of restricted stock	141,205	14	(14)	—	—	—	—
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(5,065)	—	(128)	—	—	—	(128)
Noncontrolling interest	—	—	—	—	—	—	—
Common stock dividends paid, $0.30 per share	—	—	—	(9,271)	—	—	(9,271)
Balance, December 31, 2022	30,819,533	$3,082	$18,800	$814,780	$(219,437)	$42,215	$659,440
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$64,645	$68,188	$92,377
Net loss attributable to noncontrolling interest	(2,017)	(1,249)	(3,550)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,531	15,178	13,738
(Benefit) provision for doubtful accounts	1,433	(2,334)	1,749
(Benefit) provision for deferred taxes, net of acquisitions and effects of currency translation	(17,972)	(11,104)	5,114
Amortization of right-of-use assets	3,557	4,294	6,100
Amortization of capitalized software development costs	2,983	3,317	3,367
Share-based compensation	3,875	5,360	4,792
Reduction of acquisition earn-out contingent liability	—	—	(3,105)
Cash paid for acquisition earn-out	—	—	(6,453)
Intangible asset impairment	—	—	6,168
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,049)	(10,866)	3,258
Receivables from service providers	(2,871)	3,359	20,896
Payables to service agents	5,003	1,015	(6,915)
Other assets	(8,409)	(17,305)	(10,487)
Accounts payable and accrued expenses	21,183	18,545	(14,569)
Accrued payroll and related benefits	(56)	(143)	2,100
Lease liabilities	(3,460)	(3,951)	(5,700)
Reserve for potential uncertain income tax return positions	—	(2,071)	—
Contract liabilities	6,722	694	3,680
Other liabilities	(531)	(1,456)	(12,204)
Net cash provided by operating activities	77,567	69,471	100,356
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(14,276)
Maturities (purchases) of unrestricted marketable securities, net	(968)	8,567	(20,964)
Capitalized software development costs	(7,051)	(5,700)	(4,229)
Capital expenditures	(14,476)	(7,465)	(5,337)
Net cash used in investing activities	(22,495)	(4,598)	(44,806)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	10,500	—	1,364
Principal payments of term loan obligation	(23,464)	(42,594)	(20,711)
Working capital facilities	(1,765)	(10,913)	(10,927)
Proceeds (payments) of short-term debt, net	1,147	1,075	(271)
Payments of finance lease obligations, net	(190)	(100)	(210)
Proceeds from exercise of common stock options	—	—	636

Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(128)	(1,402)	(2,589)
Dividend payments	(9,271)	(9,284)	(9,245)
Net cash (used in) provided by financing activities	(23,171)	(63,218)	(41,953)
Effect of foreign exchange rates on cash and cash equivalents	(21,706)	(7,104)	(4,753)
Net change in cash and cash equivalents, and restricted cash	10,195	(5,449)	8,844
Cash and cash equivalents, and restricted cash at the beginning of the year	114,764	120,213	111,369
Cash and cash equivalents, and restricted cash at the end of the year	$124,959	$114,764	$120,213
Supplemental disclosures of cash flow information:
Interest paid	$33,244	$30,369	$29,498
Income taxes paid	$24,201	$17,675	$21,321
See accompanying notes to the consolidated financial statements.

Ebix, Inc. and Subsidiaries

Supplemental schedule of noncash financing activities:
During 2022, there were 5,065 shares, totaling $128 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

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

Ebix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business— Ebix, Inc. and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations (ASEAN) countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 85.3%, 84.4%, and 73.4% of the Company’s total revenue in 2022, 2021, and 2020, respectively.

EbixCash Exchanges

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

The main services from which EbixCash derives revenue are as follow:

Gift Cards

EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, Mastercard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $120). Gift cards issued by EbixCash are valid for a period of 15 months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts a principal in the sale of gift cards and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at December 31, 2022 totaled approximately $5.4 million and are recorded as deferred revenues in the financial results.

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

Consulting Services

The Company provides consulting services to clients around the world for project management, integration, development and testing. Consulting services fees are generally earned on a time and materials basis or a fixed fee basis. Revenues for time and materials are recognized using an output method as the services are rendered, while fixed fee revenues are recognized based on the input method that is driven by the expected hours to complete the project measured against the actual hours completed to date.

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
Short-term Investments — The Company’s primary short-term investments consist of certificates of deposits with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of our short-term investments was $17.4 million and $16.5 million at December 31, 2022 and 2021, respectively.

Restricted Cash — The carrying value of our restricted cash was $8.2 million and $9.1 million at December 31, 2022 and 2021, respectively. The Company holds fixed deposits pledged with banks for issuance of bank guarantees and letters of credit related to its India operations for our working capital facilities.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2022	2021	2020
	(In thousands)
Cash and cash equivalents	$110,637	$99,625	105,035
Restricted cash	8,210	9,080	8,519
Restricted cash included in other long-term assets	6,112	6,059	6,659
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$124,959	$114,764	$120,213
Fiduciary Funds - Restricted — Due to the EbixHealth JV being a third party administrator (“TPA”), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit of various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $2.1 million and $2.0 million at December 31, 2022 and 2021, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.
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
As of December 31, 2022 and 2021, the Company has the following financial instruments for which it had to consider fair values and had to make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's consolidated balance sheets at December 31, 2022 and 2021, but which require disclosure of their fair values include: cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, accrued payroll and related benefits, finance lease obligations, and the revolving line of credit and term loan debt. The Company believes that the estimated fair value of such instruments at December 31, 2022 and 2021 reasonably approximates their carrying value as reported on the consolidated balance sheets.

Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.4 million is recorded in the long-term asset section of the consolidated balance sheets in "Other assets")	$37,434	$—	$37,434	$—
Mutual funds	98	98	—	—
Total assets measured at fair value	$37,532	$98	$37,434	$—

Liabilities
Contingent earn-out acquisition consideration (a)	2,299	—	—	2,299
Total liabilities measured at fair value	$2,299	$—	$—	$2,299

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2022, there were no transfers between fair value Levels 1, 2 or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($7.4 million is recorded in the long-term asset section of the consolidated balance sheets in "Other assets")	$31,676	—	31,676	—
Mutual Funds	167	167	—	—
Total assets measured at fair value	$31,843	$167	$31,676	$—

Liabilities
Contingent earn-out acquisition consideration	2,557	—	—	2,557
Total liabilities measured at fair value	$2,557	$—	$—	$2,557

* During the year ended December 31, 2021, there were no transfers between fair value Levels 1, 2 or 3.

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the year:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	Balance at December 31, 2022	Balance at December 31, 2021
	(In thousands)

Beginning balance	$2,557	—

Total remeasurement adjustments:
(Gains) or losses included in earnings *	—	—
Remeasurement against goodwill		2560
Foreign currency translation adjustments **	(258)	(3)

Acquisitions and settlements
Settlements	—	—

Ending balance	$2,299	$2,557

The amount of total (gains) or losses for the year included in earnings or changes to net assets, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end.	$—	$—

* recorded as a component of general and administrative expenses
** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration	$2,299	Discounted cash flow	Expected future annual revenue streams and probability of achievement

(In thousands)	Fair Value at December 31, 2021	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration	$2,557	Discounted cash flow	Expected future annual revenue streams and probability of achievement

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

Disaggregation of Revenue
The following tables present revenue disaggregated by primary geographical regions and product channels for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
India*	804,177	755,543	378,660
United States	154,341	155,346	166,320
Australia	32,287	37,820	33,846
Latin America	18,348	12,901	14,801
Europe	15,956	16,366	13,145
Indonesia*	7,159	1,981	3,206
Canada*	5,680	5,333	4,383
Singapore*	4,294	3,875	3,969
Philippines*	3,405	1,784	2,140
United Arab Emirates*	2,584	1,982	3,335
New Zealand	1,915	2,007	1,804
	$1,050,146	$994,938	$625,609

*Includes India led businesses for which total revenue was $818.0 million, $762.3 million and $388.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company’s revenues are derived from three product/service groups. Presented in the table below is the breakout of our revenue streams for each of those product/service groups for the years ended December 31, 2022, 2021, and 2020.

	For the Year Ended
	December 31,
(In thousands)	2022	2021	2020
EbixCash Exchanges	$797,805	$749,774	$386,564
Insurance Exchanges	171,156	171,087	174,424
Risk Compliance Solutions	81,185	74,077	64,621
Totals	$1,050,146	$994,938	$625,609

Costs to Obtain and Fulfill a Contract
The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. As of December 31, 2022, and 2021 the Company had $486 thousand and $910 thousand, respectively, of contract costs in “Other current assets” and $797 thousand and $912 thousand, respectively, in “Other assets” on the Company's consolidated balance sheets.

(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$1,822	$1,630
Costs recognized from beginning balance	(968)	(534)
Additions, net of costs recognized	430	726
Balance, end of period	$1,284	$1,822

Contract Liabilities
Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $8.0 million and $6.3 million of contract liabilities were included in billed accounts receivable at December 31, 2022 and 2021, respectively.
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

(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$41,357	$40,930
Revenue recognized from beginning balance	(30,460)	(30,922)
Additions, net of revenue recognized and currency translation	35,229	31,349
Balance, end of period	$46,126	$41,357

Revenue Allocated to Remaining Performance Obligations
The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2022 that we will transfer from contract liabilities and recognize in future periods:

Estimated Revenue (In thousands):
For the year ending December 31, 2023	5,317
For the year ending December 31, 2024	3,167
For the year ending December 31, 2025	2,034
For the year ending December 31, 2026	1,167
For the year ending December 31, 2027	426
$12,111
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
Accounts Receivable and the Allowance for Doubtful Accounts Receivable — Reported accounts receivable as of December 31, 2022 include $99.2 million of trade receivables stated at invoice billed amounts and $55.2 million of unbilled receivables (net of a $18.2 million estimated allowance for doubtful accounts receivable). Reported accounts receivable at December 31, 2021 include $103.3 million of trade receivables stated at invoice billed amounts and $50.1 million of unbilled receivables (net of a $19.9 million estimated allowance for doubtful accounts receivable). The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable and historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Bad debt expense (recovery) was $1.4 million, $(2.3) million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

Capitalized Software Development Costs — In accordance with ASC 985-20 “Software” and ASC 350-40 “Internal-Use Software”, the Company expenses costs as they are incurred until technological feasibility has been established. The cost incurred thereafter are carried forward until the product is available for general release to customers when it is capitalized under the head ‘Intangible Assets, Net’.
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
We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments have occurred nor recognized in 2022 or 2021.
The Company has considered the guidance within ASC 350 “Goodwill and Other Intangible Assets” and ASC 280 “Segment Reporting” in concluding that Ebix effectively operates as one operating and reportable segment and one reporting unit.

Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Beginning Balance	$939,249	$949,037
Additions for current year acquisitions	—	—
Adjustments for final purchase accounting	—	1,201
Foreign currency translation adjustments	(57,573)	(10,989)
Ending Balance	$881,676	$939,249
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
. During the years ended December 2022, and 2021, we had no impairments to the recorded balances of our indefinite-lived intangible assets.

Finite-lived Intangible Assets — Finite-lived intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks, non-compete agreements and other intangibles described below obtained in connection with the businesses we acquire. Further, it includes self-developed software, procured content & licenses. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Life
Category	(years)
Customer relationships	4-20
Developed technology	3-15
Airport contract	9
Store networks	5
Dealer networks	15-20
Brand	3-15
Trademarks	3-15
Non-compete agreements	5-7
Database	10
Intangible assets as of December 31, 2022 and December 31, 2021, are as follows:

	December 31,
	2022	2021
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$101,401	$102,446
Developed technology	34,427	33,187
Dealer networks	5,877	6,534
Airport Contract	3,992	4,441
Trademarks	2,651	2,696
Store Networks	2,153	2,396
Brand	791	880
Non-compete agreements	702	721
Database	212	212
Backlog	140	140
Total intangibles	152,346	153,653
Accumulated amortization	(101,446)	(93,905)
Finite-lived intangibles, net	$50,900	$59,748

Indefinite-lived intangibles:
Customer/territorial relationships	$16,647	$16,647
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
Advertising — With the exception of certain direct-response costs in connection with our business services of providing medical continuing education to physicians, dentists and healthcare professionals, advertising costs are expensed as incurred. Advertising costs amounted to $9.6 million, $6.3 million, and 4.8 million in 2022, 2021, and 2020, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

Sales Commissions — Certain sales commission paid with respect to subscription-based revenues are deferred and subsequently amortized into operating expenses ratably over the term of the related customer subscription contracts. As of December 31, 2022 and 2021, $197 thousand and $479 thousand, respectively, of sales commissions were deferred and included in other current assets on the accompanying consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company amortized $802 thousand and $1.1 million, respectively, of previously deferred sales commissions and included this expense in operating expenses on the accompanying consolidated statements of income.
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

Life
Asset Category	(years)
Buildings	20 - 39
Building Improvements	15 - 20
Computer equipment	3 - 5
Furniture, fixtures and other	5 - 7
Software	3
Land Improvements	20
Land	Unlimited life
Leasehold improvements	Shorter of the expected life of the improvements or the remaining lease term
Recent Accounting Pronouncements—The following is a brief discussion of recently released accounting pronouncements that are pertinent to the Company's business:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this guidance has had no impact on the consolidated financial statements as the Company has not yet modified any of the existing contracts in response to the reference rate reform as of December 31, 2022. The Company transitioned to the use of SOFR in conjunction with Amendment No. 13 to the Credit Facility on February 21, 2023 and the transition to SOFR from LIBOR will not have a material impact on the Company's overall borrowing costs.

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

Note 2. Earnings per Share
The basic and diluted earnings per share (“EPS”), and the basic and diluted weighted average shares outstanding for all periods as presented in the accompanying consolidated statements of income are shown below:

	For the year ended December 31,
	(In thousands, except per share amounts)
Earnings per share:	2022	2021	2020
Basic earnings per common share	$2.10	$2.23	$3.03
Diluted earnings per common share	$2.10	$2.22	$3.02
Basic weighted average shares outstanding	30,761	30,625	30,510
Diluted weighted average shares outstanding	30,761	30,664	30,571
Basic EPS is equal to net income attributable to Ebix, Inc. divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS takes into consideration common stock equivalents, which for the Company consist of stock options and restricted stock. With respect to stock options, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance, net of assumed repurchased shares using the treasury stock method. With respect to restricted stock, diluted EPS is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant or issuance. Diluted EPS is equal to net income attributable to Ebix, Inc. divided by the combined sum of the weighted average number of shares outstanding and common stock equivalents. At December 31, 2022, 2021, and 2020 there were 180,000, 177,000, and 181,875, respectively, of potentially issuable shares with respect to stock options which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive. Diluted shares outstanding are determined as follows for each year ended December 31, 2022, 2021, and 2020:

	For the year ended December 31,
	(In thousands)
	2022	2021	2020
Basic weighted average shares outstanding	30,761	30,625	30,510
Incremental shares for common stock equivalents	—	39	61
Diluted shares outstanding	30,761	30,664	30,571

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

A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities as reported on its consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. During each of the years ending December 31, 2022, 2021 and 2020, these aggregate contingent accrued earn-out business acquisition consideration liabilities, were reduced by $0, $0, and $3.1 million, respectively, due to remeasurements as based on the then assessed fair value and changes in the amount and timing of anticipated future revenue levels. These reductions to the contingent accrued earn-out liabilities resulted in corresponding reductions to general and administrative expenses as reported on the consolidated statements of income. As of December 31, 2022, the total of these contingent liabilities was $2.3 million, which was included in long-term liabilities in the Company's consolidated balance sheet. As of December 31, 2021, there was $2.6 million outstanding contingent earn-out liability in the Company's consolidated balance sheet.

During the year ended December 31, 2022 the Company did not make any business acquisitions.

During the year ended December 31, 2021 the Company did not make any business acquisitions.

Estimated aggregate future amortization expense for the intangible assets recorded as part of the business acquisitions described above and all other prior acquisitions is as follows:

Future Amortization Expenses (In thousands):
For the year ended December 31, 2023	$13,068
For the year ended December 31, 2024	10,531
For the year ended December 31, 2025	7,099
For the year ended December 31, 2026	4,869
For the year ended December 31, 2027	3,496
Thereafter	11,837

$50,900
The Company recorded $9.6 million, $10.4 million, and $9.5 million of amortization expense related to acquired intangible assets for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 4. Credit Facility
The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (As administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at December 31, 2022 had a balance of $189.4 million.
The Credit Facility was to mature on February 21, 2023, but the Company negotiated an extension of the maturity of the Credit Facility to May 23, 2023. The outstanding balance of the Credit Facility as of December 31, 2022 of $639.3 million. The Company is pursuing several options to materially reduce or pay off in total the Credit Facility, which may require an extension of the Credit Facility maturity date. In addition to the EbixCash IPO, the Company is also pursuing multiple other capital raising strategies to address the refinancing requirements of the Credit Facility, both at the corporate level and within the EbixCash operations in India. If necessary, the Company will also pursue other strategic options, and the Board of Directors has formed a special committee to assist in further evaluating alternatives to address the capital required to refinance the Credit Facility or secure an extension of the Credit Facility.
On February 21, 2023, the Company entered into Amendment No. 13 to its Credit Facility. Amendment No. 13 provided for, among other things, an extension of the maturity date from February 21, 2023 to May 23, 2023. The Company was required to make a $5 million prepayment of the Revolver on February, 21, 2023 and will be required to make an amortization payment on the Term Loan in the amount of $5 million on March 31, 2023. Any repayments under the Revolver will be accompanied by a corresponding reduction in the aggregate revolving commitments. Lastly, amendment No. 13 modified certain other provisions within the Credit Agreement and has resulted in an approximately 1% per annum interest rate increase beginning February 21, 2023.
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

At December 31, 2022, the outstanding balance on the Revolver was $449.9 million and the facility carried an interest rate of 9.6%. The outstanding balance is included in the current liabilities section of the consolidated balance sheets due to the original maturity date of February 2023, which was extended to May 2023 subsequent to December 31, 2022. During 2022, the average and maximum outstanding balances on the Revolver were $440.1 million and $449.9 million, respectively, and the weighted average interest rate on the Revolver was 6.9%. At December 31, 2021, the outstanding balance on the Revolver was $439.4 million and the facility carried an interest rate of 3.50%. The outstanding balance on the Revolver was included in the long-term liabilities section of the consolidated balance sheets. During 2021, the average and maximum outstanding balances on the Revolver were $439.4 million and $439.4 million, respectively, and the weighted average interest rate on the Revolver was 5.2%.
At December 31, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million is due in May 2023. $23.5 million of principal payments were made on the Term Loan during 2022, of which $20.7 million were scheduled amortization payments. The Company had a scheduled $7.5 million term loan principal repayment due on December 31, 2022. However, the agent bank in the syndicate of banks did not process the payment until the first business day of January 2023. Thus, the Company's total debt outstanding under the Credit Facility is $7.5 million higher at December 31, 2022 than otherwise would have been if the $7.5 million scheduled repayment had been effected as of December 31, 2022. The Term Loan also carried an interest rate of 9.6% at December 31, 2022, and the weighted average interest rate on the Term Loan during 2022 was 6.8%. The outstanding balance of the Term Loan is included in the current liabilities section of the consolidated balance sheets due to the original maturity date in February 2023, which was extended to May 2023 subsequent to December 31, 2022. At December 31, 2021, the outstanding balance on the Term Loan was $212.9 million, of which $28.2 million was due within twelve months. This Term Loan carried an interest rate of 5.5% at December 31, 2021, and the weighted average interest rate on the Term Loan during 2021 was 5.1%.
At December 31, 2022, the Company's consolidated balance sheets include $1.2 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the maturity of the Credit Facility in May 2023. $0.7 million of such deferred financing costs pertain to the Revolver and $0.5 million pertains to the Term Loan, of which $0.5 million is netted against the Term Loan as reported on the consolidated balance sheets. At December 31, 2021, the Company's consolidated balance sheets included $4.7 million of remaining deferred financing costs in connection with the Credit Facility, with $2.8 million pertaining to the Revolver and $1.9 million pertaining to the Term Loan, of which $1.6 million was netted against the current portion of the Term Loan and $0.3 million was netted against the long-term portions of the Term Loan as reported on the consolidated balance sheets.

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

On September 30, 2022, the Court dismissed the second amended complaint in its entirety for failure to state a claim but granted plaintiff’s request for leave to file a third amended complaint on or before October 31, 2022. On October 31, 2022,

Lead Plaintiff filed a third amended complaint in the Class Action, once again alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. Defendants moved to dismiss the third amended complaint and briefing on Defendants’ motion concluded on December 22, 2022. The parties await a decision from the Court on the motion. Defendants deny any liability and intend to defend the action vigorously.

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

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Consolidated Derivative Action and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On March 30, 2022, the court granted a joint motion to stay the Shah Action pending the resolution of the motion to dismiss the Class Action. On October 28, 2022, the parties filed a joint motion to extend the stay of the Shah Action pending resolution of any motion to dismiss a third amended complaint in the Class Action. On December 8, 2022, the Court approved the motion to extend the stay of the Shah Action.

On May 12, 2017, Ebix Software India Pvt. Ltd. (“EbixCash Parent Co”) entered into several agreements with the shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these are a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz and a shareholders agreement between the then promoter shareholders of Itz and Ebixcash Parent Co. Further, as part of the overall purchase of Itz, a share purchase agreement between EbixCash Parent Co and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA, and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for EbixCashParent Co's purchase of Itz consisted of two individual potential earn-out payments contingent on Itz achieving revenue targets, the first for the period for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). The target revenue was not achieved and neither the First Earn-Out nor the Second Earn-Out were required to be paid pursuant to the terms of the SPA.

After correspondence between the parties between September 2019 and May 2020, the former shareholders of Itz (“Sellers”) sent EbixCash Parent Co notices of arbitration (“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. The matter is under arbitration in accordance with the rules of the Singapore International Arbitration Centre.

In the proceedings, the Sellers have alleged that the EbixCash Parent Co breached their obligations under the Transaction Documents, including obligations relating to non-compete, non-approval of budgets, passing of resolutions pertaining to reserved matters and certain other obligations. On this basis, the Sellers have sought damages aggregating to approximately $38.4 million against EbixCash Parent Co.

The Company believes that the Sellers have raised frivolous allegations to attempt to show a purported breach of the Transaction Documents so as to claim the First Earn-Out and Second Earn-Out. EbixCash Parent Co denies any wrongdoing and has conducted its activities in accordance with the laws of India.

The pleadings and evidence in the arbitration is complete. The evidentiary hearing took place in Singapore from November 14, 2022 to December 1, 2022. The closing submissions in the matter occurred on February 1st and 2nd, 2023. The Company is awaiting the decision from the Singapore International Arbitration Centre.

The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Lease Commitments — See Note 19.

Business Acquisition Earn-Out Contingencies — A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential future cash earn-out based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target with achievement of revenues recognized over that target being awarded in the form of a specified cash earn-out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. As of December 31, 2022, the total of these contingent liabilities was $2.3 million, which was included in long-term liabilities in the Company's consolidated balance sheet. As of December 31, 2021, there was $2.6 million outstanding contingent earn-out liability in the Company's consolidated balance sheet.
Self-Insurance — For some of the Company’s U.S. employees the Company has a self-insured plan for its health insurance program and has an individual specific stop loss policy that limits the liability on each covered individual to $150 thousand per person with an additional aggregating specific of $45,000. There is an overall aggregate liability policy covering all claims in excess of 125% of the expected claims based upon the number of participants and historical claims. As of December 31, 2022 and 2021, the amount accrued on the Company’s consolidated balance sheets for the self-insured component of the Company’s employee health insurance was $516 thousand and $498 thousand, respectively. The maximum potential estimated cumulative liability for the annual contract period, which ends in September 2023, is $6.2 million. During the years ended December 31, 2022 and 2021, the Company recognized $3.9 million, and $2.5 million of expense, respectively, associated with claims from its self-insured health insurance program.

Gratuity Leave — In accordance with Indian law, we pay gratuity to our eligible employees in India. Under our gratuity plan, an employee is entitled to receive a gratuity payment on the termination of his or her employment if the employee has rendered continuous service to our company for not less than five years, or if the termination of employment is due to death or disability. The amount of gratuity payable to an eligible employee is based on number of years of employment and is limited to a maximum of $28 thousand per employee. As of December 31, 2022 and 2021, the amount accrued on the Company’s consolidated balance sheets for gratuity leave was $3.6 million and $3.8 million, respectively.

Note 6. Share-Based Compensation
Stock Options—The Company accounts for compensation expense associated with stock options issued to employees, Directors, and non-employees based on their fair value, which is calculated using an option pricing model, and is recognized over the service period, which is usually the vesting period. At December 31, 2022, the Company had two equity based compensation plans. No stock options were granted to employees or non-employees during 2022, 2021, and 2020; however, options were granted to Directors in 2021, and 2020. Stock compensation expense of $618 thousand, $539 thousand and $517 thousand was recognized during the years ending December 31, 2022, 2021, and 2020, respectively, on outstanding and unvested options.

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table includes the weighted-average assumptions used in estimating the fair values and the resulting weighted-average fair value of stock options granted in the periods presented:

	Year Ended December 31,
	2022	2021	2020
Weighted average fair values of stock options granted	$—	$15.53	$15.58
Expected volatility	—%	77.1%	64.7%
Expected dividends	—%	.99%	.84%
Weighted average risk-free interest rate	—%	.93%	.24%
Expected life of stock options (in years)	0.00	3.5	3.5

A summary of stock option activity for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2020	217,875	$43.78	2.6	$—
Granted	36,000	$35.70
Exercised	(30,000)	$21.19
Canceled	(6,000)	$28.59
Outstanding at December 31, 2020	217,875	$45.97	2.6	$—
Granted	42,000	$30.40
Exercised	—	$—
Canceled	(40,875)	$49.22
Outstanding at December 31, 2021	219,000	$42.38	2.8	$—
Granted	—	—
Exercised	—	—
Canceled	(39,000)	$49.22
Outstanding at December 31, 2022	180,000	$39.89	2.3	$—
Exercisable at December 31, 2022	120,000	$42.50	1.8	$—
The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during 2022, 2021, and 2020 was $0, $0 and $341 thousand, respectively.
Cash received or the value of stocks canceled from option exercises under all share-based payment arrangements for the years ended December 31, 2022, 2021, and 2020, was $0, $0 and $127 thousand, respectively.
A summary of non-vested options and changes for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Non-Vested Number of Shares	Weighted Average Exercise Price

Non-vested balance at January 1, 2020	108,750	$46.65
Granted	36,000	$35.70
Vested	(42,000)	$47.66
Canceled	—	$—
Non-vested balance at December 31, 2020	102,750	$42.40
Granted	42,000	$30.40
Vested	(39,750)	$44.24
Canceled	—	$—
Non-vested balance at December 31, 2021	105,000	$36.90
Granted	—	$—
Vested	(45,000)	$39.89
Canceled	—	$—
Non-vested balance at December 31, 2022	60,000	$34.66

The following table summarizes information about stock options outstanding by price range as of December 31, 2022:

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price		Number of Shares	Weighted-Average Exercise Price
$30.40	42,000	0.91	$7.09	2	10,500	$2.66
$35.70	36,000	0.59	$7.14		18,000	$5.36
$41.60	36,000	0.35	$8.32		29,250	$10.14
$42.56	36,000	0.20	$8.51		36,000	$12.77
$52.92	30,000	0.24	$8.82		26,250	$11.58
	180,000	0	$39.87		120,000	$42.51

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

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	107,954	$52.08
Granted	388,089	$24.37
Vested	(68,504)	$52.49
Forfeited	—	$—
Non-vested at December 31, 2020	427,539	$26.86
Granted	8,979	$27.84
Vested	(213,993)	$29.08
Forfeited	—	$—
Non-vested at December 31, 2021	222,525	$24.76
Granted	2,871	$29.61
Vested	(141,206)	$25.88
Forfeited	—	$—
Non-vested at December 31, 2022	84,190	$23.05
In the aggregate the total compensation expense recognized in connection with the restricted grants was $3.3 million, $4.8 million, and $4.3 million during each of the years ending December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, there was $1.3 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2006, 2010 and 2020 Incentive Compensation Programs. That cost is expected to be recognized over a weighted-average period of 0.77 years. The total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $3.3 million, $6.2 million, and $3.6 million, respectively.
As of December 31, 2022, the Company has 8.6 million shares of common stock reserved for possible future stock option and restricted stock grants.

Note 7. Income Taxes
The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
U.S. federal	$(1,183)	$3,480	$(249)
U.S. state	316	250	(406)
Non U.S.	22,089	13,219	10,681
	21,222	16,949	10,026
Deferred:
U.S. federal	(1,968)	(4,802)	(1,220)
U.S. state	(750)	(1,288)	(657)
Non U.S.	(9,057)	(4,275)	(2,819)
	(11,775)	(10,365)	(4,696)

Total	$9,447	$6,584	$5,330

Income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
U.S.	$(44,887)	$(33,311)	$(27,528)
Non U.S.	116,962	106,834	121,685
Total	$72,075	$73,523	$94,157
A reconciliation of the statutory federal income tax rate to the effective income tax rate consists of the following:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of federal benefit	(0.7)%	(1.1)%	(0.9)%
Non-U.S. tax rate differential	2.9%	(3.2)%	(12.2)%
GILTI Related	20.4%	13.7%	12.5%
Tax holidays	(19.1)%	(14.3)%	(4.0)%
Tax Credits	(15.3)%	(9.5)%	(10.0)%
Passive income exemption	—%	—%	(0.4)%
Acquisition contingent earn-out liability adjustments	—%	—%	(0.7)%
Nondeductible items	0.1%	0.9%	2.0%
Effect of valuation allowance	0.7%	0.6%	(1.2)%
Prior year Transition Tax and related true-ups	2.7%	1.4%	0.5%
Uncertain tax positions	0.3%	(0.5)%	(1.0)%
Other	—%	—%	—%
Effective income tax rate	13.1%	9.0%	5.7%

The Company's effective tax rate increased to 13.1% in 2022, compared with 9.0% in 2021. The increase in effective tax rate in 2022 is primarily related to the mix of pre-tax income in foreign jurisdictions with higher tax rates and the greater impact of GILTI related items.
Deferred tax assets and liabilities are comprised of the following:

	December 31, 2022		December 31, 2021
	Deferred		Deferred
	Assets	Liabilities	Assets	Liabilities
	(In thousands)
Depreciation and amortization	$—	$6,328	$—	$6,424
Share-based compensation	258	—	307	—
Accruals and prepaids	5,320	—	5,613	—
Bad debts	6,041	—	6,139	—
Acquired intangible assets	—	11,920	—	12,509
Net operating loss carryforwards	40,508	—	37,242	—
Tax credit carryforwards (primarily Minimum Alternative Tax ("MAT") in India)	62,259	—	53,995	—
	114,386	18,248	103,296	18,933
Valuation allowance	(999)	—	(999)	—
Total deferred taxes	$113,387	$18,248	$102,297	$18,933

We have U.S. federal, state and foreign operating losses and credit carryforwards as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
U.S. Federal loss carryforwards	$55,616	$52,544
U.S. state loss carryforwards	102,078	85,635
Foreign loss carryforwards	101,067	90,826

U.S. Federal credit carryforwards	8,257	7,144
Foreign credit carryforwards	54,017	46,851
The U.S. federal and state operating loss carryforwards expire at varying dates through 2037. The federal credits begin to expire in 2024. We also have non-U.S. tax credits (primarily MAT paid in India) carried forward of approximately $54.0 million as of December 31, 2022, which is available for set-off against the future tax liability of certain Indian operations on a staggered basis over a period up-to fifteen years.

The Company has not recognized a deferred U.S. tax liability and associated income tax expense for the undistributed earnings of its foreign subsidiaries which we consider indefinitely invested because those foreign earnings will remain permanently reinvested in those subsidiaries to fund ongoing operations and growth. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to income taxes and withholding taxes payable in various jurisdictions, which could potentially be partially offset by foreign tax credits. At December 31, 2022, the cumulative amount of the Company’s undistributed foreign earnings was approximately $953.4 million, inclusive of income previously taxed in the United States.
The following table summarizes the activity related to provision made by the Company in the books for uncertain tax positions:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Beginning Balance	$6,200	$8,291	$9,199
Additions for tax positions related to current year	—	—	—
Additions for tax positions of prior years	243	769	966
Reductions for tax position of prior years	—	(2,860)	(1,874)
Ending Balance	$6,443	$6,200	$8,291
The Company recognizes estimated interest accrued and/or penalties related to uncertain tax positions as part of the income tax expense provided for such positions. The Company accrued as of December 31, 2022 and 2021 approximately $2.5 million and $2.3 million, respectively, of estimated interest and penalties related to uncertain tax positions. These amounts are included in the December 31, 2022 and 2021 balances in the preceding table of $6.4 million and $6.2 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
We file income tax returns in the U.S. federal, many U.S. state and local jurisdictions, and certain foreign jurisdictions. We have substantially resolved all U.S. federal income tax matters for tax years prior to 2014. Our state and foreign tax matters may remain open from 2009 forward.

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

The Company's share repurchase plan’s terms have been structured to comply with the SEC’s Rule 10b-18, and are subject to market conditions and applicable legal requirements. The program does not obligate the Company to acquire any specific number of shares and may be suspended or terminated at any time. All purchases are made in the open market. Treasury stock is recorded at its acquired cost. During 2022 and 2021, there were no stock repurchases under the plan.

As of December 31, 2022, the Company had $80.1 million remaining in its current Board of Directors-approved share repurchase program.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2022 and 2021, consisted of the following:

	2022	2021
	(In thousands)
Trade accounts payable	$77,718	$70,514
Accrued professional fees	928	2,526
Income taxes payable*	$1,201	1,767
Sales taxes payable	3,870	3,802
Other accrued liabilities	15,477	7,572
Total	$99,194	$86,181

* Long-term portion of income taxes payable pertaining to the 2017 Tax Cuts and Jobs Act one-time transition tax totaling $9.9 million and $13.3 million, as of December 31, 2022 and 2021, respectively, is included in other liabilities in the Company's consolidated balance sheets.

Note 10. Other Current Assets

Other current assets at December 31, 2022 and 2021, consisted of the following:

	2022	2021
	(In thousands)
Prepaid expenses including advances to suppliers	$71,449	$70,520
Sales taxes receivable from customers	3,289	5,058
Other third party receivables	1,034	3,921
Short-term portion of capitalized costs to obtain and fulfill contracts	486	910
Credit card merchant account balance receivable	704	681
Accrued interest receivable	651	206
Other	9,774	3,093
Total	$87,387	$84,389

Note 11. Other Current Liabilities
Other current liabilities at December 31, 2022 and December 31, 2021 consisted of the following:

	2022	2021
	(In thousands)
Acquisition obligations (contingent consideration)	$2,154	$2,444
Customer advances (deposits)	23,630	24,393
Total	$25,784	$26,837

Note 12. Property and Equipment

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(In thousands)
Computer equipment	$25,486	$16,701
Buildings	27,039	27,536
Land	11,508	12,518
Land improvements	7,195	7,195
Leasehold improvements	3,266	2,176
Furniture, fixtures and other	12,997	12,278
	87,491	78,404
Less accumulated depreciation and amortization	(35,043)	(30,501)
	$52,448	$47,903

Depreciation expense was $8.3 million, $4.8 million and $4.2 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 13. Cash Option Profit Sharing Plan and Trust

The Company maintains a 401(k) Cash Option Profit Sharing Plan, for our U.S. based employees, which allows participants to contribute a percentage of their compensation to the Profit Sharing Plan and Trust up to the Federal maximum. The Company matches 100% of an employee’s first 1% contributed and 50% on the next 1% contributed by an employee. Accordingly, the Company’s contributions to the Plan were $457 thousand, $471 thousand and $508 thousand for the years ending December 31, 2022, 2021, and 2020, respectively.

We maintain employee benefit plans in the form of certain statutory and incentive plans covering substantially all of our India based employees. In accordance with Indian law, all of our employees in India are entitled to receive benefits under the Employees' Provident Fund Scheme, 1952, as amended, a retirement benefit scheme under which an amount equal to 12% of the basic salary of an employee is contributed both by the employer and the employee in a government fund. For the years ending December 31, 2022, 2021, and 2020, the aggregate amount set aside or accrued by us to provide for pension or retirement benefits for all of our employees, which amount consists of the Provident Fund was $4.3 million, $4.0 million, and $2.6 million, respectively.

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

The following enterprise wide information relates to the Company's geographic locations:

	Year ended December 31,
	2022		2021		2020
	External Revenues	Long-lived assets	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$804,177	$661,633	$755,543	$693,709	$378,660	$698,936
United States	$154,341	$368,892	155,346	377,305	166,320	381,782
Australia	$32,287	$2,385	37,820	2,928	33,846	3,581
Europe	$15,956	$19,915	16,366	23,304	13,145	22,900
Latin America	$18,348	$12,833	12,901	12,696	14,801	13,723
Indonesia*	$7,159	$16	1,981	95	3,206	139
Canada*	$5,680	$5,999	5,333	5,886	4,383	6,930
New Zealand	$1,915	$227	2,007	367	1,804	513
United Arab Emirates*	$2,584	$53,625	1,982	54,254	3,335	54,789
Singapore*	$4,294	$29,849	3,875	17,260	3,969	19,336
Philippines*	$3,405	$600	1,784	1,824	2,140	661
Mauritius*	$—	$4,663	—	4,663	—	4,665
	$1,050,146	$1,160,637	$994,938	$1,194,291	$625,609	$1,207,955

*Includes India led businesses for which total revenue was $818.0 million, $762.3 million and $388.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 15. Related Party Transactions

As discussed in Note 16 "Investment in Joint Ventures", Vayam Technologies Ltd ("Vayam") is also a customer of Ebix Vayam Limited JV, and during the twelve months ending December 31, 2022 and 2021, Ebix Vayam Limited JV recognized $0.9 million and $0.8 million of revenue from Vayam, respectively. As of December 31, 2022 and 2021, Vayam had $11.6 million and $17.0 million, respectively, of accounts receivable with Ebix Vayam Limited JV.

Also, as discussed in Note 16 "Investment in Joint Ventures", in regards to EbixHealth JV it was concluded that the customer relationship with IHC, our joint venture partner, to be by its nature, a related party.

Note 16. Investment in Joint Ventures

Effective February 7, 2016, Ebix and Vayam Vayam formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of Ebix Vayam Limited JV into the Company's consolidated financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of Ebix Vayam Limited JV, and during the twelve months ending December 31, 2022 and 2021, Ebix Vayam Limited JV recognized $0.9 million and $0.8 million, respectively, of revenue from Vayam. As of December 31, 2022, Ebix Vayam Limited JV had $11.6 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.7 million. As of December 31, 2021, Ebix Vayam Limited JV had $17.0 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $7.0 million.

Effective September 1, 2015, Ebix and IHC formed a joint venture named EbixHealth JV. This joint venture was established to promote and market a best practices administration data exchange for health and pet insurance lines of business nationally. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest in the joint venture. IHC is also a customer of EbixHealth JV, and during the twelve months ending December 31, 2022 and 2021, EbixHealth JV recognized $1.2 million and $1.5 million, respectively, of revenue from IHC. As of December 31, 2022 and 2021, IHC had $0.1 million and $0.2 million, respectively, of accounts receivable with EbixHealth JV. Furthermore, as a related party, IHC also has been a customer of Ebix, and during the twelve months ending December 31, 2022 and 2021, the Company recognized $0.1 million and $0.1 million, respectively, of revenue from IHC. As of December 31, 2022 and 2021, Ebix had $44 thousand and $83 thousand, respectively, of outstanding accounts receivable from IHC. EbixHealth JV has a $1.8 million note due to IHC.

Note 17. Capitalized Software Development Costs

In accordance with ASC 985-20 “Software” and ASC 350-40 “Internal-Use Software”, the company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings, development of P&C underwriting insurance data exchange platform servicing the London markets; development of EbixCash’s SaaS based Asset Management and Collection platforms having global application; development of EbixCash’s single-sign on agent and customer portal, including mobile application, and content development work. During the year ended December 31, 2022 and 2021, the Company capitalized $6.5 million and $5.7 million, respectively, under the Intangible Assets, net heading in the Company's consolidated balance sheets. As of December 31, 2022 and 2021, a total of $15.3 million and $15.1 million, respectively, is carried as capitalized software development cost in the Company’s consolidated balance sheets.

Note 18: Amortization of Intangible Assets, Net

During the year ended December 31, 2022 and 2021, the Company recognized $9.6 million and $10.4 million, respectively, of amortization expense with regards to finite-lived intangible assets.

Note 19. Leases

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019, using a modified retrospective method and did not restate comparative periods. The Company elected to adopt the package of practical expedients; accordingly, the Company retained the lease classification and initial direct costs for any leases that existed prior to adoption and we did not revisit whether any existing or expired contracts contain leases. The Company has operating and finance leases for office space, retail, data centers and certain office equipment with expiration dates ranging through 2032, with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. As of December 31, 2022, the maturity of lease liabilities under Topic 842 are as follows:

Year	Operating Leases	Financing Leases	Total
	(In thousands)
2023	$3,877	$158	$4,035
2024	2,612	133	2,745
2025	1,994	19	2,013
2026	1,292	—	1,292
2027	590	—	590
Thereafter	1,069	—	1,069
Total	11,434	310	11,744
Less: present value discount*	(1,467)	(16)	(1,483)
Present value of lease liabilities	9,967	294	10,261

Less: current portion of lease liabilities	(3,354)	(147)	(3,501)
Total long-term lease liabilities	$6,612	$147	$6,759

* The discount rate used was the relevant incremental borrowing rate in each of the jurisdictions wherein the leased properties are located

The company's net assets recorded under operating and finance leases were $9.6 million as of December 31, 2022. The lease cost recognized in our consolidated statements of income in the category of general and administrative, is summarized as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Operating Lease Cost	$4,077	$4,860
Finance Lease Cost:
Amortization of Lease Assets	175	194
Interest on Lease liabilities	23	35
Finance Lease Cost	198	229
Sublease Income	(93)	(118)
Total Net Lease Cost	$4,182	$4,971

Other information about lease amounts recognized in our consolidated statement of income is summarized as follows:

December 31, 2022
Weighted Average Lease Term - Operating Leases	4.08 years
Weighted Average Lease Term - Finance Leases	2.02 years
Weighted Average Discount Rate - Operating Leases	8.05%
Weighted Average Discount Rate - Finance Leases	5.77%

Commitments for minimum rentals under non-cancellable leases, under the legacy guidance in ASC 840 as of December 31, 2022 were as follows:

Year	Operating Leases	Financing Leases
	(In thousands)
2023	$3,877	$158
2024	2,612	133
2025	1,994	19
2026	1,292	—
2027	590	—
Thereafter	1,069	—
Total	$11,434	$310
Less: sublease income	(93)
Net lease payments	$11,341
Less: amount representing interest		23
Present value of obligations under financing leases		$333
Less: current portion		(147)
Long-term obligations		$186

As of December 31, 2022, our lease liability of $10.3 million does not include certain arrangements, which are primarily airport leases that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $17.1 million as follows:

Year	Commitments
(In thousands)
2023	$12,593
2024	2,954
Thereafter	1,557
Total	$17,104
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the period ended December 31, 2022 and 2021 was

$18.6 million and $10.5 million, respectively. The year over year increase in this rent expense is a result the Company restarting more normal airport operations in India, including re-opening airport locations that were closed during the COVID-19 pandemic.

Note 20. Working Capital Facilities

The Company maintains working capital debt facilities with banks in India for working capital funding requirements to support our foreign exchange, travel and remittance businesses. We are required to extend short-term credits to franchisee networks (B2B) and corporate customers. Additionally, we are required to maintain minimum levels of foreign currency inventory across branches and airport operations.  Typically, these facilities carry interest rates 10.00% to 11.00% and are rupee denominated working capital lines and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

As of December 31, 2022 and 2021, the total of these working capital facilities was $3.4 million and $5.6 million, respectively, and is included in current liabilities in the Company's consolidated balance sheets.

Note 21. Concentrations of Credit Risk

Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations. Although the Company is directly affected by the financial condition of its customers and the loss of or a substantial reduction in orders or the ability to pay from the customer could have a material effect on the consolidated financial statements, management does not believe significant credit risks exist at December 31, 2022. The Company had no customer whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable.

Note 22. Subsequent Events

On February 21, 2023, the Company entered into Amendment No. 13 to its Credit Facility. Amendment No. 13 provided for, among other things, an extension of the maturity date from February 21, 2023 to May 23, 2023. The Company was required to make a $5 million prepayment of the Revolver on February, 21, 2023 and will be required to make an amortization payment on the Term Loan in the amount of $5 million on March 31, 2023. Any repayments under the Revolver will be accompanied by a corresponding reduction in the aggregate revolving commitments. Lastly, amendment No. 13 modified certain other provisions within the Credit Agreement and has resulted in an approximately 1% per annum interest rate increase beginning February 21, 2023.

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

The audit committee of the Company decided to retain KPMG for valuation work and Ernst & Young for tax advice, tax provisioning and SOX internal control evaluation work for the years 2021 and 2022.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2022. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

In making its assessment of the effectiveness of the Company controls over financial reporting, management used the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission, or 2013 COSO Internal

Control-Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2022.

K G Somani & Co LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2022. K G Somani & Co LLP has issued their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ebix, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Ebix, Inc. (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of the company for the years then ended, and the related notes to the consolidated financial statements and our report dated March 15, 2023 expressed an unqualified opinion.

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
For K G Somani & Co LLP
PCAOB Registration ID: - 3199
ICAI FRN: - 006591N/N500377

/s/ B R Somani

B R Somani
Partner
Membership No.: - 080153 (UDIN:- 23080153BGZUDY9268)

We have served the company's auditor since 2021.

New Delhi, India
March 15, 2023.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

ROBIN RAINA, 56, has been a director at Ebix since 2000 and Chairman of the Board at Ebix since May 2002. Mr. Raina joined Ebix in October 1997 as our Vice President-Professional Services and was promoted to Senior Vice President-Sales and Marketing in February 1998. Mr. Raina was promoted to Executive Vice President, Chief Operating Officer in December 1998. Mr. Raina was appointed President effective August 2, 1999, Chief Executive Officer effective September 23, 1999 and Chairman in May 2002. Mr. Raina holds an industrial engineering degree from Thapar University in Punjab, India.

Areas of Relevant Experience. Mr. Raina’s strategic direction for the Company and implementation of such direction has proven instrumental for the Company’s turnaround and growth.

HANS U. BENZ, 77, After receiving a master's degree at the “Swiss Harvard Business School” University of St. Gallen (HSG) in 1970, Hans Benz had a System- and Business-Engineer career for 40 years in many different positions. Mr. Benz joined Ebix as a director in 2005. From 2001 to 2005 Mr. Benz was President of the holding of the BISON GROUP, a Swiss corporation that develops and implements process-oriented business solution software in Europe. Prior to this position and from 1995 to 2001 he was President of a Swiss banking software development company belonging to the UBS Group. Previously Mr. Benz was with the private bank of Coutts & Co., Zürich as Senior Vice President and was also head of their global IT organization as a part of their larger worldwide NatWest IT organization.

Areas of Relevant Experience. Mr. Benz’s former business experience extends from wholesale and retail industry to the Swiss private insurance industry as founding partner in a national data center. He has extensive experience in the software ERP and finance sectors, international marketing, strategic planning, IT planning, executive compensation, and defining strategic vision.
PAVAN BHALLA, 60, has been a director of Ebix since June 2004. He is currently the Chief Financial Officer of Vialto Partners, a leader in the global mobility space comprising over 6,000 dedicated Immigration and Tax professionals supporting multinational corporations globally. Previously, Mr. Bhalla was a Partner with FCM LLC, a consulting firm that serves the largest private equity firms in the world, from March 2019 to January 2021. Prior to that, from May 2017 to March 2019, he was President of Alight Solutions, a global provider of HR outsourced solutions.  From September 2011 to April 2017, he was with Aon Corporation and held a number of positions including the CEO of their HR Outsourcing business. Prior to this role, he was the Executive Vice President, Chief Financial Officer and Treasurer of Harris Interactive Inc., a position he held since October 2010. Prior to that, Mr. Bhalla served as Vice President for Hewitt Associates, and had been in this role since August 2006. Before the roles at Hewitt Associates and Harris Interactive, Mr. Bhalla served as the Senior Vice President-Finance of MCI Inc., a global telecommunications company, and supervised the financial management of MCI’s domestic business units. Prior to joining MCI in August 2003, Mr. Bhalla spent more than seven years with BellSouth Corporation, a telecommunications company, serving in a variety of executive positions, including Chief Financial Officer of BellSouth Long Distance from 1999 to 2002 and Corporate Controller of BellSouth Cellular Corp. from 1997 to 1999. Mr. Bhalla holds a master’s degree in business administration from the University of Chicago’s Booth School of Business. He is also a registered Certified Public Accountant from Illinois.

Areas of Relevant Experience. Mr. Bhalla has extensive hands-on relevant experience in corporate finance and international business transactions. His extensive accounting and financial background qualifies him as an audit committee financial expert under applicable SEC and the Nasdaq Stock Market Marketplace Rules (the “Nasdaq Marketplace Rules”).

NEIL D. ECKERT, 60, has been a director of Ebix since 2005. Mr. Eckert is the founder and Chairman of Conduit Re, founded in November 2020 through the largest IPO start up in the history of the London Stock Exchange, raising over $1.05 billion. He also serves as the Executive Chairman of IncubEx, a company that specializes in the development of environmental commodity markets. He was also co-founder and Chief Executive Officer of Climate Exchange PLC until the sale of the company to Intercontinental Exchange in July 2010. Climate Exchange owned Chicago Climate exchange and European Climate exchange, which hosted over 90% of Global Carbon Emissions Trading Scheme volumes. Mr. Eckert was also previously the founding Chairman of Trading Emissions PLC, an AIM-listed company that invested in carbon emissions reduction permits. Mr. Eckert was a co-founder of Benfield Group in 1988 and served on its board of directors until 1999. He founded Brit Insurance in 1995 and served as Chief Executive Officer until 2005 and served as Non-Executive Director of Arthur J. Gallagher UK Ltd until 2015. Mr. Eckert was founder and Chairman of Aggregated Micropower PLC, an AIM-listed renewable energy developer until its sale in January 2020.

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

GEORGE W. HEBARD III, 49, has been a director of Ebix since March 2015. Mr. Hebard is the Managing Partner of Ziba Capital, a New York investment firm. He previously served as a Managing Director of Barington Capital Group, a New York investment firm, from January 2014 to June 2019. Mr. Hebard was previously Interim Principal Executive Officer and Interim Chief Operating Officer of Enzon Pharmaceuticals, Inc., a position he held as an employee from May 2012 to December 2013 and as a consultant from January 2014 to March 2016. From September 2011 to April 2012, Mr. Hebard was a Managing Director at Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. From January 2005 to September 2011, Mr. Hebard served as a Managing Director at Blue Harbour Group, an investment firm in Greenwich, Connecticut. Prior to Blue Harbour Group, Mr. Hebard served as a Managing Director at Ranger Partners from April 2002 to December 2003, and prior to Ranger Partners, Mr. Hebard was an Associate at Icahn Associates Corp. from August 1998 to April 2002. Mr. Hebard was also a director of Turning Point Brands, Inc. (NYSE: TPB) from May 2014 to September 2018 and a director of Enzon Pharmaceuticals, Inc. (NASDAQ: ENZN) from February 2012 to November 2013. He has an MBA from INSEAD and an A.B. in Economics from Princeton University.

Areas of Relevant Experience.  Mr. Hebard brings to the Board over twenty years of experience working in finance and investment management, including a strong record as a financially sophisticated investor with a broad understanding of the operational, financial and strategic issues facing public and private companies.

ROLF HERTER, 59, has been a director of Ebix since 2005. Mr. Herter is the managing partner of Streichenberg, Attorneys at Law in Zurich, Switzerland. Streichenberg is a mid-sized commercial law firm, and Mr. Herter has been managing partner since 2004. Mr. Herter’s practice consists, among others, of representation for information technology companies, both private and publicly held. He has served on the board of directors of several companies and is currently serving as a member of the board of directors of YSMA AG, Ostschweizerische Treuhandgesellschaft AG, Swiss Brand Partners AG, Maitres du Temps (Schweiz) AG, Ambu AG, FT Red Three AG, Global Sourcing Services AG, Alma Packaging AG, Alma Immobililien & Verwaltungs AG and Bank & Olufsen AG.

Areas of Relevant Experience. Mr. Herter has extensive experience in the legal sector with expertise in managing multiple companies in terms of investments, capital structure, organization restructuring and governance, and with an expertise in European affairs.

PRIYANKA KAUL, 45, has been a director of Ebix since May 2021. Ms. Kaul is the founder and CEO of Sundays Forever, an Indian luxury travel property company, which she started in 2021. She has held various leadership positions in her career, including CEO of Forbes India and Division President of Network 18 Group (CNBC TV 19 and CNN TV 18) from 2018 - 2020, and as Chief Marketing and Revenue Officer at one of India's leading media groups, NDTV, from 1998 to 2018. Ms. Kaul pioneered multiple award-winning environmental campaigns for brands such as Toyota, Aircel, Coca-Cola, Reckitt Benckiser and the Gates Foundation, among others.

Areas of Relevant Experience. Ms. Kaul has extensive experience as a CEO, sales and marketing executive, and corporate strategist within the travel and media industries.

HANS UELI KELLER, 70, has been a director of Ebix since 2004. Mr. Keller has spent over 20 years with Zurich-based Credit Suisse, a global financial services company, serving as Executive Board Member from 1997 to 2000, head of retail banking from 1993 to 1995, and head of marketing from 1985 to 1992. He serves as chairman of the board of Helvetica Property Investors AG, Zurich, a real estate fund and asset management company.

Areas of Relevant Experience. Mr. Keller has extensive executive experience in sales and marketing, corporate finance, strategic planning, executive compensation, and international distribution.

Executive Officers

We have five executive officers:  Robin Raina, Steve Hamil, Graham Prior, Leon d’Apice and James Senge, Sr. Information as to Mr. Raina is provided above.

STEVE HAMIL, 54, joined the Company in April 2020 to serve as the Company’s Corporate Executive Vice President and the Company’s Global Chief Financial Officer. Prior to joining the Company and since 2013, Mr. Hamil served at Regions Financial Corporation as a Senior Vice President and Managing Director in the technology, media and communications and defense and governments services banking group. Prior to this position he served as Senior Vice President and Senior Client Manager at BBVA USA and its predecessor company, Compass Bancshares Inc., from 2010 to 2013. From 2000 to 2009, Mr. Hamil held multiple positions at Wachovia Capital Markets, LLC, the latest being a Director within the Loan Syndications/Leverage Finance group. Earlier in his career, Mr. Hamil was the Senior Vice President of Finance and Chief Accounting Officer at Movie Gallery, Inc., and held positions at Bank of America Corporation and Ernst & Young Global Limited. Mr. Hamil is a certified public accountant (inactive — State of Alabama) and holds both a B.S. in Business Administration (Accounting) from the University of Alabama (summa cum laude) and a Masters of Business Administration from Duke University’s Fuqua School of Business.

GRAHAM PRIOR, 66, was made an executive officer of the Company in 2012. Mr. Prior retired in 2021, but returned to the Company as Corporate Executive Vice President - International Business & Intellectual Property in the first quarter of 2022. Mr. Prior is a Chartered Accountant and holds a Bachelor of Commerce and Administration degree. He has worked in the insurance software industry since 1987. Mr. Prior joined the Company in 1996 when the company he co-founded and for which he was a Director was acquired by Ebix. Since joining Ebix Mr. Prior has been responsible for establishing and managing Ebix's presence in the international insurance technology markets Ebix serves, primarily Australia, New Zealand, Singapore, Europe, Africa and Asia. Historically, Mr. Prior has been integral to and provided senior leadership for the Company's global software development initiatives.

LEON d’APICE, 67, was made an executive officer of the Company in 2012. He serves as the Company’s Corporate Executive Vice President and Managing Director -  Ebix Australia Group. Mr. d’Apice, has been employed with Ebix since 1996 when the Company acquired Complete Broking Systems Ltd for which Mr. d’Apice was also a part owner. Mr. d’Apice has been in the information technology field since 1977 and is currently responsible for all of the operations of Ebix’s Australia business units.

JAMES SENGE, SR., 62, was made an executive officer of the Company in 2012. He serves as the Company’s Senior Vice President EbixHealth. Mr. Senge has been employed with Ebix since 2008 when the Company acquired Acclamation Systems, Inc. (“Acclamation”). Mr. Senge had been employed by Acclamation since 1979. During his over 33 years with Acclamation/Ebix Mr. Senge has been involved with all facets of the EbixHealth division, including being responsible for the strategic direction and day to day operations of the divisions. Mr. Senge’s focus is on expanding the Company’s reach into the on-demand, end to end technology solutions for the health insurance and healthcare markets. Mr. Senge works from Ebix’s Pittsburgh, Pennsylvania office.
Corporate Governance
The following table lists our three board committees, the directors who served on them as of the end of 2022 and the number of committee meetings held in 2022.

Name	Audit	Compensation	Corporate Governance and Nominating	Strategic Investment
Mr. Bhalla	C		M	C
Mr. Benz	M	M
Mr. Eckert		M	C	M
Mr. Herter			M	M
Mr. Keller	M	C		M
Mr. Raina
Mr. Hebard
Ms. Priyanka Kaul
2022 Meetings	5	7	2	5

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

It is the Company's policy that directors should attend each meeting of the Board of Directors and each meeting of the committees on which they serve. During 2022, the Company's full Board of Directors met eight times, all of the meetings being conducted over telephonic conference calls. Each member of the Board of Directors attended all of the regular meetings of the Board and the Board committees on which the director served and for which they were eligible to participate. In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the Chairman and Chief Executive Officer and sometimes with other pertinent members of management regarding matters of interest and concern to the Company.

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

The Audit Committee exercises oversight responsibility regarding the quality and integrity of our auditing and financial reporting practices. In discharging this responsibility, the Audit Committee, among other things, holds the authority to approve or remove the independent registered public accounting firm and to pre-approve the audit and any non-audit service to be provided by the auditors and reviews the results and scope of the annual audit performed by the auditors. The Audit Committee has three members, who currently are Messrs. Bhalla (Chairman), Benz and Keller. After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, our Board has determined that: (1) all current members of the Audit Committee are “independent” as that concept is defined in Section 10A of the Securities Exchange Act of 1934, (2) all current members of the Audit Committee are “independent” as that concept is defined in the Nasdaq listing standards, (3) all current members of the Audit Committee are financially literate, and (4) Mr. Bhalla qualifies as an “audit committee financial expert” as defined under SEC rules promulgated under the Sarbanes-Oxley Act of 2002. The Audit Committee met five times during 2022. The Audit Committee exercises its authority pursuant to a written charter that was adopted in October 2004.

Strategic Investment Committee

On January 11, 2022 the Board of Directors formed the Strategic Investment Committee in order to assist it in evaluating strategic opportunities and financing and capital raising alternatives available to the Company. There are presently four members of the Strategic Investment Committee, Messrs. Bhalla (Chairman), Eckert, Herter, and Keller, each of whom is independent as that concept is defined by the Securities and Exchange Act of 1934 and the Nasdaq listing standards and discussed further above. The Strategic Investment Committee exercises its authority pursuant to a written charter that was adopted by the Board of Directors in November 2022 and amended in February 2023. The Strategic Investment Committee met five times during 2022.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company or representations by certain executive officers and directors that no such reports were required for them, the Company believes that during 2022 all of the Company's directors, officers and more than ten-percent beneficial owners filed all such reports on a timely basis, except Mr. Hamil filed a Form 4 on March 14, 2023 covering eleven separate tax withholding adjustments on vesting restriced stock for which seven Form 4s were due in 2022, on dates January 13, 2022, April 14, 2022, May 23, 2022, July 14, 2022, August 23, 2022, October 13, 2022, and November 22, 2022, respectively.

Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Objectives and Goals

The objectives of the Compensation Committee have been to adopt a compensation approach that is simple, internally equitable, and externally competitive, and that attracts, motivates, and retains qualified people capable of contributing to the growth, success and profitability of the Company, thereby contributing to long-term stockholder value.

Simplicity. The Compensation Committee believes that a compensation package with three major elements of compensation is the simplest approach, consistent with the Company’s goals. The Company generally does not utilize special personal perquisites, such as private jets, payment of country club dues, Company-furnished motor vehicles, permanent lodging, or defrayment of the cost of personal entertainment.

Internal Equity. Internal equity has generally been evaluated based on an assessment of the relative contributions of the members of the management team. In 2022, the Compensation Committee did not undertake any formal audit or similar analysis of compensation equity with respect to either the CEO relative to the other members of the management team or with respect to the management team relative to the Company’s employees generally. However, the Compensation Committee believes that the relative difference between CEO compensation and the compensation of the Company’s other executives is consistent with such differences found in the Company’s insurance services peer group and the market for executive-level personnel for public companies of similar size.

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

On April 10, 2019, the Company’s Board of Directors, upon recommendation from the Compensation Committee, announced that Mr. Raina's salary for 2019 and going forward is to be paid in shares of common stock of the Company. As a result, on January 2, 2020 the Company granted Mr. Raina 107,655 shares of restricted common stock, which represented his annual salary of $3,600,000 divided by $33.44, the closing price of the Company’s common stock on January 2, 2020. No cash salary was paid to Mr. Raina in 2020 and no cash or grant of restricted common stock for base salary was made to Mr. Raina in 2021.

On October 3, 2022, Mr. Raina accepted the offer of the Compensation Committee to receive compensation of $3.6 million in cash, intended to be paid in 2022. $1.2 million of the $3.6 million approved by the Compensation Committee was counted as base salary for Mr. Raina, and $2.4 million of the $3.6 million approved compensation amount was provided as part of a retention bonus arrangement for a defined three-year period. Mr. Rainan received the entire $1.2 million agreed upon salary component during 2022. Prior to October 3, 2022, he had not received any annual salary amount in either cash or restricted stock for 2022.

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

As referenced above, on October 3, 2022, Mr. Raina accepted the offer of the Compensation Committee to receive cash compensation of $3.6 million, intended to be paid in 2022. $2.4 million of the $3.6 million compensation package for Mr. Raina was provided as part of a retention bonus arrangement for a defined three-year period. Mr. Raina received $1.8 million of the $2.4 million retention bonus during 2022 with the remaining $0.6 million to be paid during the first quarter of 2023. If Mr. Raina voluntarily resigns from his position he must immediately return any unearned amounts remaining under the three-year term. If Mr. Raina is terminated for any reason, all unearned remaining amounts will automatically become earned and vested.

Long-Term Incentives:

While salary and short-term incentives are primarily designed to compensate current and past performance, the primary goal of the long-term incentives, such as stock options and restricted stock awards, is to link executive officer compensation with the long-term interests of the stockholders.

On July 20, 2020, the Compensation Committee, in consultation with the entire Board, granted 200,000 shares of restricted stock to Mr. Raina under the 2010 Plan as incentive compensation to recognize Mr. Raina's leadership in guiding the Company, especially related to the actions taken in connection with COVID-19. The shares vest over a three-year period. The first one-third of these awards vested on July 20, 2021 and the remaining two-thirds vest in quarterly installments over the next eight quarters.

Steve Hamil was awarded the following restricted stock grants by the Compensation Committee: (i) a grant of 30,432 shares of Company common stock on April 13, 2020; and (ii) a grant of 5,527 shares of Company common stock on May 19, 2021.

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

Compensation Committee Conclusion

Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the Company’s CEO and other executive officers with those of stockholders. The Compensation Committee believes that Ebix’s 2022 compensation program met these objectives. Likewise, based on our review, the Compensation Committee finds the total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) to the Company’s CEO and other named executive officers in the aggregate to be reasonable and not excessive.

Amended SAR Agreement

On April 10, 2018, the Company entered into a Stock Appreciation Right Award Agreement with Robin Raina, the Company’s Chairman, President and Chief Executive Officer, which was amended effective May 7, 2019.

Upon the effective date of the original SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). Upon an Acquisition Event, as defined in the Amended SAR Agreements, each of the SARs entitled Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with the Acquisition Event over the base price of $7.95 per share. Although the SARs were not granted under the Company’s 2010 Stock Incentive Plan (the “Plan”), the Amended SAR Agreement incorporated certain provisions of the Plan, including the provisions requiring equitable adjustment of the number of SARs and the base price in connection with certain corporate events (including stock splits). Under the terms of the Amended SAR Agreement, Mr. Raina will be entitled to receive full payment with respect to the SARs if either he (i) were employed by the Company on the closing date of an Acquisition Event or (ii) had been involuntarily terminated by the Company without cause (as defined in the Amended SAR Agreement) within the 180-day period immediately preceding an Acquisition Event. All of the SARs will be forfeited if Mr. Raina’s employment is terminated for any other reason prior to the closing date of an Acquisition Event. The Amended SAR agreement further provides that if an Acquisition Event occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause (as defined in the Amended SAR Agreement), 1,000,000 SARs will be deemed accrued and will be eligible to vest on the closing date of the Acquisition Event, which number will be increased by 750,000 SARs beginning on the first anniversary of the effective date of the Amended SAR Agreement and each anniversary thereafter (subject in each case to Mr. Raina’s continued employment on each anniversary date), until 100% of the SARs (including any Shortfall Grants) have accrued and are eligible to vest on the closing date of an Acquisition Event that occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause; provided, however, that, (i) no additional SARs will accrue following the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, (ii) any accrued SARs will be forfeited if an Acquisition Event does not occur prior to the tenth anniversary of the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause, and (iii) all of the SARs will be forfeited if Mr. Raina’s employment terminates for any other reason prior to the closing date of an Acquisition Event. As of December 31, 2022, 4,000,000 SARs have accrued and are eligible to vest on the closing date of an Acquisition Event that occurs more than 180 days after, but not later than the tenth anniversary of, the date that Mr. Raina’s employment is involuntarily terminated by the Company without Cause.

In addition, while Mr. Raina is employed by the Company and prior to an Acquisition Event, the Amended SAR Agreement provides that the Company’s Board would determine annually whether a “shortfall” (as described below) exists as of the end of the immediately preceding fiscal year. In the event the Board determined that a shortfall existed, Mr. Raina will be granted additional SARs (or, in the Board’s sole discretion, additional restricted shares or restricted stock units (each a “Share Grant”)) in an amount sufficient to eliminate such shortfall (each a “Shortfall Grant”). Under the terms of the Amended SAR Agreement, a shortfall exists if the number of Mr. Raina’s Shares is less than 20% of the total of (a) the number of SARs, plus (b) the number of outstanding shares reported by the Company in its audited consolidated financial statements as of the end of the immediately preceding fiscal year, minus (c) the number of shares paid, awarded or otherwise received by Mr. Raina from the Company as compensation after April 10, 2018, including any shares received as a result of Mr. Raina exercising stock options granted after April 10, 2018 or the grant or vesting of restricted stock or settlement of RSUs granted to Mr. Raina after April 10, 2018, but excluding any shares received as a result of the grant, vesting or settlement of any Share Grants. Under the terms of the Amended SAR Agreement, if the Board elects to make a Shortfall Grant in respect of such shortfall, such SARs would have been subject to the same terms and conditions as the SARs initially granted under the Amended SAR Agreement. If the Board elects to make a Share Grant in respect of such shortfall, such restricted shares or restricted stock units will have such terms and conditions as determined by the Board, but generally will follow the terms of the restricted shares or restricted stock units granted to other executives of the Company at or about the time of such Share Grant, but no Share Grant would have vested more rapidly than one-third of such Share Grant prior to the first anniversary of the grant date, with the remainder vesting in eight equal quarterly installments following the first anniversary of the grant date. As of December 31, 2022 no additional SARs have been made to Mr. Raina as no "shortfall" condition existed or has existed since the since the SAR Agreement was put in place.

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

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee currently consists of Mr. Keller, Mr. Benz and Mr. Eckert, with Mr. Keller serving as chairman. None of the members of the Compensation Committee have ever been officers or employees of the Company. No interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company.

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
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total
Robin Raina, President,	2022	$1,200,000	2,400,000	(2)	—	—	—	11,452	(4)	$3,611,452
Chief Executive Officer	2021	$—	3,600,000	(3)	—	—	—	4,350	(4)	$3,604,350
and Chairman of the Board	2020	$—			7,960,000	—				$7,960,000
Steve Hamil,	2022	$325,000	150,000		—	—	—	2,325	(5)	$477,325
Corporate Executive Vice President	2021	$325,000	150,000		150,000	—	—	2,100	(5)	$627,100
and Global Chief Financial Officer	2020	$231,250	—		500,000	—	—	2,438	(5)	$733,688
Graham Prior,	2022	$147,955	—		—	—	—	—	(6)	$147,955
Corporate Senior	2021	$80,783	—		—	—	—	—	(6)	$80,783
Vice President	2020	$161,964	—		—	—	—	—	(6)	$161,964
Leon d'Apice,	2022	$208,548	—		—	—	—	21,898	(7)	$230,446
Managing Director-	2021	$217,880	—		—	—	—	16,259	(7)	$234,139
Ebix Australia Group	2020	$207,197	—		—	—	—	17,715	(7)	$224,912
James Senge, Sr.,	2022	$225,000	—		—	—	—	3,375	(8)	$228,375
Senior Vice President	2021	$225,000	—		—	—	—	3,375	(8)	$228,375
EbixHealth	2020	$225,000	—		—	—	—	2,337	(8)	$227,337

Footnotes
(1)	These amounts reflect the aggregate grant date fair value computed in accordance with accounting guidance related to stock compensation, based on the stock price on the date of grant.
(2)	On October 3, 2022, Mr. Raina accepted the offer of the Compensation Committee to receive compensation of $3,600,000 in cash, intended to be paid in 2022. $1,200,000 of this amount was counted as base salary for Mr. Raina, all of which was paid to him on October 6, 2022 as part of a $1,800,000 partial payment on that date. As of January 1, 2022, Mr. Raina was still owed $600,000 in compensation for 2022 which the Company intends to pay in the first quarter of 2023. If Mr. Raina resigns during the three-year period covered by the retention bonus, then he will be required to repay any unearned portion of the bonus previously paid.
(3)	2021 bonus of $3,600,000 was paid in cash as a retention bonus with a three-year tenure. If Mr. Raina resigns during the three-year period ending October 20, 2024 he will be required to repay any unearned portion of the bonus paid based on the remaining period of the three-year tenure of the retention bonus.
(4)	In 2022, the amount includes $11,452 for expenses incurred by the Company relating to a personal matter involving Mr. Raina. In 2021, the amount includes a Company matching contribution to a 401(k)/Retirement Plan of $4,350.
(5)	Mr. Hamil's base salary is $325,000. Mr. Hamil started at Ebix on April 13, 2020, and his salary shown for 2020 is prorated. In 2022, 2021 and 2020, the amount includes a Company matching contribution to a 401(k)/Retirement Plan of $2,325, $2,100 and $2,438, respectively.
(6)	Mr. Prior was compensated in Singapore Dollars. For 2022, all sums were derived by using the exchange rate as of December 31, 2022 of 0.7461. For 2021, all sums were derived by using the exchange rate as of December 31, 2021 of 0.7411. For 2020, all sums were derived by using the exchange rate as of December 31, 2020 of 0.74295. Mr Prior retired from Ebix June 30, 2021 and the amount shown for 2021 is prorated. He returned to the Company in the first quarter of 2022.
(7)	Mr. d’Apice was compensated in Australian Dollars. For 2022, all sums were derived by using the exchange rate as of December 31, 2022 of 0.6820. For 2021, all sums were derived by using the exchange rate as of December 31, 2021 of 0.7263. For 2020, all sums were derived by using the exchange rate as of December 31, 2020 of 0.6907. His compensation includes a Company matching contribution to a 401(k)/Retirement Plan.
(8)	Mr. Senge's base salary is $225,000, his compensation includes a Company matching contribution to a 401(k)/Retirement Plan.

Grants of Plan-Based Awards for 2022

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Robin Raina		—	—	—	—	—	—	$—
Steve Hamil		—	—	—	—	—	—	$—
Graham Prior		—	—	—	—	—	—	$—
Leon d' Apice		—	—	—	—	—	—	$—
James Senge, Sr		—	—	—	—	—	—	$—

Outstanding Equity Awards at 2022 Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	(#)	($)	Date	(#)		($)	(#)	($)
Robin Raina	—	—	—	—	—	58,971	(1)	$1,177,061	—	$—
Steve Hamil	—	—	—	—	—	7,836	(2)	$156,407	—	$—
Graham Prior	—	—	—	—	—	—		$—	—	$—
Leon d'Apice	—	—	—	—	—	—		$—	—	$—
James Senge, Sr.	—	—	—	—	—	—		$—	—	$—

(1)
Robin Raina has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 107,655 shares of Company common stock on January 2, 2020 of which 8,971 shares were unvested as of December 31, 2022; and (ii) a grant of 200,000 shares of Company common stock on July 30, 2020, of which 50,000 shares were unvested as of December 31, 2022.

(2)
Steven Hamil has been awarded restricted stock grants by the Compensation Committee: (i) a grant of 30,432 shares of Company common stock on April 13, 2020 of which 5,072 shares were unvested as of December 31, 2022; (ii) a grant of 5,527 shares of Company common stock on May 19, 2021 of which 2,764 shares were unvested as of December 31, 2022.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on	Number of Shares Vested	Value Realized on
Name	on Exercise	Exercise		Vesting
(a)	(#)	($) (1)	(#)	($) (2)
Robin Raina	—	$—	110,192	$2,852,799
Steve Hamil	—	$—	12,908	$330,989
Graham Prior	—	$—	—	$—
Leon d'Apice	—	$—	—	$—
James Senge	—	$—	—	$—

(1)	Reflects the excess of the fair market value of the shares at the time of exercise over the exercise price of the options.
(2)	Reflects the fair market value of the shares on the vesting date.

Pension Benefits and Nonqualified Deferred Compensation
The Company does not sponsor or maintain any tax-qualified defined benefit plans, supplemental executive retirement plans or nonqualified deferred compensation plans.

Potential Payments for Mr. Raina Upon a Change of Control

Below is the description of severance payments that Mr. Raina would have received under the Amended SAR Agreement had certain events occurred in 2022.  As mentioned previously, no member of senior management other than Mr. Raina has an employment or severance agreement. Except as described below for Mr. Raina, upon a termination or change of control, each of the executive officers will receive only the unpaid portion of their salary and benefits through the date of termination. No severance payments, acceleration of equity vesting, or other special payments will be due to such executive officers, regardless of the circumstances of the termination.

Pursuant to the Amended SAR Agreement, Mr. Raina received 5,953,975 stock appreciation rights with respect to the Company’s common shares (the “SARs”). The Amended SAR Agreement provides SARs to Mr. Raina in the event of the following: (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than 50% of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company; or (iv) the acquisition or dissolution of the Company (each, an “Acquisition Event”). Upon an Acquisition Event, each of the SARs entitles Mr. Raina to receive a cash payment from the Company equal to the excess, if any, of the net proceeds per share received in connection with an Acquisition Event over the base price of $7.95. Mr. Raina will only be entitled to receive a payment with respect to the SARs if he is employed by the Company at the time of an Acquisition Event or was terminated by the Company without cause within the 180-day period immediately preceding an Acquisition Event.

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

No Shortfall Grant was made for 2022. As a result, in the event that an Acquisition Event had occurred on December 31, 2022, and assuming that the Company received Net Proceeds of $19.96 per share (the closing price of the Company’s common stock on December 31, 2022), Mr. Raina would have received a $71.5 million payment upon the Acquisition Event.

Pay Ratio Disclosure

On August 5, 2015, the SEC adopted new rules implementing the pay ratio disclosure requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). These rules require reporting companies to disclose the ratio of the annual compensation of the company's median employee to the annual compensation of its principal executive officer.

The 2022 annual total compensation of our CEO Mr. Raina was $3.6 million, which includes the total value of base salary and retention bonus granted 2022. The 2022 annual total compensation of our median compensated employee for all

India and India lead locations was $3,829, and the ratio of those amounts is 940 to 1. The 2022 annual total compensation of our median compensated U.S. employee was $75,000 and the ratio of those amounts is 48 to 1. The 2022 annual total compensation of our median compensated employee for all international locations, excluding India and India lead businesses, was $23,983.19, and the ratio of those amounts is 150 to 1. The 2022 annual total compensation of our median compensated employee for all U.S. and international locations, excluding India and India lead businesses, was $45,243 and the ratio of those amounts is 80 to 1. For purposes of identifying the median compensated employee, we took into account salary, bonus, and fair market value of the restricted stock grants on the grant date during the year for all our employees as of December 31, 2022. We annualized this compensation for employees who did not work the entire year, except for employees designated as seasonal or temporary.

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

Director Compensation

On January 20, 2023, the Board granted the seven non-employee directors options to purchase 6,000 shares of common stock of which one-fourth will vest on January 20, 2024, and the remaining options will vest ratably each quarter in the years 2024, 2025 and 2026. On December 1, 2021, the Board granted the seven non-employee directors options to purchase 6,000 shares of common stock, of which one-fourth will vest on December 1, 2022, and the remaining options will vest ratably each quarter in the years 2023, 2024 and 2025. On December 17, 2020, the Board granted the six non-employee directors options to purchase 6,000 shares of common stock of which one-fourth will vest on December 17, 2021, and the remaining options will vest ratably each quarter in the years 2022, 2023 and 2024. In addition, each non-employee director received an annual cash retainer of $25,000 during 2022. Mr. Keller received an additional cash retainer of $16,000 for serving as the Compensation Committee Chairman and $8,000 for serving on the Audit Committee. Mr. Benz received an additional cash retainer of $8,000 for serving on the Audit Committee and $8,000 for serving on the Compensation Committee. Mr. Bhalla received an additional cash retainer of $32,000 for serving as the Audit Committee Chairman and $8,000 for serving on the Audit Committee.

2022 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards ($) (1)	Total ($)
Pavan Bhalla	$65,000	$—	$65,000
Hans Ueli Keller	49,000	—	49,000
Hans U. Benz	41,000	—	41,000
Neil D. Eckert	33,000	—	33,000
Rolf Herter	25,000	—	25,000
George Hebard, III	25,000	—	25,000
Priyanka Kaul	25,000	—	25,000

(1)Each independent non-employee director is typically granted 6,000 options to purchase Company common stock in every December. The grant that would typically be made in December 2022 was instead made in January 2023 and is not reflected in the table.
The following table lists below the aggregate number of outstanding options held by each director as of December 31, 2022:

Aggregate Stock Option
Awards at Year End
Pavan Bhalla	30,000
Hans Ueli Keller	30,000
Hans U. Benz	30,000
Neil D. Eckert	30,000
Rolf Herter	30,000
George Hebard, III	24,000
Priyanka Kaul	6,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2022, we maintained the 2010 Ebix Equity Incentive Plan and the 2020 Ebix Equity as approved by our stockholders. The table below provides information as of December 31, 2022 related to these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity
Plan Category	Warrants and Rights		Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Security Holders:
-2010 Stock Incentive Plan	141,000		$44.60	—
-2020 Stock Incentive Plan	78,000		14.03	4,915,216
Equity Compensation Plans Not Approved by Security Holders	5,953,975	(1)	N/A	N/A
Total	6,172,975		$42.38	4,915,216
(1) These are the SARs granted to Mr. Raina under the Amended SAR Agreement

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Current Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class (2)
Robin Raina(3)	4,309,204	13.9%
Neil D. Eckert(4)	121,237	*
Rolf Herter(5)	98,646	*
Leon d’Apice(6)	89,978	*
Hans Ueli Keller(7)	47,771	*
Hans U. Benz(8)	28,252	*
Pavan Bhalla(9)	102,716	*
James S. Senge, Sr.(10)	12,221	*
Priyanka Kaul(11)	2,250	*
George Hebard(12)	58,250	*
Steven M. Hamil(13)	23,854	*
Graham Prior		*
Directors and executive officers as a group (11 persons)(14)	4,894,379	15.8%

Other Beneficial Holders
Blackrock Inc. (15)	4,041,009	13.1%
The Vanguard Group (16)	3,035,561	9.8%
Steven D. Lebowitz(17)	1,889,166	6.1%

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

(2) In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days held by such individual or group, but are not deemed outstanding by any other person or group. Percentage is based on 30,902,615 shares of our common stock outstanding as of March 6, 2023,

(3) Mr. Raina’s ownership includes: (a) 58,971 shares of restricted stock and (b) 217,064 shares held as trustee for the Robin Raina Foundation, a 501(c) charity organization, which were donated by Robin Raina from vested restricted stock grants previously issued to Mr. Raina by the Company and to which Mr. Raina disclaims any beneficial ownership, (c) 1,000,000 shares transferred to Ms. Romica Raina under a divorce decree in August 2022 by Mr. Raina and for which Mr. Raina continues to retain voting rights so long as such shares are owned by Ms. Raina. The Federal Tax ID Number for the Robin Raina Foundation is 51-0497387. The address of Mr. Raina is 1 Ebix Way, Johns Creek, Georgia 30097. The Federal Tax ID Number for the foundation is 51-0497387. The address of Mr. Raina is 1 Ebix Way, Johns Creek, Georgia 30097. Mr. Raina presently has 1,766,988 shares of Company common stock pledged as security for a loan.

(4) Mr. Eckert’s ownership includes options to purchase 23,250 shares of our common stock which are exercisable as of March 6, 2023, or that will become exercisable within 60 days after that date. The address of Mr. Eckert is 62 Bishopsgate Lime Street, London EC2N 4AW, UK.

(5) Mr. Herter’s ownership includes options to purchase 23,250 shares of our common stock which are exercisable as of March 6, 2023, or that will become exercisable within 60 days after that date. The address of Mr. Herter is Carl Spitteler Str. 31 8053 Zürich, Switzerland.

(6) The address of Mr. d’Apice is 197 Foreshore Dr. Corlette NSW 2315, Australia.
(7) Mr. Keller’s ownership includes options to purchase 23,250 shares of our common stock which are exercisable as of March 6, 2023, or that will become exercisable within 60 days after that date. The address of Mr. Keller is Oberkreuzbuche 2 6315 Oberägeri, Switzerland.

(8) Mr. Benz’s ownership includes options to purchase 23,250 shares of our common stock which are exercisable as of March 6, 2023, or that will become exercisable within 60 days after that date. The address of Mr. Benz is Seehofstrasse 13 6314 Zug, Switzerland.

(9) Mr. Bhalla’s ownership includes options to purchase 23,250 shares of our common stock which are exercisable as of March 6, 2023, or that will become exercisable within 60 days after that date. The address of Mr. Bhalla is 4415 Bancroft Valley, Johns Creek, Georgia 30022.

(10) The address of Mr. Senge is 1629 Seegar Road, Pittsburgh, Pennsylvania 15241.
(11) Ms. Kaul’s ownership includes options to purchase 2,250 shares of our common stock which are exercisable as of March 6, 2023, or that will become exercisable within 60 days after that date. The address of Ms. Kaul is EG-1/2, Garden Estate, Near Guru Drona Metro Station, Gurugram, Haryana, India.

(12) Mr. Hebard’s ownership includes options to purchase 17,250 shares of our common stock which are exercisable as of March 6, 2023, or that will become exercisable within 60 days after that date. The address of Mr. Hebard is 56 East 87th St, Apt 5DC, New York, New York 10128. This beneficial ownership amount also includes 41,000 shares stock pledged in a margin account.

(13) Includes 23,854 shares of restricted stock. The address of Mr. Hamil is 1 Ebix Way, Johns Creek, Georgia 30097.
(14) Includes options to purchase 119,625 shares of our common stock which are exercisable as of March 6, 2023, or that will become exercisable within 60 days after that date.
(15) Based on information set forth on a Schedule 13G/A filed by Blackrock Inc. (“Blackrock”) with the SEC on January 26, 2023. The Schedule 13G/A reports that Blackrock has: (a) sole voting power with respect to 3,990,525 of the shares and (b) sole dispositive power with respect to 4,041,009 of the shares. The address of Blackrock is 55 East 52nd Street, New York, New York 10055.

(16) Based on information set forth on a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) with the SEC on February 9, 2023. The Schedule 13G/A reports that Vanguard has: (a) shared voting power with respect to 30,455 of the shares; (b) sole dispositive power with respect to 2,984,668 of the shares; and (c) shared dispositive power with respect to 50,893 of the shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(17) Based on information set forth on a joint Schedule 13G/A filed by Steven D. Lebowitz (“Mr. Lebowitz”), Andrew Lebowitz, Deborah P. Lebowitz, Ashley Lebowitz, Lauren Lebowitz Salem, The Lebowitz Family Stock, LLC, Robert Lebowitz, Leonard S. Pearlstein, Kathryn Lebowitz Silverberg, Susan Pearlstein, and Debra Paul with the SEC on February 9, 2023. The Schedule 13G/A reports that Mr. Lebowitz has: (a) sole voting power with respect to 66,000 of shares held by The Lebowitz Family Stock, LLC of which Mr. Lebowitz is the sole manager; (b) shared voting power with respect to 1,750,966 shares held by (i) Deborah P. Lebowitz, (ii) The Steven & Deborah Lebowitz Foundation, a trust over which Mr. Lebowitz serves as a co-trustee and (iii) the Lebowitz Family Trust – 1986, dated October 7, 1986, as amended, a trust over which Mr. Lebowitz serves as a co-trustee; (c) sole dispositive power with respect to 66,000 of the shares held by The Lebowitz Family Stock, LLC; and (d) shared dispositive power with respect to 1,823,166 of the shares held by (i) Deborah P. Lebowitz, (ii) The Steven & Deborah Lebowitz Foundation, (iii) the Lebowitz Family Trust – 1986, dated October 7, 1986, as amended, (iv) Lauren Lebowitz Salem, (v) Robert Lebowitz, (vi) Kathryn Lebowitz Silverberg, (vii) the A&A Lebowitz Trust, (viii) Leonard S. Pearlstein, (ix) The Leonard and Susan Pearlstein Community Property Trust, dated September 1, 1983, and (x) and Debra Paul. The address of Steven D. Lebowitz is 1333 Second Street, Suite 650, Santa Monica, CA 90410.

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
Rahul Raina is the Company’s Corporate Vice President Sales Ebix RCS & A.D.A.M. International Business Development and the brother of Robin Raina, our Chairman of the Board, President, and Chief Executive Officer. During each of 2022 and 2021 he was paid a salary of $150,000, respectively, and received zero cash bonus. He received no share-based compensation awards in either 2022 or 2021.
During the year ended December 31, 2022 and 2021, Ebix did not donate to the Robin Raina Foundation, a non-profit 501(c) charity in support of the cause of building and providing homes for the severely underprivileged in India.

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

The Board has determined that, as of January 1, 2022, the following seven of the Company’s directors are independent under the Nasdaq Marketplace Rules: Messrs. Benz, Bhalla, Eckert, Hebard, Herter, and Keller, as well as Ms. Kaul. Mr. Raina, as a management director, participates in the Board’s activities and provides valuable insight and advice.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Independent Registered Public Accounting Firm

    The following tables presents agreed fees billed for professional services rendered for the audit of our annual financial statements for 2022 and 2021:

Services Rendered by K G Somani & Co LLP	2022	2021
Audit Fees (1)	$650,000	$682,500
Audit Related Fees (2)	$—	$—
Tax Compliance Service Fees	$—	$—
All Other Fees (3)	$—	$—

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

Audit and Non-Audit Service Pre-Approval Policy

Consistent with SEC policies regarding auditor independence, our Audit Committee has the responsibility to appoint, set compensation and oversee the work of our independent auditor. In recognition of this responsibility, the Audit Committee has established a policy that requires it to pre-approve all audit and permitted non-audit services performed by our independent registered public accounting firm. Pre-approval is generally detailed as to the particular service or category of services and is subject to a specified budget. Management is required to seek pre-approval of services that will exceed the budget or for services that are not detailed in an existing pre-approval. The Chair of the Audit Committee has been delegated the authority to pre-approve certain services between regularly scheduled meetings, with ratification by the Audit Committee at the next regularly scheduled meeting. Management reports quarterly to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approvals and the fees for the services performed to date. All services performed by K G Somani & Co LLP related to fiscal years 2021 and 2022 were approved in accordance with this policy.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
    (a) 1. Financial Statements
    The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 3199).
•Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.
•Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.
•Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule is filed herewith:
•Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.
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

10.24
Amendment No. 13 dated February 21, 2023 to the Credit Agreement dated as of August 5, 2014, entered into by and among Ebix, Inc., as Borrower, certain subsidiaries of the Company from time to time party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2023).

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
101*
XBRL (Extensible Business Reporting Language) - The following materials from Ebix, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements which were tagged as blocks of text.

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
Date: March 15, 2023
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBIN RAINA	Chairman of the Board, President, and Chief Executive Officer (principal executive officer)	March 15, 2023
(Robin Raina)
/s/ STEVEN M. HAMIL	Chief Financial Officer (principal financial and accounting officer)	March 15, 2023
(Steven M. Hamil)
/s/ HANS U. BENZ	Director	March 15, 2023
(Hans U. Benz)
/s/ PAVAN BHALLA	Director	March 15, 2023
(Pavan Bhalla)
/s/ NEIL D. ECKERT	Director	March 15, 2023
(Neil D. Eckert)
/s/ ROLF HERTER	Director	March 15, 2023
(Rolf Herter)
/s/ HANS UELI KELLER	Director	March 15, 2023
(Hans Ueli Keller)
/s/ GEORGE W. HEBARD III	Director	March 15, 2023
(George W. Hebard III)
/s/ PRIYANKA KAUL	Director	March 15, 2023
(Priyanka Kaul)

Schedule II
Ebix, Inc.

Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2022, December 31, 2021 and December 31, 2020
Allowance for doubtful accounts receivable (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$19,874	$22,691	21,696
Provision (benefit) for doubtful accounts	1,433	(2,334)	1,749
Write-off of accounts receivable against allowance	(3,140)	(483)	(754)
Other (opening balance adjustments on acquisitions)	—	—	—
Ending balance	$18,167	$19,874	$22,691

Valuation allowance for deferred tax assets (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$(999)	$(2,160)	$(3,288)
Decrease (increase)	—	1,161	1,128
Ending balance	$(999)	$(999)	$(2,160)