Form 10-K/A
period 2022-12-31
EBIX INC
filed 2023-03-27
CIK 814549

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission File Number 01-15946) (the “2022 Annual Report”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 15, 2023. This Amendment is being filed solely for the purpose of including as Exhibit 23.2 the proper Consent of Independent Registered Public Accounting Firm as provided by KG Somani & Co. LLP, the registrant’s present independent registered public accounting firm, which was inadvertently omitted from the initial filing with the prior year’s consent having been unintentionally filed instead. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No other change is made to the 2022 Annual Report. Further, this Amendment does not reflect events occurring after the initial filing of the 2022 Annual Report (i.e., those events occurring after March 15, 2023) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2022 Annual Report and the registrant’s other filings with the SEC.

Auditor Name	K G Somani & Co LLP
Audit Firm ID	3199
Audit Firm Location	New Delhi, India

EXHIBIT INDEX

Exhibits
23.2*	Consent of K G Somani & Co LLP
31.3*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.4*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

*    Filed herewith

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2023.

EBIX, INC.
    By:     /s/ ROBIN RAINA
         Robin Raina
        Chairman of the Board, President and
     Chief Executive Officer
        (principal executive officer)

    By:    /s/ STEVEN M. HAMIL
        Steven M. Hamil
        Chief Financial Officer
        (principal financial and accounting officer)