Form 10-Q
period 2023-03-31
EBIX INC
filed 2023-05-10
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2023 the number of shares of common stock outstanding was 30,901,440.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating revenue	$242,761	$286,253

Operating expenses:
Cost of services provided	156,479	210,843
Product development	9,983	10,258
Sales and marketing	3,331	3,765
General and administrative, net	37,467	26,913
Amortization and depreciation	5,016	4,364
Total operating expenses	212,276	256,143

Operating income	30,485	30,110
Interest income	81	62
Interest expense	(22,264)	(10,251)
Non-operating (loss) income	(330)	(734)
Foreign currency exchange gain (loss)	(1,220)	894
Income before income taxes	6,752	20,081
Income tax (expense) benefit	(623)	(1,704)
Net income including noncontrolling interest	6,129	18,377
Net loss attributable to noncontrolling interest	(944)	(814)
Net income attributable to Ebix, Inc.	$7,073	$19,191

Basic earnings per common share attributable to Ebix, Inc.	$0.23	$0.62

Diluted earnings per common share attributable to Ebix, Inc.	$0.23	$0.62

Basic weighted average shares outstanding	30,841	30,712

Diluted weighted average shares outstanding	30,842	30,762

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023		2022

Net income including noncontrolling interest	$6,129		$18,377
Other comprehensive income (loss):
Foreign currency translation adjustments	7,720		(11,284)
Total other comprehensive income (loss)	7,720		(11,284)
Comprehensive income	13,849	13849000	7,093
Comprehensive loss attributable to noncontrolling interest	(944)		(814)
Comprehensive income attributable to Ebix, Inc.	$14,793		$7,907

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$77,559	$110,637
Receivables from service providers	307	4,223
Short-term investments	17,111	17,438
Restricted cash	8,453	8,210
Fiduciary funds - restricted	2,157	2,092
Trade accounts receivable, less allowances of $18,078 and $18,167, respectively	160,707	154,533
Other current assets	107,578	87,387
Total current assets	373,872	384,520

Property and equipment, net	53,540	52,448
Right-of-use assets	9,509	9,636
Goodwill	885,470	881,676
Intangibles, net	49,241	50,900
Indefinite-lived intangibles	16,647	16,647
Capitalized software development costs, net	16,324	15,342
Deferred tax asset, net	105,822	96,290
Other assets	31,125	30,096
Total assets	$1,541,550	$1,537,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$106,098	$99,194
Payables to service agents	11,020	11,299
Accrued payroll and related benefits	10,053	10,652
Working capital facility	277	3,367
Fiduciary funds - restricted	2,157	2,092
Revolving line of credit	444,902	449,902
Short-term debt	1,865	3,000
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $753 and $469, respectively	170,514	190,866
Contract liabilities	47,440	32,028
Lease liability	3,307	3,354
Other current liabilities	26,023	25,783
Total current liabilities	823,656	831,537

Revolving line of credit	—	—
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $0 and $0, respectively	122	160
Contingent liability for accrued earn-out acquisition consideration	2,313	2,298
Contract liabilities	7,805	14,098
Lease liability	6,545	6,612
Deferred tax liability, net	1,150	1,150
Other liabilities	26,053	22,259
Total liabilities	867,644	878,114

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,851,314 issued and outstanding, at March 31, 2023, and 30,819,533 issued and outstanding at December 31, 2022	3,085	3,082
Additional paid-in capital	19,417	18,801
Retained earnings	821,854	814,781
Accumulated other comprehensive loss	(211,719)	(219,439)
Total Ebix, Inc. stockholders’ equity	632,637	617,225
Noncontrolling interest	41,269	42,215
Total stockholders’ equity	673,906	659,440
Total liabilities and stockholders’ equity	$1,541,550	$1,537,554
-

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2023	30,819,533	$3,082	$18,800	$814,781	$(219,439)	$42,213	$659,440
Net income attributable to Ebix, Inc.	—	—	—	7,073	—	—	7,073
Net loss attributable to noncontrolling interest	—	—	—	—	—	(944)	(944)
Cumulative translation adjustment	—	—	—	—	7,720	—	7,720
Vesting of restricted stock	33,090	3	(3)	—	—	—	—
Share based compensation	—	—	644	—	—	—	644
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,309)	—	(24)	—	—	—	(24)
Common stock dividends paid, $0.075 per share	—	—	—	—	—	—	—
Balance, March 31, 2023	30,851,314	$3,085	$19,417	$821,854	$(211,719)	$41,269	$673,906

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2022	30,683,393	$3,068	$15,068	$759,208	$(122,022)	$44,232	$699,554
Net income attributable to Ebix, Inc.	—	—	—	19,191	—	—	19,191
Net loss attributable to noncontrolling interest	—	—	—	—	—	(814)	(814)
Cumulative translation adjustment	—	—	—	—	(11,284)	—	(11,284)
Vesting of restricted stock	39,981	4	(4)	—	—	—	—
Share based compensation	—	—	964	—	—	—	964
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(1,107)	—	(34)	—	—	—	(34)
Common stock dividends paid, $0.075 per share	—	—	—	(2,318)	—	—	(2,318)
Balance, March 31, 2022	30,722,267	$3,072	$15,994	$776,081	$(133,306)	$43,418	$705,259
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$7,073	$19,191
Net loss attributable to noncontrolling interest	(944)	(814)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,016	4,364
Provision (benefit) for deferred taxes	(9,195)	(17,583)
Share-based compensation	644	964
(Benefit) provision for doubtful accounts	435	(360)
Amortization of right-of-use assets	1,120	892
Amortization of capitalized software development costs	—	755
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,923)	901
Receivables from service providers	3,916	(629)
Payables to service agents	(279)	(1,307)
Other assets	(12,544)	3,114
Accounts payable and accrued expenses	6,746	(9,357)
Accrued payroll and related benefits	(633)	(1,159)
Contract liabilities	9,033	8,370
Lease liabilities	(1,129)	(813)
Reserve for potential uncertain income tax return positions	—	—
Other liabilities	3,834	(962)
Net cash provided by operating activities	7,170	5,567

Cash flows from investing activities:
Capitalized software development costs	(900)	(2,666)
Maturities (purchases) of unrestricted marketable securities, net	(100)	457
Capital expenditures	(2,445)	(9,303)
Net cash (used in) provided by investing activities	(3,445)	(11,512)

Cash flows from financing activities:
Prepayments for Debt Refinancing	(8,471)	—
Proceeds from term loan	—	—
Principal payments of term loan obligation	(25,059)	(8,402)
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(24)	(34)
Dividend payments	—	(2,318)
Payments of debt obligations, net	(1,548)	(832)
(Payments) of/Borrowings under working capital facility, net	(3,105)	(3,707)
Payments of financing lease obligations, net	(47)	(53)
Net cash used in financing activities	(38,254)	(15,346)
Effect of foreign exchange rates on cash	1,333	(1,088)
Net change in cash and cash equivalents, and restricted cash	(33,196)	(22,379)
Cash and cash equivalents, and restricted cash at the beginning of the period	124,959	114,764
Cash and cash equivalents, and restricted cash at the end of the period	$91,763	$92,385
Supplemental disclosures of cash flow information:
Interest paid	$7,951	$11,006
Income taxes paid	$5,872	$15,379
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

During the three months ended March 31, 2023, there were 1,309 shares, totaling $24 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
    During the three months ended March 31, 2022, there were 1,107 shares, totaling $34 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business — Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 84.5% and 86.4% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2023. The condensed consolidated December 31, 2022 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Short-Term Investments — The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in India that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold, or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $17.1 million and $17.4 million at March 31, 2023 and December 31, 2022, respectively.

Restricted Cash — The carrying value of our restricted cash in current assets was $8.5 million and $8.2 million at March 31, 2023 and December 31, 2022, respectively. The March 31, 2023 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our India operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of
	March 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$77,559	$75,943
Restricted cash	8,453	10,100
Restricted cash included in other long-term assets	$5,751	$6,342
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$91,763	$92,385

Fiduciary Funds - Restricted — Due to EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $2.2 million and $2.1 million at March 31, 2023 and December 31, 2022, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising — Advertising costs amounted to $1.4 million for the three month period ended March 31, 2023 and $1.9 million for the three month period ended March 31, 2022. The costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of income. The Company expenses advertising costs as incurred.
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

    As of March 31, 2023, the Company had the following financial instruments to which it had to consider both fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at March 31, 2023 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit, and term loan debt. The Company believes that the estimated fair value of such instruments at March 31, 2023 and December 31, 2022 approximates their carrying value as reported on the Company's condensed consolidated balance sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, March 31, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.5 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$31,953	$—	$31,953	$—
Mutual funds (recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	95	95	—	—
Total assets measured at fair value	$32,048	$95	$31,953	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,313	$—	$—	$2,313
Total liabilities measured at fair value	$2,313	$—	$—	$2,313

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the three months ended March 31, 2023, there were no transfers between fair value Levels 1, 2, or 3.

	Fair Values at Reporting Date Using*
Descriptions	Balance, December 31, 2022	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.4 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$37,434	$—	$37,434	$—
Mutual funds	$98	$98	$—	$—
Total assets measured at fair value	$37,532	$98	$37,434	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,299	$—	$—	$2,299
Total liabilities measured at fair value	$2,299	$—	$—	$2,299

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the year ended December 31, 2021, there were no transfers between fair value Levels 1, 2, or 3.

    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the three months ended March 31, 2023 and during the year ended December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	March 31, 2023	December 31, 2022
	(In thousands)

Beginning balance	$2,299	$—

Total remeasurement adjustments:
Remeasurement against goodwill	—	2,299
Foreign currency translation adjustments **	14	—

Acquisitions and settlements
Business settlements	—	—

Ending balance	$2,313	$2,299

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$—

** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at March 31, 2023	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,313	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,299	Discounted cash flow	Projected revenue and probability of achievement
Sensitivity to Changes in Significant Unobservable Inputs
    As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to business acquisitions are projected revenue forecasts, as developed by the relevant members of Company's management team and considers the probability of achievement of those revenue forecasts. The Company applies these inputs in its calculation and determination of the fair value of contingent earn-out liabilities for purchased businesses. During 2022, certain of the Company's contingent earn-out liabilities were adjusted because of changes to anticipated future revenues from these acquired businesses or as a result of finalizing purchase price allocations that were previously preliminary.

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

Gift Cards

    EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, MasterCard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents, and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $125). Gift cards issued by EbixCash are valid for a period of fifteen months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

The Company has end-to-end responsibilities related to the gift cards sold, from the activation and ongoing utilization of the gift cards to customer service responsibilities to risk of loss due to fraud on the gift cards sold. EbixCash acts as principal in the sale of gift cards, and, thus, gift card revenue is recognized on a gross basis (full purchase value at the time of sale) with the corresponding cost of the gift cards recorded as cost of services provided. Unredeemed gift cards at March 31, 2023 are recorded as deferred revenues in the financial results.

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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Revenue:	2023	2022
	(In thousands)
India*	$179,449	$225,889
United States	37,581	38,853
Australia	9,265	9,042
Latin America	5,442	3,926
Europe	3,924	4,205
Indonesia*	1,871	749
Singapore*	1,357	938
Canada*	1,289	1,173
United Arab Emirates*	1,097	341
Philippines*	961	684
New Zealand	525	453
	$242,761	$286,253

*Primarily India led businesses for which total revenue was $184.1 million for the three months ended March 31, 2023 and $227.9 million for the three months ended March 31, 2022.

The Company’s revenues are derived from three product/service groups: EbixCash Exchanges, Insurance Exchanges, and Risk Compliance Solutions.
    Presented in the table below is the breakout of our revenue groups for each of those product/service channels for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
EbixCash Exchanges	$179,430	$224,152
Insurance Exchanges	42,436	43,764
Risk Compliance Solutions	20,895	18,337
Totals	$242,761	$286,253

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At March 31, 2023 and December 31, 2022, the Company had $496 thousand and $704 thousand, respectively, of contract costs in “Other current assets” and $786 thousand and $797 thousand, respectively, in “Other assets” on the Company's condensed consolidated balance sheets.

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,284	$1,822
Costs recognized from the beginning balance	(136)	(968)
Additions, net of costs recognized	134	430
Balance, end of period	$1,282	$1,284

Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $9.3 million and $8.0 million of contract liabilities were included in billed accounts receivable as of March 31, 2023 and December 31, 2022, respectively.
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

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Balance, beginning of period	$46,126	$41,357
Revenue recognized from beginning balance	(19,268)	(30,460)
Additions, net of revenue recognized and currency translation	28,387	35,229
Balance, end of period	$55,245	$46,126

Accounts Receivable and the Allowance for Doubtful Accounts — As of March 31, 2023, reported accounts receivable of $160.7 million (net of $18.1 million allowance for doubtful accounts receivable) includes $47.7 million of contract assets. As of December 31, 2022, reported accounts receivable of $154.5 million (net of $18.2 million allowance for doubtful accounts receivable) includes $55.2 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt expense (recovery) in the amount of $435 thousand for the three month period ended March 31, 2023 and $(360) thousand for the three month period ended March 31, 2022.

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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments occurred or were recognized in the year ended December 31,2022 or in the three months ended March 31, 2023.

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

    Finite-lived Intangible Assets — Purchased intangible assets represent the estimated acquisition date fair value of customer relationships, developed technology, trademarks, non-compete agreements, and other intangibles described below obtained in connection with the businesses we acquire. We amortize these intangible assets on a straight-line basis over their estimated useful lives, as follows:

Category	Life (yrs)
Airport contracts	4 - 20
Brand	3 - 15
Customer relationships	9
Database	5
Dealer networks	15 - 20
Developed technology	3 - 15
Non-compete agreements	3 - 15
Store networks	5 - 7
Trademarks	10
    Foreign Currency Translation — The functional currency is the U.S. Dollar for the Company's foreign subsidiaries in Dubai and Singapore.
    During the three months ended March 31, 2023, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $7.7 million, which was primarily caused by the weakening of the Indian Rupee.
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
    Recent Relevant Accounting Pronouncements — Since December 31, 2022 there have not been any new released accounting pronouncements that are material to our unaudited condensed consolidated financial statements, or are expected to have a material impact on our business.

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share ("EPS") is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$7,073	$19,191
Basic weighted average shares outstanding	30,841	30,712
Dilutive effect of stock options and restricted stock awards	1	50
Diluted weighted average shares outstanding	30,842	30,762
Basic earnings per common share	$0.23	$0.62
Diluted earnings per common share	$0.23	$0.62

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three month period ended March 31, 2023 were 180,000 and for the three month period ended March 31, 2022 were 177,000.

Note 3: Business Combinations
As part of its comprehensive business growth and expansion strategy, the Company seeks to execute accretive business acquisitions that are, in most cases, complementary to Ebix's existing products and services.
    During the three months ending March 31, 2023, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2022, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of both March 31, 2023and December 31, 2022, the total of these contingent consideration liabilities was $2.3 million.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at March 31, 2023 had a balance of $176.9 million. The Credit Facility was set to mature on February 2023; however, in February 2023, the company entered into Amendment No. 13 to its Credit Facility, which provides for, among other things, an extension of the maturity date from February 21, 2023 to May 23, 2023 ("Credit Facility Maturity Date"). At March 31, 2023 the outstanding balance of the

Credit Facility, $621.8 million, was classified as a current liability. The Company expects to address the Credit Facility maturity prior to the Credit Facility Maturity Date, and intends to do so in conjunction with the resolution of the anticipated IPO of EbixCash Limited, as further described within Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources". The refinancing of the Credit Facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO of EbixCash Limited will be in the amount currently expected. Further, no assurances can be given when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company.

Amendment No. 13 to the Credit Facility also required the Company to make a $5 million prepayment of the Revolver on February, 21, 2023 and a $5 million amortization payment on the Term Loan on March 31, 2023. Any repayments under the Revolver will be accompanied by a corresponding reduction in the aggregate revolving commitments. Lastly, amendment No. 13 modified certain other provisions within the Credit Agreement and has resulted in an approximately 1% per annum interest rate increase beginning February 21, 2023.

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

As of March 31, 2023, the Company's condensed consolidated balance sheets include $1.9 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the Credit Facility Maturity Date. $1.1 million of such deferred financing costs pertain to the Revolver, and $0.8 million pertains to the Term Loan, which is netted against the current portion of the Term Loan as reported on the condensed consolidated balance sheets. At December 31, 2022, the Company's Consolidated Balance Sheets included $1.2 million of remaining deferred financing costs in connection with the Credit Facility, with $0.7 million pertaining to the Revolver, and $0.5 million pertaining to the Term Loan, of which $0.5 million was netted against the current portion of the Term Loan.

    As of March 31, 2023, the outstanding balance on the Revolver was $444.9 million and the Revolver carried an interest rate of 11.95% at March 31, 2023. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the three months ended March 31, 2023, the average and maximum outstanding balances of the revolving line of credit component of the Credit Facility were both $444.9 million. At December 31, 2022, the outstanding balance on the Revolver was $449.9 million and the Revolver carried an interest rate of 9.69%.

    As of March 31, 2023, the outstanding balance on the Term Loan was $176.9 million, of which $176.9 million is due within the next twelve months. $12.5 million of principal payments were made during the three months ended March 31, 2023, of which $0.0 million were scheduled amortization payments. This Term Loan also carried an interest rate of 11.95% at March 31, 2023. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets at March 31, 2023. At December 31, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million was due within twelve months. The Term Loan also carried an interest rate of 9.69% at December 31, 2022.

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

    As of March 31, 2023 and December 31, 2022, the total of these working capital facilities was $0.3 million and $3.4 million, respectively, and is included in current liabilities in the Company's condensed consolidated balance sheets.

Note 5: Commitments and Contingencies

Contingencies — On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil (“Defendants”), for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff (the "Lead Plaintiff") in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action").

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
On May 12, 2017, Ebix Software India Pvt. Ltd. (“EbixCash”) entered into several agreements with the most prominent shareholders of Itz Cash Card Limited (“Itz”), the most relevant among these a stock purchase agreement (the “SPA”), to purchase a majority ownership stake in Itz. Further, as part of the overall purchase of Itz, a share purchase agreement between EbixCash and individual ESOP holders of Itz was entered into on July 7, 2017 (the “ESOP SPA”) (with the SPA, the ESOP SPA, and the other purchase documents, collectively, the “Transaction Documents”). Part of the consideration for EbixCash’s purchase of Itz consisted of two individual potential earn-out payments, the first for the period for the year ended March 31, 2019 (the “First Earn-Out”) and the second for the following year, ending on March 31, 2020 (the “Second Earn-Out”). Neither the First Earn-Out nor the Second Earn-Out were achieved pursuant to the terms of the SPA. After correspondence between the parties between September 2019 and May 2020, the former 6shareholders of Itz (“Sellers”) sent EbixCash notices of arbitration (“NOAs”) under which they were availing themselves of the arbitration dispute provisions set forth in the Transaction Documents. Apart from the amounts claimed owed under the earn-out provisions, the Sellers also alleged in the NOAs other violations of the terms of the Transaction Documents, including, certain non-competition and restricted matter approval violations. The matter is under arbitration in accordance with the rules of the Singapore International Arbitration Centre. The Company believes that each of the Sellers claims is without merit and continues to defend its position vigorously. The Company believes that EbixCash has several viable counterclaims related to improper termination of the Transaction Documents and violation non-compete provisions.
The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 6: Income Taxes
    The Company recorded a net income tax expense of $623 thousand (9.23%) during the three months ended March 31, 2023, which included tax expense of $189 thousand from certain discrete items related to stock compensation. The income tax benefit, exclusive of discrete items, was $0.8 million (12.03%) for the three months ended March 31, 2023. During the three months ended March 31, 2023 and March 31, 2022, there was an increase of $0 and $72 thousand to this liability reserve, respectively. The Company expects its full year effective tax rate to be in the range of 6% to 8%.
     As of March 31, 2023 and December 31, 2022 a liability of $6.4 million and $6.4 million for uncertain tax positions is included in other long-term liabilities of the Company's condensed consolidated balance sheets. . The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

    The following enterprise-wide information relates to the Company's geographic locations:

	Three Months Ended	As of	Three Months Ended	As of
	March 31, 2023	March 31, 2023	March 31, 2022	December 31, 2022
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
India*	$179,449	$660,726	$225,889	$661,633
United States	37,581	374,077	38,853	368,892
Australia	9,265	2,306	9,042	2,385
Latin America	5,442	13,220	3,926	12,833
Europe	3,924	20,254	4,205	19,915
Indonesia*	1,871	91	749	16
Singapore*	1,357	30,112	938	5,999
Canada*	1,289	5,989	1,173	600
United Arab Emirates*	1,097	53,640	341	227
Philippines*	961	2,407	684	29,849
New Zealand	525	193	453	53,625
Mauritius*	—	4,663	—	4,663
	$242,761	$1,167,678	$286,253	$1,160,637

*Primarily India led businesses for which total revenue was $184.1 million, for the three months ended March 31, 2023 and $227.9 million for the three months ended March 31, 2022.

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of Ebix Vayam Limited JV, and, during the three months ended March 31, 2023, Ebix Vayam Limited JV recognized $101 thousand of revenue from Vayam. During the three months ended March 31, 2022, Ebix Vayam Limited JV recognized $276 thousand of revenue from Vayam. As of March 31, 2023, Ebix Vayam Limited JV had $11.7 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.7 million. As of December 31, 2022, Ebix Vayam Limited JV had $11.6 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.7 million.

    Effective September 2015, Ebix and Independence Holding Company ("IHC") formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business in the U.S. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of EbixHealth JV into the Company's financial statements and separately reporting EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of EbixHealth JV, and, during the three months ended March 31, 2023, EbixHealth JV recognized $253 thousand of revenue from IHC. During the three months ended March 31, 2022, EbixHealth JV recognized $314 thousand of revenue from IHC. As of March 31, 2023 and December 31, 2022, EbixHealth JV had $112 thousand and $74 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three months ended March 31, 2023 the Company recognized $14 thousand of revenue from IHC. During the three months ended March 31, 2022, the Company recognized $20 thousand of revenue from IHC. As of March 31, 2023 and December 31, 2022, Ebix had $44 thousand and $44 thousand of accounts receivable with IHC. EbixHealth JV has a $1.8 million note due to IHC.

The Company recorded $125 thousand in amortization expense related to the IHC customer relationship intangible during the three months ending March 31, 2023.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the three months ended March 31, 2023 and the year ended December 31, 2022 are reflected in the following table:

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Beginning Balance	$881,676	$939,249
Additions	—	—
Purchase accounting adjustments	—	—
Foreign currency translation adjustments	$3,794	(57,573)
Ending Balance	$885,470	$881,676

    The carrying value of finite-lived and indefinite-lived intangible assets at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$101,053	$101,401
Developed technology	35,919	34,427
Dealer network	6,058	5,877
Airport contracts	4,016	3,992
Trademarks	2,658	2,651
Store networks	2,166	2,153
Brand	796	791
Non-compete agreements	703	702
Database	212	212
Backlog	140	140
Total intangibles	153,721	152,346
Accumulated amortization	(104,480)	(101,446)
Finite-lived intangibles, net	$49,241	$50,900

Indefinite-lived intangibles:	.
Customer/territorial relationships	16,647	16,647

Amortization expense recognized in connection with acquired intangible assets was $3.5 million and for the three month period ended March 31, 2023, and $2.5 million for the three month period ended March 31, 2022, respectively.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings; development of the P&C underwriting insurance data exchange platform servicing the London markets; development of EbixCash’s SaaS based Asset Management and Collection platforms having global application; development of EbixCash’s single sign on agent and customer portal, including mobile application, and content development work related to the e-learning business of EbixCash. During the three months ended March 31, 2023, the Company capitalized $900 thousand and during the three months ended March 31, 2022, the Company capitalized $2.7 million of such development costs. At March 31, 2023 and December 31, 2022, a total of $16.3 million and $15.3 million, respectively, of remaining unamortized development costs are reported on the Company’s condensed consolidated balance sheets.

    During the three months ended March 31, 2023, the Company recognized no amortization expense with regards to these capitalized software development costs. During the three months ended March 31, 2022, related amortization expense was $755 thousand.

Note 11: Other Current Assets

    Other current assets at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Prepaid expenses	$90,168	$71,449
Sales taxes receivable from customers	3,624	3,289
Other third party receivables	1,052	1,034
Credit card merchant account balance receivable	709	486
Short term portion of capitalized costs to obtain and fulfill contracts	496	704
Accrued interest receivable	927	651
Other	10,602	9,774
Total	$107,578	$87,387

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers, and certain office equipment with expiration dates ranging through 2028 with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At March 31, 2023, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases		Financing Leases	Total
	(in thousands)
2023	3,048	112	112	3,160
2024	2,947		133	3,080
2025	2,185		19	2,204
2026	1,375			1,375
2027	621		—	621
Thereafter	1,120		—	1,120
Total	11,296		264	11,560
Less: present value discount*	(1,444)		(12)	(1,456)
Present value of lease liabilities	9,852		252	10,104

Less: current portion of lease liabilities	(3,307)
Total long-term lease liabilities	$6,545		$252	$6,797

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $9.5 million and $9.6 million as of March 31, 2023, and December 31, 2022, respectively. The lease cost is recognized in our condensed consolidated statements of income in the category of general and administrative and is summarized as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Operating Lease Cost	$1,066	$991
Finance Lease Cost:
Amortization of Lease Assets	40	48
Interest on Lease Liabilities	4	7
Finance Lease Cost	44	55
Sublease Income	(24)	(23)
Total Net Lease Cost	$1,086	$1,023

    Other information about lease amounts recognized in our condensed consolidated statement of income is summarized as follows:

March 31, 2023
Weighted Average Lease Term - Operating Leases	3.95 years
Weighted Average Lease Term - Finance Leases	1.83 years
Weighted Average Discount Rate - Operating Leases	8.2%
Weighted Average Discount Rate - Finance Leases	5.4%

    At March 31, 2023, our lease liability of $10.1 million does not include certain arrangements, which are primarily airport leases that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $19.4 million as follows:

Year	Commitments
(in thousands)
2023 (Remaining nine months)	$3,924
2024	15,497
Thereafter	$—
Total	$19,421
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the three months ended March 31, 2023 and 2022 was $11.9 million and $7.3 million, respectively.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at March 31, 2023.

Note 14: Other Current Liabilities

    Other current liabilities at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$24,419	$23,630
Acquisition obligations (upfront purchase and contingent consideration)	1,604	2,153
Total	$26,023	$25,783

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
    Our actual results may differ materially from those expressed or implied in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report Form 10-K for the fiscal year ended December 31, 2022 which is incorporated herein by reference., and in Part II, Item 1A "Risk Factors" in this Form 10-Q, including but not limited to: the willingness of independent insurance agencies to outsource their computer and other processing needs to third parties; pricing and other competitive pressures and the Company’s ability to gain or maintain share of sales as a result of actions by competitors and others; changes in estimates in critical accounting judgments; changes in or failure to comply with laws and regulations, including accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax interpretations) in domestic or foreign jurisdictions; exchange rate fluctuations and other risks associated with investments and operations in foreign countries (particularly in India, Australia, Asia, Latin America, and Europe wherein we have significant and/or growing operations); fluctuations in the equity markets, including market disruptions and significant interest rate fluctuations, which may impede our access to, or increase the cost of, external financing; the impacts of the COVID-19 global pandemic on our operating performance; ability to secure additional financing to support capital requirements; the ability to refinance the Credit Facility by the Credit Facility Maturity Date as well as Credit Facility provisions that could materially restrict our business; costs and effects of litigation, investigations, or similar matters that could affect our business, operating results and financial condition; and international conflict, including terrorist acts. The Company undertakes no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
    Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•our future liquidity needs discussed under “Liquidity and Capital Resources” regarding our ability to replace our Credit Facility prior to or at the Credit Facility Maturity Date, generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs (refer to Note 4 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, "Debt");
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

    The following information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and MD&A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure software exchanges and e-commerce services to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other primarily Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 84.5% and 86.4% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively.

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

Effects of COVID-19 and Other Global Events
    The ongoing COVID-19 pandemic continues to affect economies and businesses around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. The U.S. government has announced that it will allow the national public health emergency declaration related to COVID-19 to expire on May 11, 2023 and the World Health Organization ended the global emergency status for COVID-19 on May 5, 2023.

During the fiscal years eneded December 31, 2020, Deember 31, 2021, and December 31, 2022, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, e-learning and consulting business areas, after certain government restrictions were implemented. This decreased demand continued in 2022 in varying degrees for each business area, and even persists through the date of this filing for all of the above mentioned business areas. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, despite the end of the U.S. declaration of a national public health emergency and we cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.

    Our reported results for the three-month period ended March 31, 2023 may not be reflective of current market conditions, or of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic or other global events or economic conditions to a greater extent than the reported period. The impact of the COVID-19 pandemic and other global events mentioned above may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A,

“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a complete description of the material risks that the Company currently faces.
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
    Ebix’s revenue streams are derived from three product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
EbixCash Exchanges	$179,430	$224,152
Insurance Exchanges	42,436	43,764
Risk Compliance Solutions	$20,895	$18,337
Totals	$242,761	$286,253

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended
	March 31,
	2023	2022
Subscription	18%	13%
Transaction-Based	76%	82%
Professional Services/Consulting/Other	6%	5%

Results of Operations — Three Months Ended March 31, 2023 and 2022
Operating Revenue

    During the three months ended March 31, 2023, our total operating revenues decreased $43.5 million, or 15%, to $242.8 million as compared to $286.3 million during the first quarter of 2022. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the U.S. and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and the closure of non-essential businesses. Our travel, foreign exchange, remittance, e-learning, and financial technologies businesses continue to generate revenues below pre-COVID 19 operating levels, but the Company is seeing a material rebound in these businesses during 2023 year-to-date. Total revenues decreased year-over-year during the first fiscal quarter of 2023 due primarily to a year-over-year decrease in the Company's payment solutions revenues in India (primarily prepaid gift cards), which decreased approximately $61 million year-over-year, or 32% and the company's travel and foreign exchange revenues (a combined approximately $12 million increase, or 64% increase, over the first quarter of 2022), BPO revenues in India ($0.7 million increase or 22%), Latin America revenues ($1.5 million increase or 39%), U.S. annuity exchange revenues ($0.9 million increase or 13%) and e-learning revenues ($1.0 million increase or 104%). Reported revenues were negatively impacted by the weakening of foreign exchange rates in our operating geographies during the first quarter ended March 31, 2023. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, decreased reported revenues by approximately $18.5 million for the three months ended March 31,

2023. This negative impact from foreign exchange rate movements was the most pronounced negative impact on the Company's quarterly revenues in the past five fiscal years. International revenue accounted for 84.5% and 86.4% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively.
Cost of Services Provided
    Cost of services provided, which includes costs associated with customer support, consulting, implementation, and training services, decreased $54.4 million, or 26%, to $156.5 million in the first quarter of 2023 as compared to $210.8 million in the first quarter of 2022. For the three months ended March 31, 2023, cost of services as a percentage of total revenues decreased to 64.5% of total revenues as compared to 73.7% for the three months ended March 31, 2022. The decrease in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year-over-year, particularly the decrease in payment solutions revenue within the EbixCash operations (primarily gift cards). Pre-paid card revenues decreased by approximately 32% year-over-year in the first quarter ended March 31, 2023 and carry lower gross margins relative to other solutions/services offered by the Company.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers, and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses decreased $0.3 million, or 3%, to $10.0 million during the first quarter of 2023 as compared to $10.3 million during the first quarter of 2022. The year-over-year increase in product development expenses in the first quarter of 2023 was driven by increased labor costs.
Sales and Marketing Expenses
    Sales and marketing expenses of $3.3 million in the first quarter of 2023 decreased compared to $3.8 million in the first quarter of 2022.
General and Administrative Expenses
    General and administrative expenses increased $10.6 million, or 39%, to $37.5 million in the first quarter of 2023 as compared to $26.9 million in the first quarter of 2022. The year-over-year increase is primarily due to increased legal and professional costs related to debt refinancing of approximately $7.0 million, personnel costs, including travel expenses, and an increase in rent expenses, the first quarter of 2023 versus the comparable prior year period. The increase in rent expense is primarily related to the Company's foreign exchange operations in India.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $0.7 million, or 15%, to $5.0 million in the first quarter of 2023 as compared to $4.4 million in the first quarter of 2022, primarily due to the impact from increased capital expenditures over the past several quarters, and certain reclassifications and useful life adjustments made by the Company in the first quarter of 2023 that were not material to the overall financial condition of the Company.
Interest Income
    Interest income increased $19 thousand, or 31%, to $81 thousand in the first quarter of 2023 as compared to $62 thousand in the first quarter of 2022. The increase resulted from both a higher interest rate environment and increased amounts of interest-bearing short term investments and restricted cash balances in 2023 versus the comparable period in 2022.
Interest Expense
    Interest expense of $22.3 million in the first quarter of 2023 increased 117% as compared to $10.3 million in the first quarter of 2022. While the average outstanding balance under the Company's Credit Facility decreased year-over-year by approximately $22.0 million from approximately $643.9 million to approximately $621.8 million, the Company's interest rate increased by approximately 6.5% year-over-year. The increased interest rate environment, coupled with increased amortization of deferred financing costs in the first quarter of 2023 versus the comparable prior year quarter resulted in increased interest expense year-over-year of over $12.0 million. Offsetting the increased interest expense from the Credit Facility was a year over year decrease in interest expense from the Company's working capital facilities in India. The average balance of our working capital facilities declined year-over-year by approximately $1.5 million.
Non-Operating (Loss)/Income

Non-operating loss in the first quarter of 2023 decreased to $0.3 million as compared to $0.7 million in the prior year. These expenses in 2023 and 2022 are attributable to non-operating expenses in our India operations, primarily related to corporate social responsibility programs that are intended to benefit the welfare of the Indian society as a whole.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the three months ended March 31, 2023 in the amount of $1.2 million which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $623 thousand (9.23%) during the three months ended March 31, 2023, which included tax expense of $189 thousand from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $812 thousand (12.03%) during the three months ended March 31, 2023. The Company expects its full year effective tax rate to be in the range of 6% to 8%.
Liquidity and Capital Resources
    Our principal sources of liquidity are the cash flows provided by our operating activities and cash and cash equivalents on hand. The Credit Facility is due to mature on May 23, 2023. As a result, at March 31, 2023 the outstanding balance of the Credit Facility, $621.8 million, was classified as a current liability. The Company has a negative working capital position of $449.8 as of March 31, 2023. The Company expects to address the maturity of the Credit Facility prior to the Credit Facility Maturity Date, and intends to do so in conjunction with the resolution of the anticipated IPO of EbixCash Limited described below. Any refinancing of the Credit Facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO (described below) will be in the amount currently expected.
The Company’s Indian subsidiary, EbixCash Limited, filed a Draft Red Herring Prospectus ("DRHP") with the Securities and Exchange Board of India on March 9, 2022, for an initial public offering aggregating up to ₹60,000 million or $787 million (the “IPO”). The Company received SEBI Final Observation letter on April 10, 2023 allowing it to raise funds through IPO. Of the IPO proceeds, approximately $350 million is proposed to be utilized towards purchase of outstanding compulsorily convertible debentures from Ebix Asia Holdings Inc, Mauritius and in turn payment to Ebix, Inc., which is proposed to be used towards reduction of Ebix Inc.’s outstanding debt. Approximately $130 million is proposed to be utilized for working capital requirements of EbixCash Limited and its subsidiaries. The remaining proceeds would be utilized towards, inter alia, growth-related initiatives of EbixCash Limited, including acquisitions and other investments. No assurances can be given when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company.
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
Our current ratio decreased to 0.45 at March 31, 2023 from 0.46 at December 31, 2022 and our working capital position decreased to $(449.8) million at March 31, 2023 from $(447.0) million at December 31, 2022 due to the classification of the Credit Facility as a current liability at March 31, 2023. Our current ratio and working capital position, net of the impact of the classification of debt as current liabilities and assuming similar current maturities of debt at December 31, 2022, would have been approximately 1.8 and $162.8 million, respectively, at March 31, 2023.
We believe that the anticipated cash flows provided by our operating activities, together with current cash balances, will be sufficient to meet our projected cash requirements through January 2024. However, there can be no assurance that additional capital will not be required sooner. Any projections of future cash needs, cash flows, and the general market conditions for debt and equity securities is subject to substantial uncertainty.
Our cash and cash equivalents were $77.6 million and $110.6 million at March 31, 2023 and December 31, 2022, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions.

Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of May 1, 2022 are presented in the table below:

Country/Region	Cash, Restricted Cash and Short-Term Investments
(In thousands)
India	$61,482
United States	$10,601
Philippines	$5,605
Australia	$2,680
Indonesia	$934
Latin America	$2,469
Singapore	$1,563
New Zealand	$1,037
United Arab Emirates	$2,541
Canada	$4,362
Europe	$2,398
Mauritius	$10
Total	$95,682

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
    During the three months ending March 31, 2023, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2022, the Company completed no business acquisitions.
Operating Activities
    Net cash provided by our operating activities was $7.2 million for the three months ended March 31, 2023. The primary components of the cash provided by our operating activities during the three-month period consisted of net income of $7.1 million, $5.0 million of depreciation and amortization, $0.6 million of non-cash share-based compensation, $1.1 million of right-of-use assets amortization, a $9.0 million increase in contract liabilities, a $(9.2) million impact from the provision for deferred taxes, and $4.4 million of working capital requirements, primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses, offset in part by increases in payables to service agents, other liabilities and contract liabilities. During the three months ended March 31, 2023, the Company made $5.9 million of tax payments.

    Net cash provided by our operating activities was $5.6 million for the three months ended March 31, 2022. The primary components of the cash provided by our operating activities during the three-month period consisted of net income of $19.2 million, $4.4 million of depreciation and amortization, $1.0 million of non-cash share-based compensation, $0.9 million of right-of-use assets amortization, $0.8 million of amortization of capitalized software development costs, and $9.8 million of working capital requirements, primarily due to increased accounts receivable and receivables from services provides, an increase in the other assets, and decreased accounts payable and accrued expenses. During the three months ended March 31, 2022, the Company made $15.4 million of tax payments.

Investing Activities

    Net cash used for investing activities during the three months ended March 31, 2023 was $3.4 million, and consisted primarily of $2.4 million for capital expenditures, $0.9 million for software development costs that were capitalized and an increase in marketable securities of $0.1 million (specifically bank certificates of deposit).

    Net cash used for investing activities during the three months ended March 31, 2022 was $11.5 million, and consisted primarily of $2.7 million for software development costs that were capitalized, $9.3 million for capital expenditures, and decreases in marketable securities of $0.5 million (specifically bank certificates of deposit).

Financing Activities
    During the three months ended March 31, 2023, net cash used in financing activities was $38.3 million, which consisted primarily of $25.1 million used to make principal payments on the existing term loan, a $3.1 million increase in EbixCash working capital facilities.

    During the three months ended March 31, 2022, net cash used in financing activities was $15.3 million, which consisted primarily of an $3.7 million reduction in EbixCash working capital facilities in India, $8.4 million used to make scheduled payments on the existing term loan and $2.3 million of dividends to our common stockholders.

Credit Facility

The Company's Credit Facility provides a $445 million Revolver as well as a Term Loan, which at March 31, 2023 had a balance of $176.9 million. The Credit Facility is set to mature on May 23, 2023. As a result of the impending maturity within the next twelve months from the March 31, 2023 financial statements date herein, the outstanding balance of the Credit Facility, $621.8 million, is classified as a current liability within the Condensed Consolidated Balance Sheets. Because of this classification of the Credit Facility as a current liability, the Company has a negative working capital position of $449.8 million.

On February 21, 2023, the Company entered into Amendment No. 13 to its Credit Facility. Amendment No. 13 provided for, among other things, an extension of the maturity date from February 21, 2023 to May 23, 2023. The Company was required to make a $5 million prepayment of the Revolver on February, 21, 2023 and an amortization payment on the Term Loan in the amount of $5 million on March 31, 2023. Any repayments under the Revolver will be accompanied by a corresponding reduction in the aggregate revolving commitments. Lastly, amendment No. 13 modified certain other provisions within the Credit Agreement and has resulted in an approximately 1% per annum interest rate increase beginning February 21, 2023.

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

As of March 31, 2023, the outstanding balance on the Revolver was $444.9 million and the Revolver carried an interest rate of 11.95% at March 31, 2023. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the three months ended March 31, 2023, the average and maximum outstanding balances of the Revolver were both $444.9 million. At December 31, 2022, the outstanding balance on the Revolver was $449.9 million and the Revolver carried an interest rate of 9.69%. During 2022, the average and maximum outstanding balances on the Revolver were both $444.9 million.

    As of March 31, 2023, the outstanding balance on the Term Loan was $176.9 million, of which $176.9 million is due within the next twelve months. $12.5 million of principal payments were made during the three months ended March 31, 2023, of which $0.0 million were scheduled amortization payments. This Term Loan also carried an interest rate of 11.95% at March 31, 2023, subject to the same above mentioned increase in interest rate as the Revolver. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets. At December 31, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million was due within twelve months. The Term Loan also carried an interest rate of 9.69% at December 31, 2022.
Contractual Obligations
    For a presentation regarding material changes outside the ordinary course of business to the Company's contractual obligations please refer to Notes 4 and 5 of the Condensed Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Off-Balance Sheet Arrangements
    We do not engage in off balance sheet financing arrangements.
Recent Accounting Pronouncements
    For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 1 of the Condensed Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022
Critical Accounting Policies and Estimates
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
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues, or financial condition. During the three months ended March 31, 2023 and 2022, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $7.7 million and $(11.3) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $2.7 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of March 31, 2023, the Company had $621.8 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $176.9 million term loan, and a $444,901.6 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based on LIBOR related interest rate, and stood at 11.95% at March 31, 2023. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the LIBOR rate. Such an adverse change in the LIBOR rate would have resulted in a reduction to pre-tax income of approximately $1.7 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the three months ended March 31, 2023 were approximately $112.5 million and its existing cash balances as of March 31, 2023 were $77.6 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
    There were no other material changes to our market risk exposure during the three months ended March 31, 2023 and 2022. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2023. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
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

On September 30, 2022, the Court dismissed the second amended complaint in its entirety for failure to state a claim but granted plaintiff’s request for leave to file a third amended complaint on or before October 31, 2022. On October 31, 2022, Lead Plaintiff filed a third amended complaint, once again alleging similar violations of Sections 10(b) and 20(a) of the Exchange Act. Defendants moved to dismiss the third amended complaint and briefing on Defendants’ motion concluded on January 25, 2023. The parties await a decision from the Court on the motion. Defendants deny any liability and intend to defend the action vigorously.

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

Item 1A: RISK FACTORS

    In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 10, 2022 which could materially affect the Company's business, financial condition or future results. The following risk factor is an update to our previously disclosed risk factors and should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

    There were no share repurchases during the fiscal first quarter ended March 31, 2023, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million. During the first quarter ended March 31, 2023, a total of 1,309 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations. For the year-to-date period ended March 31, 2023, a total of 1,309 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations.

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

10.1
Amendment No. 13 to Credit Documents dated as of February 21, 2023, entered into by and among Ebix, Inc, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ebix, Inc.
Date:	May 15, 2023	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2023	By:	/s/ Amit Kumar Garg
Amit Kumar Garg
Chief Financial Officer (Principal Financial and Accounting Officer)