Form 10-Q/A
period 2023-03-31
EBIX INC
filed 2023-05-24
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to First Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the First Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (Commission File Number 01-15946) (the “2023 Quarterly Report”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on May 24, 2023. This Amendment is being filed solely for the purpose of amending Exhibits 31.2 and 32.2, where, due to an inadvertent technical error, Steve Hamil's name was not replaced with Amit Kumar Garg as Chief Financial Officer in making relevant certification.

No other change is made to the 2023 First Quarterly Report. Further, this Amendment does not reflect events occurring after the initial filing of the 2023 First Quarterly Report (i.e., those events occurring after May 24, 2023) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2023 First Quarterly Report and the registrant’s other filings with the Securities and Exchange Commission.

EXHIBITS INDEX

Exhibits
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

Ebix, Inc.
Date:	May 24, 2023	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	May 24, 2023	By:	/s/ Amit Kumar Garg
Amit Kumar Garg
Chief Financial Officer (Principal Financial and Accounting Officer)
3