Form 10-Q
period 2023-06-30
EBIX INC
filed 2023-08-09
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2023 the number of shares of common stock outstanding was 30,901,440.

“The Registrant’s subsidiary, EbixCash Limited has filed a draft red herring prospectus with the Securities and Exchange Board of India and is in the process of executing an initial public offering of its equity shares, subject to market conditions and regulatory approvals. The financial information of EbixCash Limited consolidated into our financial statements as of and for the six months ended June 30, 2023 is summary, indicative and not final. Further such financial information has not been audited or reviewed by the auditors of such company.”

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended[1]		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenue	$118,430	$250,781	$361,191	$537,034

Operating expenses:
Cost of services provided	33,757	169,330	190,236	380,173
Product development	10,947	10,223	20,930	20,481
Sales and marketing	3,582	4,511	6,913	8,276
General and administrative, net	36,110	31,736	73,577	58,649
Amortization and depreciation	4,893	4,874	9,909	9,238
Total operating expenses	89,289	220,674	301,565	476,817

Operating income	29,141	30,107	59,626	60,217
Interest income	52	66	133	128
Interest expense	(24,614)	(11,664)	(46,877)	(21,915)
Non-operating (loss) income	(3,647)	(408)	(3,977)	(1,142)
Foreign currency exchange gain (loss)	(840)	3,229	(2,060)	4,123
Income before income taxes	92	21,330	6,845	41,411
Income tax (expense) benefit	(164)	(2,478)	(787)	(4,182)
Net income including noncontrolling interest	(72)	18,852	6,058	37,229
Net loss attributable to noncontrolling interest	(380)	(491)	(1,323)	(1,305)
Net income attributable to Ebix, Inc.	$308	$19,343	$7,381	$38,534

Basic earnings per common share attributable to Ebix, Inc.	$0.01	$0.63	$0.24	$1.25

Diluted earnings per common share attributable to Ebix, Inc.	$0.01	$0.63	$0.24	$1.25

Basic weighted average shares outstanding	30,866	30,745	30,854	30,729

Diluted weighted average shares outstanding	30,869	30,756	30,856	30,756

See accompanying notes to the condensed consolidated financial statements.

1 Beginning April 1, 2023 Prepaid card revenues are presented on a net basis (based on new contractual changes) while periods preceding April 1, 2023 reflect prepaid card revenues on a gross basis. Please see (non- GAAP financials) table with both periods recast on a net basis, for comparison purposes under heading "Condensed Consolidated Statements of Income prepared on Net Basis for Comparative Purposes Only (Non GAAP)".
2

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income prepared on Net Basis for Comparative Purposes Only (Non GAAP)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenue	$118,430	$114,924	$234,503	$214,444

Operating expenses:
Cost of services provided	33,757	33,473	63,549	57,583
Product development	10,947	10,223	20,930	20,481
Sales and marketing	3,582	4,511	6,913	8,276
General and administrative, net	36,110	31,736	73,577	58,649
Amortization and depreciation	4,893	4,874	9,909	9,238
Total operating expenses	89,289	84,817	174,878	154,227

Operating income	29,141	30,107	59,625	60,217
Interest income	52	66	133	128
Interest expense	(24,614)	(11,664)	(46,877)	(21,915)
Non-operating (loss) income	(3,647)	(408)	(3,977)	(1,142)
Foreign currency exchange gain (loss)	(840)	3,229	(2,060)	4,123
Income before income taxes	92	21,330	6,844	41,411
Income tax (expense) benefit	(164)	(2,478)	(787)	(4,182)
Net income including noncontrolling interest	(72)	18,852	6,057	37,229
Net loss attributable to noncontrolling interest	(380)	(491)	(1,323)	(1,305)
Net income attributable to Ebix, Inc.	$308	$19,343	$7,380	$38,534

Basic earnings per common share attributable to Ebix, Inc.	$0.01	$0.63	$0.24	$1.25

Diluted earnings per common share attributable to Ebix, Inc.	$0.01	$0.63	$0.24	$1.25

Basic weighted average shares outstanding	30,866	30,745	30,854	30,729

Diluted weighted average shares outstanding	30,869	30,756	30,856	30,756

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income including noncontrolling interest	$(72)	$18,852	$6,058	$37,229
Other comprehensive income (loss):
Foreign currency translation adjustments	2,393	(43,343)	10,113	(54,627)
Total other comprehensive income (loss)	2,393	(43,343)	10,113	(54,627)
Comprehensive income	2,321	(24,491)	16,171	(17,398)
Comprehensive loss attributable to noncontrolling interest	(380)	(491)	(1,323)	(1,305)
Comprehensive income attributable to Ebix, Inc.	$2,701	$(24,000)	$17,494	$(16,093)

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$62,165	$110,637
Receivables from service providers	542	4,223
Short-term investments	14,392	17,438
Restricted cash	8,282	8,210
Fiduciary funds - restricted	1,735	2,092
Trade accounts receivable, less allowances of $18,885 and $18,167, respectively	163,166	154,533
Other current assets	98,598	87,387
Total current assets	348,880	384,520

Property and equipment, net	53,695	52,448
Right-of-use assets	8,695	9,636
Goodwill	887,101	881,676
Intangibles, net	47,995	50,900
Indefinite-lived intangibles	16,647	16,647
Capitalized software development costs, net	15,886	15,342
Deferred tax asset, net	124,289	96,290
Other assets	37,320	30,096
Total assets	$1,540,508	$1,537,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$95,617	$99,194
Payables to service agents	18,737	11,299
Accrued payroll and related benefits	13,367	10,652
Working capital facility	5,043	3,367
Fiduciary funds - restricted	1,735	2,092
Revolving line of credit	444,902	449,902
Short-term debt	608	3,000
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $934 and $469, respectively	172,857	190,866
Contract liabilities	37,769	32,029
Lease liability	3,024	3,354
Other current liabilities	25,629	25,783
Total current liabilities	819,288	831,538

Revolving line of credit	—	—
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $0 and $0, respectively	87	160
Contingent liability for accrued earn-out acquisition consideration	2,315	2,298
Contract liabilities	7,717	14,098
Lease liability	6,002	6,612
Deferred tax liability, net	1,150	1,150
Other liabilities	27,092	22,259
Total liabilities	863,651	878,115

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,877,258 issued and outstanding, at June 30, 2023, and 30,819,533 issued and outstanding at December 31, 2022	3,088	3,082
Additional paid-in capital	20,041	18,801
Retained earnings	822,162	814,781
Accumulated other comprehensive loss	(209,326)	(219,439)
Total Ebix, Inc. stockholders’ equity	635,965	617,225
Noncontrolling interest	40,892	42,215
Total stockholders’ equity	676,857	659,440
Total liabilities and stockholders’ equity	$1,540,508	$1,537,555
-

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2023	30,851,314	$3,085	$19,418	$821,854	$(211,719)	$41,272	$673,910
Net income attributable to Ebix, Inc.	—	—	—	308	—	—	308
Net loss attributable to noncontrolling interest	—	—	—	—	—	(380)	(380)
Cumulative translation adjustment	—	—	—	—	2,393	—	2,393
Vesting of restricted stock	26,917	3	(3)	—	—	—	—
Share based compensation	—	—	644	—	—	—	644
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(973)	—	(18)	—	—	—	(18)
Common stock dividends paid, $0.000 per share	—	—	—	—	—	—	—
Balance, June 30, 2023	30,877,258	$3,088	$20,041	$822,162	$(209,326)	$40,892	$676,857

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2023	30,819,533	3,082	18,801	814,781	(219,439)	42,215	$659,440
Net income attributable to Ebix, Inc.	—	—	—	7,381	—	—	7,381
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,323)	(1,323)
Cumulative translation adjustment	—	—	—	—	10,113	—	10,113
Vesting of restricted stock	60,007	6	(6)	—	—	—	—
Share based compensation	—	—	1,288	—	—	—	1,288
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,282)	—	(42)	—	—	—	(42)
Common stock dividends paid, $0.000 per share	—	—	—	—	—	—	—
Balance, June 30, 2023	30,877,258	$3,088	$20,041	$822,162	$(209,326)	$40,892	$676,857

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, April 1, 2022	30,722,267	3,072	$15,994	$776,081	$(133,306)	$43,418	$705,259
Net income attributable to Ebix, Inc.	—	—	—	19,343	—	—	19,343
Net loss attributable to noncontrolling interest	—	—	—	—	—	(491)	(491)
Cumulative translation adjustment	—	—	—	—	(43,343)	—	(43,343)
Vesting of restricted stock	34,183	3	(3)	—	—	—	—
Share based compensation	—	—	970	—	—	—	970
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(950)	—	(30)	—	—	—	(30)
Common stock dividends paid, $0.075 per share	—	—	—	(2,318)	—	—	(2,318)
Balance, June 30, 2022	30,755,500	$3,075	$16,931	$793,106	$(176,649)	$42,927	$679,390

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2022	30,683.393	$3,068	$15,068	$759,208	$(122,022)	$44,232	$699,554
Net income attributable to Ebix, Inc.	—	—	—	38,534	—	—	38,534
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,305)	(1,305)
Cumulative translation adjustment	—	—	—	—	(54,627)	—	(54,627)
Vesting of restricted stock	74,164	7	(7)	—	—	—	—
Share based compensation	—	—	1,934	—	—	—	1,934
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(2,057)	—	(64)	—	—	—	(64)
Common stock dividends paid, $0.075 per share	—	—	—	(4,636)	—	—	(4,636)
Balance, June 30, 2022	30,755,500	$3,075	$16,931	$793,106	$(176,649)	$42,927	$679,390
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$7,381	$38,534
Net loss attributable to noncontrolling interest	(1,323)	(1,305)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	9,909	9,238
Provision (benefit) for deferred taxes	(27,654)	(24,354)
Share-based compensation	1,288	1,934
(Benefit) provision for doubtful accounts	1,832	1,702
Amortization of right-of-use assets	2,051	1,765
Amortization of capitalized software development costs	103	1,511
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,322)	(16,223)
Receivables from service providers	3,681	(2,194)
Payables to service agents	7,438	1,174
Other assets	(5,749)	(9,826)
Accounts payable and accrued expenses	14,620	8,525
Accrued payroll and related benefits	2,617	1,004
Contract liabilities	(786)	8,766
Lease liabilities	(2,080)	(1,670)
Reserve for potential uncertain income tax return positions	—	—
Other liabilities	4,433	2,863
Net cash provided by operating activities	8,439	21,444

Cash flows from investing activities:
Capitalized software development costs	(546)	(4,170)
Maturities (purchases) of unrestricted marketable securities, net	(870)	(3,214)
Capital expenditures	(7,921)	(9,607)
Net cash (used in) provided by investing activities	(9,337)	(16,991)

Cash flows from financing activities:
Prepayments related to Debt Refinancing	(7,704)	—
Proceeds from term loan	—	—
Principal payments of term loan obligation	(40,961)	(15,933)
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(42)	(64)
Dividend payments	—	(4,636)
Payments of debt obligations, net	(2,780)	(1,672)
(Payments) of/Borrowings under working capital facility, net	1,660	(1,704)
Payments of financing lease obligations, net	(86)	(106)
Net cash used in financing activities	(49,913)	(24,115)
Effect of foreign exchange rates on cash	2,251	(11,767)
Net change in cash and cash equivalents, and restricted cash	(48,560)	(31,429)
Cash and cash equivalents, and restricted cash at the beginning of the period	124,959	114,764
Cash and cash equivalents, and restricted cash at the end of the period	$76,399	$83,335
Supplemental disclosures of cash flow information:
Interest paid	$36,283	$19,088
Income taxes paid	$25,055	$24,222
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

During the six months ended June 30, 2023, there were 2,282 shares, totaling $42 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
    During the six months ended June 30, 2022, there were 2,057 shares, totaling $64 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business — Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 78.8% and 85.2% of the Company’s total revenue for the six months ended June 30, 2023 and 2022, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2023. The condensed consolidated December 31, 2022 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Short-Term Investments — The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in international markets that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold, or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $14.4 million and $17.4 million at June 30, 2023 and December 31, 2022, respectively.

Restricted Cash — The carrying value of our restricted cash in current assets was $8.3 million and $8.2 million at June 30, 2023 and December 31, 2022, respectively. The June 30, 2023 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our international operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of
	June 30,
	2023	2022
	(In thousands)
Cash and cash equivalents	$62,165	$67,511
Restricted cash	8,282	9,415
Restricted cash included in other long-term assets	$5,952	$6,409
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$76,399	$83,335

Fiduciary Funds - Restricted — Due to EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $1.7 million and $2.1 million at June 30, 2023 and December 31, 2022, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising — Advertising costs amounted to $1.8 million and $3.1 million for the three and six month period ended June 30, 2023, respectively, and $2.4 million and $4.3 million for the three and six month period ended June 30, 2022, respectively. The costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of income. The Company expenses advertising costs as incurred.
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

    As of June 30, 2023, the Company had the following financial instruments to which it had to consider both fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at June 30, 2023 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit, and term loan debt. The Company believes that the estimated fair value of such instruments at June 30, 2023 and December 31, 2022 approximates their carrying value as reported on the Company's condensed consolidated balance sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, June 30, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($10.2 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$32,730	$—	$32,730	$—
Mutual funds (recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	106	106	—	—
Total assets measured at fair value	$32,836	$106	$32,730	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,315	$—	$—	$2,315
Total liabilities measured at fair value	$2,315	$—	$—	$2,315

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the six months ended June 30, 2023, there were no transfers between fair value Levels 1, 2, or 3.

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

    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2023 and during the year ended December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	June 30, 2023	December 31, 2022
	(In thousands)

Beginning balance	$2,299	$—

Total remeasurement adjustments:
Remeasurement against goodwill	—	2,299
Foreign currency translation adjustments **	16	—

Acquisitions and settlements
Business settlements	—	—

Ending balance	$2,315	$2,299

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$—

** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at June 30, 2023	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,315	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,299	Discounted cash flow	Projected revenue and probability of achievement
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
    The Company analyzes its different services individually to determine the appropriate basis for revenue recognition, as further described below. Additionally, certain services exist in multiple channels. As Ebix derives revenues from two product/service channels, Exchanges - EbixCash and Insurance, and Risk Compliance Solutions, for policy disclosure purposes, contracts are discussed in conjunction with the channel to which they are most significant.
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

Gift Cards

    EbixCash sells general purpose prepaid gift cards to corporate customers and consumers that can be later redeemed at various merchants. The gift cards are co-branded between EbixCash and its card-issuing banking partners and are affiliated with major payment associations such as VISA, MasterCard, and Rupay. The gift cards are sold to a diversified set of corporate customers from various industries. The gift cards are used by corporate customers to disburse incentives to the end users, which are primarily their employees, agents, and business associates. The gift cards sold by EbixCash are not reloadable, cannot be used at ATMs or for any other cash-out or funds transfer transactions, and are subject to maximum limits per card (currently INR10,000 or approximately $122). Gift cards issued by EbixCash are valid for a period of fifteen months from the date of issuance for virtual cards and three years for physical cards. EbixCash has entered into arrangements with banks and financial institutions to settle payments to merchants based on utilization of the gift cards.

Company Subsidiary Ebix Payment Services Private Limited received ‘a letter of displeasure’ from Reserve Bank of India (‘RBI’) dated March 21, 2023 (‘RBI Letter’), regarding certain of its co-branding arrangements in which RBI observed that the role of Ebix Payment Services as the non-bank entity exceeded the activities permitted under the Master Directions on Issuance and Operation of Prepaid Payment Instruments dated October 11, 2017 and Master Directions on Prepaid Payment Instruments dated August 27, 2021 (collectively, “MD-PPI”). Further, a circular dated April 19, 2023 was also issued by RBI to all approved/authorized PPI Issuers, according to which, RBI noted that as per the contractual arrangements between the banks (‘PPI Issuer’) and non-bank entities, the non-bank entities is inter-alia responsible for funds management, handling of KYC processes, transaction settlement, risk management, liabilities arising out of fraudulent transaction, all types of cards liabilities from customer and corporate’s points of view, etc, which exceeds the activities permitted under the MD-PPI applicable for aforementioned co-branding arrangements. As per the MD-PPI, the role of Ebix Payment Services Private Limited is to be limited to only marketing / distribution of the prepaid payment instruments or providing access to the prepaid payment instrument holders to services that are offered. Therefore, Ebix Payment Services Private Limited has been asked by RBI to suitably amend the co-branding arrangements/ agreements with the banks within one month of the aforesaid communications and strictly comply with the provisions of MD-PPI. Based on its assessment of the RBI letter, Company management is of the view that there will be no material financial impact of the modifications proposed by the RBI on the financial statements for the year ended December 31, 2022.

Consequent to prospective amendments made/proposed to the co-branding arrangements with banks subsequent to year end, the Ebix Payment Services Private Limited would cease to be a principal under the amended arrangements and would act as an agent for the Banks /PPI Issuers. As a result, the revenue to be recognized for services provided by the EbixCash group post such amendments to the agreements would be recognized on net basis in the financial statements. Further, adjustments arising on recognition of revenue on net basis has been considered while presenting consolidated financial information. There is no impact on profits earned

EbixCash Travel Exchanges

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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2023	2022	2023	2022
	(In thousands)
North America	37,720	39,645	76,590	79,671
International	80,710	213,061	284,601	457,363
	$118,430	$250,781	$361,191	$537,034

The reported figures have been summarized as compared to those presented thus for better understanding of the quantum of business undertaken in the United States and other countries. Further, the product/service channels, EbixCash Exchange and Insurance Exchange have been merged as Exchange.

Geographical regions on net basis for comparative purposes (Non GAAP) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2023	2022	2023	2022
	(In thousands)
North America	37,720	39,645	76,590	79,671
International	80,710	75,279	157,913	134,773
	$118,430	$114,924	$234,503	$214,444

The Company’s revenues are derived from two product/service groups: Exchanges and Risk Compliance Solutions.
    Presented in the table below is the breakout of our revenue groups for each of those product/service channels for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Exchanges	98,078	230,943	319,944	498,859
Risk Compliance Solutions	20,352	19,838	41,247	38,175
Totals	$118,430	$250,781	$361,191	$537,034

Product/Services channels on net basis for Comparative purposes (Non GAAP) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Exchanges	98,078	95,086	193,256	176,269
Risk Compliance Solutions	20,352	19,838	41,247	38,175
Totals	$118,430	$114,924	$234,503	$214,444

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At June 30, 2023 and December 31, 2022, the Company had $474

thousand and $486 thousand, respectively, of contract costs in “Other current assets” and $752 thousand and $797 thousand, respectively, in “Other assets” on the Company's condensed consolidated balance sheets.

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,284	$1,822
Costs recognized from the beginning balance	(265)	(968)
Additions, net of costs recognized	208	430
Balance, end of period	$1,227	$1,284

Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $9.4 million and $8.0 million of contract liabilities were included in billed accounts receivable as of June 30, 2023 and December 31, 2022, respectively.
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

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Balance, beginning of period	$46,127	$41,357
Revenue recognized from beginning balance	(26,392)	(30,460)
Additions, net of revenue recognized and currency translation	25,751	35,230
Balance, end of period	$45,486	$46,127

Accounts Receivable and the Allowance for Doubtful Accounts — As of June 30, 2023, reported accounts receivable of $163.2 million (net of $18.9 million allowance for doubtful accounts receivable) includes $52.8 million of contract assets. As of December 31, 2022, reported accounts receivable of $154.5 million (net of $18.2 million allowance for doubtful accounts receivable) includes $55.2 million of contract assets. The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt expense (recovery) in the amount of $1.4 million and $1.8 million for the three and six month period ended June 30, 2023 and $2.1 million and $1.7 million for the three and six month period ended June 30, 2022.

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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments occurred or were recognized in the year ended December 31, 2022 or in the six months ended June 30, 2023.

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

    During the three months ended June 30, 2023, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized gain of $2.4 million, which was primarily caused by the weakening of the international currencies.
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

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share ("EPS") is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$308	$19,343	$7,381	$38,534
Basic weighted average shares outstanding	30,866	30,745	30,854	30,729
Dilutive effect of stock options and restricted stock awards	3	11	2	27
Diluted weighted average shares outstanding	30,869	30,756	30,856	30,756
Basic earnings per common share	$0.01	$0.63	$0.24	$1.25
Diluted earnings per common share	$0.01	$0.63	$0.24	$1.25

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three and six month period ended June 30, 2023 were 180,000 and for the three and six month period ended June 30, 2022 were 138,000.

Note 3: Business Combinations
As part of its comprehensive business growth and expansion strategy, the Company seeks to execute accretive business acquisitions that are, in most cases, complementary to Ebix's existing products and services.
    During the six months ending June 30, 2023, the Company completed no business acquisitions.

    During the twelve months ended December 31, 2022, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one-, two-, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of both June 30, 2023 and December 31, 2022, the total of these contingent consideration liabilities was $2.3 million.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, its subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at June 30, 2023 had a balance of $171.9 million. The Credit Facility was set to mature on February 2023; however, in May 2023, the company entered into Amendment No. 14 to its Credit Facility, which provides for, among other things, an extension of the maturity date from May 23, 2023 to September 30, 2023 ("Credit Facility Maturity Date"), as discussed in more details below. At June 30, 2023 the outstanding balance of the Credit Facility, $616.8 million, was classified as a current liability. The Company expects to address the Credit Facility maturity prior to the Credit Facility Maturity Date, and intends to do so in conjunction with the resolution of the anticipated IPO of EbixCash, as further described within Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources". The refinancing of the Credit Facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO of EbixCash will be in the amount currently expected. Further, no assurances can be given when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company.

On July 21, 2023, the Company entered into an amendment No. 15 that specifically provided for, among other things, the deletion of the event of default deadline for the mandatory public opening of subscription to investors of the shares of the Company’s subsidiary EbixCash on the Indian stock market on or by prior to July 31, 2023. Also, Amendment 15 that changed the possible additional amendment fee (the “Amendment Fee”) that had been included as part of Amendment No. 14, as discussed below, from an amount equal to 1.50% of the aggregate principal amount of the outstanding term loan (the “Term Loan and the lenders’ commitments under the revolving line of credit (the “Revolver”), whether or not utilized, to 2%. The Amendment Fee will be waived if all of the Revolver has been terminated and the Term Loan and all other obligations due the lenders are fully repaid on or before August 31, 2023.

On May 23, 2023, the company signed an amendment (“Amendment No. 14”) to its existing credit agreement, extending the maturity date to September 30, 2023. Amendment No. 14 provided for, among other things, an extension of the maturity date for both the Revolver and the term loan the Term Loan, each as existing under the Credit Agreement. It was conditioned, among other things, upon the Company (i) making a $5,000,000 payment of the Term Loan by June 30, 2023 and (ii) paying a customary consent fee which will be payable over time and partially waived if certain conditions are met.

Amendment No. 14 also specifically provided for the application of a certain percentage of the proceeds from certain liquidity events towards payment of outstanding principal and interest obligations at that time. These events would have included the public listing of the shares of the Company’s subsidiary EbixCash on the Indian stock market by July 31, 2023, the proceeds from the issuance of any additional debt and/or securities if raised by the Company and the proceeds from the monetization of any asset sale, if carried out by the Company.

Amendment No. 14 (i) increased the applicable margin for the facilities under the Credit Agreement to (x) 7.50% per annum for SOFR loans and letter of credit fees, (y) 6.50% per annum for base rate loans, and (ii) further increases the applicable margin for the facilities under the Credit Agreement on August 31, 2023 to (x) 8.00% per annum for SOFR loans and letter of credits fees, and (y) 7.00% per annum for base rate loans. Amendment 14 also included the Amendment Fee of 1.50%.

On February 21, 2023, the company entered into Amendment No. 13 to its Credit Facility, which provides for, among other things, an extension of the maturity date from February 21, 2023 to May 23, 2023 ("Credit Facility Maturity Date"). Amendment No. 13 to the Credit Facility required the Company to make a $5 million prepayment of the Revolver on February, 21, 2023 and a $5 million amortization payment on the Term Loan on March 31, 2023. Any repayments under the Revolver will be accompanied by a corresponding reduction in the aggregate revolving commitments. Lastly, amendment No. 13 modified certain other provisions within the Credit Agreement and has resulted in an approximately 1% per annum interest rate increase beginning February 21, 2023.

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

As of June 30, 2023, the Company's condensed consolidated balance sheets include $2.3 million of remaining deferred financing costs in connection with the Credit Facility, which are being amortized as a component of interest expense through the Credit Facility Maturity Date. $1.4 million of such deferred financing costs pertain to the Revolver, and $0.9 million pertains to the Term Loan, which is netted against the current portion of the Term Loan as reported on the condensed consolidated balance sheets. At December 31, 2022, the Company's Consolidated Balance Sheets included $1.2 million of remaining deferred financing costs in connection with the Credit Facility, with $0.7 million pertaining to the Revolver, and $0.5 million pertaining to the Term Loan, of which $0.5 million was netted against the current portion of the Term Loan.

    As of June 30, 2023, the outstanding balance on the Revolver was $444.9 million and the Revolver carried an interest rate of 11.95% at June 30, 2023. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the six months ended June 30, 2023, the average and maximum outstanding balances of the revolving line of credit component of the Credit Facility were both $444.9 million. At December 31, 2022, the outstanding balance on the Revolver was $449.9 million and the Revolver carried an interest rate of 9.69%.

    As of June 30, 2023, the outstanding balance on the Term Loan was $171.9 million, of which $171.9 million is due within the next twelve months. $17.5 million of principal payments were made during the six months ended June 30, 2023, of which $0.0 million were scheduled amortization payments. This Term Loan also carried an interest rate of 11.95% at June 30, 2023. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets at June 30, 2023. At December 31, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million was due within twelve months. The Term Loan also carried an interest rate of 9.69% at December 31, 2022.

    The Company maintains working capital debt facilities with banks in international markets for working capital funding requirements to support our foreign exchange and payment remittance businesses. We are required to extend short term credits to franchisee networks (B2B) and corporate customers. Additionally we are required to maintain minimum levels of foreign currency inventory across branches and airport operations. Typically, these facilities carry interest rates of 9.00% to 10%, are rupee-denominated working capital lines, and are collateralized against the receivables of these businesses and existing foreign currency inventory on hand.

    As of June 30, 2023 and December 31, 2022, the total of these working capital facilities was $5.0 million and $3.4 million, respectively, and is included in current liabilities in the Company's condensed consolidated balance sheets.

Note 5: Commitments and Contingencies

On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil (“Defendants”), for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action"). On July 17, 2023, the Court dismissed the Class Action in its entirety with prejudice for failure to state a claim.

On May 14, 2021, Javier Calvo, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Southern District of New York on behalf of Ebix captioned Calvo v. Raina, et. al., Case No. 21-cv-4380-JMF (the "Calvo Action"), against individual defendants Robin Raina, Steven M Hamil, Hans U. Benz, Rolf Herter, Neil D. Eckert, Pavan Bhalla, Hans Ueli Keller, and George W. Hebard, and nominal defendant Ebix asserting claims related to the RSM resignation. On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. The Consolidated Derivative Action is currently stayed by agreement of the parties and order of the Court.

On November 5, 2021, Daniel Lilienfeld, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Northern District of Georgia on behalf of Ebix captioned Lilienfeld v. Raina, et. al., Case No. 1:21-cv-04590-ELR (the "Lilienfeld Action"), asserting claims against the same defendants as the Consolidated Derivative Action. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On July 26, 2023, Mr. Lilienfeld dismissed the Lilienfeld Action without prejudice.

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Consolidated Derivative Action and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. The Shah Action was stayed by agreement of the parties and order of the Court. On July 26, 2023, Mr. Shah dismissed the Shah Action without prejudice.

The Company along with Ebix Singapore Pte. Ltd. (the “Ebix Group”) had purchased 80% Equity Shares of Ebix Payment Services Private Limited (“ItzCash”) with effect from April 1, 2017. During the Financial Year 2020, the erstwhile shareholders of ItzCash raised a dispute with the Ebix Group alleging breaches of the share purchase agreement and shareholders’ agreement entered into between the parties and demanding for termination of the shareholders’ agreement, payment of earn out consideration and buyout of minority shareholding. The matter is under arbitration in accordance with the rules of the Singapore International Arbitration Centre (“SIAC”). The arbitration proceedings have concluded, and the arbitral tribunal has passed a partial order dated June 1, 2023 (“Partial Award”) which inter alia states the following (i) the termination of the shareholders agreement executed amongst the Company, Ebix Singapore, Ebix World Money, Vyoman, Ashok Kumar Goel and Ebix Payment Services dated May 12, 2017 (“SHA”) by Vyoman and Mr. Goel was justified (ii) our Company and Ebix World Money (and failing performance, Ebix Singapore) are jointly and severally obliged to purchase the existing shareholding of Vyoman and Mr. Goel under the SHA at a price determined by an independent valuer, once such determination has been made in accordance with the relevant provisions of the SHA and (iii) Claimants were not entitled to specific performance to receive payment of the first and second earn-out thresholds under the aforementioned agreements; and (iv) our Company, Ebix Singapore, Ebix World Money and Ebix Payment Services were found in breach of certain clauses of the aforementioned agreements. Due to absence of explanation of how Claimants incurred or may have incurred losses pursuant to such breaches of the above mentioned agreements the Partial Award directed payment of nominal damages by the Respondents in an joint and several manner to the Claimants as follows: (i) SGD 200 each to Vyoman and Ashok Kumar Goel in respect to the breaches of the SHA and (ii) SGD 100 to each of the 17 other claimants in respect to breaches of the Promoter SPA,

Employee SPA and Investor SPA. The Partial Award also states that the directions in relation to the arbitration costs will be dealt in the final award. The matter is currently pending.

The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 6: Income Taxes
    The Company recorded a net income tax expense of $164 thousand and $787 thousand (12.74%) during the three and six months ended June 30, 2023, which included tax expense of $1.6 million and $1.8 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax benefit, exclusive of discrete items, was $1.4 million and $971 thousand (15.67%) for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023 and June 30, 2022, there was an increase of $1.4 million and $146 thousand to this liability reserve, respectively. The Company expects its full year effective tax rate to be in the range of 8% to 10%.
     As of June 30, 2023 and December 31, 2022 a liability of $7.8 million and $6.4 million for uncertain tax positions is included in other long-term liabilities of the Company's condensed consolidated balance sheets. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

    The following enterprise-wide information relates to the Company's geographic locations:

	Six Months Ended	As of	Six Months Ended	As of
	June 30, 2023	June 30, 2023	June 30, 2022	December 31, 2022
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
North America	76,590	388,113	79,671	374,891
International	284,601	803,515	457,363	785,746
	$361,191	$1,191,628	$537,034	$1,160,637

Enterprise-wide information relates to the Company's geographic locations on net basis for Comparative Purposes (Non GAAP)

	Six Months Ended	As of	Six Months Ended	As of
	June 30, 2023	June 30, 2023	June 30, 2022	December 31, 2022
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
North America	76,590	388,113	79,671	374,891
International	157,913	803,515	134,773	785,746
	$234,503	$1,191,628	$214,444	$1,160,637

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of Ebix Vayam Limited JV, and, during the three and six months ended June 30, 2023, Ebix Vayam Limited JV recognized $105 thousand and $206 thousand, respectively, of revenue from Vayam. During the three and six months ended June 30, 2022, Ebix Vayam Limited JV recognized $245 thousand and $521 thousand, respectively, of revenue from Vayam. As of June 30, 2023, Ebix Vayam Limited JV had $11.8 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.7 million. As of December 31, 2022, Ebix Vayam Limited JV had $11.6 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.7 million.

    Effective September 2015, Ebix and Independence Holding Company ("IHC") formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business in the U.S. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of EbixHealth JV into the Company's financial statements and separately reporting EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of EbixHealth JV, and, during the three and six months ended June 30, 2023, EbixHealth JV recognized $238 thousand and $491 thousand, respectively, of revenue from IHC. During the three and six months ended June 30, 2022, EbixHealth JV recognized $300 thousand and $614 thousand of revenue from IHC. As of June 30, 2023 and December 31, 2022, EbixHealth JV had $76 thousand and $74 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and six months ended June 30, 2023 the Company recognized $26 thousand and $43 thousand, respectively, of revenue from IHC. During the three and six months ended June 30, 2022, the Company recognized $20 thousand and $40 thousand of revenue from IHC. As of June 30, 2023 and December 31, 2022, Ebix had $47 thousand and $44 thousand of accounts receivable with IHC. EbixHealth JV has a $1.8 million note due to IHC. The Company recorded $125 thousand in amortization expense related to the IHC customer relationship intangible during the six months ending June 30, 2023.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the six months ended June 30, 2023 and the year ended December 31, 2022 are reflected in the following table:

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Beginning Balance	$881,676	$939,249
Additions	—	—
Purchase accounting adjustments	—	—
Foreign currency translation adjustments	$5,425	(57,573)
Ending Balance	$887,101	$881,676

    The carrying value of finite-lived and indefinite-lived intangible assets at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$101,333	$101,401
Developed technology	37,139	34,427
Dealer network	6,067	5,877
Airport contracts	4,021	3,992
Trademarks	2,667	2,651
Store networks	2,169	2,153
Brand	797	791
Non-compete agreements	704	702
Database	212	212
Backlog	140	140
Total intangibles	155,249	152,346
Accumulated amortization	(107,254)	(101,446)
Finite-lived intangibles, net	$47,995	$50,900

Indefinite-lived intangibles:	.
Customer/territorial relationships	16,647	16,647

Amortization expense recognized in connection with acquired intangible assets was $3.5 million and $7.0 million and for the three and six month period ended June 30, 2023, respectively, and $2.5 million and $5.0 million for the three and six month period ended June 30, 2022, respectively.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings; development of the P&C underwriting insurance data exchange platform servicing the London markets; development of SaaS based Asset Management and Collection platforms having global application; development of single sign on agent and customer portal, including mobile application, and content development work related to the e-learning business. During the three and six months ended June 30, 2023, the Company capitalized $(0.4) million and $0.5 million, respectively. During the three and six months ended June 30, 2022, the Company capitalized $1.5 million and $4.2 million of such development costs. At June 30, 2023 and December 31, 2022, a total of $15.9 million and $15.3 million, respectively, of remaining unamortized development costs are reported on the Company’s condensed consolidated balance sheets.

    During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.1 million, respectively, of amortization expense with regards to these capitalized software development costs. During the three and six months ended June 30, 2022, related amortization expense was $0.8 million and $1.5 million respectively.

Note 11: Other Current Assets

    Other current assets at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Prepaid expenses	$79,365	$71,449
Sales taxes receivable from customers	5,723	3,289
Other third party receivables	678	1,034
Credit card merchant account balance receivable	712	704
Short term portion of capitalized costs to obtain and fulfill contracts	474	486
Accrued interest receivable	598	651
Other	11,048	9,774
Total	$98,598	$87,387

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers, and certain office equipment with expiration dates ranging through 2028 with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At June 30, 2023, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2023	1,958	71	2,029
2024	2,979	133	3,112
2025	2,221	19	2,240
2026	1,394		1,394
2027	637	—	637
Thereafter	1,141	—	1,141
Total	10,330	223	10,553
Less: present value discount*	(1,304)	(9)	(1,313)
Present value of lease liabilities	9,026	214	9,240

Less: current portion of lease liabilities	(3,024)		(3,024)
Total long-term lease liabilities	$6,002	$214	$6,216

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $8.7 million and $9.6 million as of June 30, 2023, and December 31, 2022, respectively. The lease cost is recognized in our condensed consolidated statements of income in the category of general and administrative and is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating Lease Cost	$1,063	$989	$2,129	$1,980
Finance Lease Cost:
Amortization of Lease Assets	34	46	74	94
Interest on Lease Liabilities	3	6	7	13
Finance Lease Cost	37	52	81	107
Sublease Income	—	(23)	(24)	(46)
Total Net Lease Cost	$1,100	$1,018	$2,186	$2,041

    Other information about lease amounts recognized in our condensed consolidated statement of income is summarized as follows:

June 30, 2023
Weighted Average Lease Term - Operating Leases	1.62 years
Weighted Average Lease Term - Finance Leases	3.89 years
Weighted Average Discount Rate - Operating Leases	5.4%
Weighted Average Discount Rate - Finance Leases	8.2%

    At June 30, 2023, our lease liability of $9.2 million does not include certain arrangements, which are primarily airport leases that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $8.9 million as follows:

Year	Commitments
(in thousands)
2023 (Remaining six months)	$5,208
2024	3,214
Thereafter	$516
Total	$8,938
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the six months ended June 30, 2023 and 2022 was $10.3 million and $18.6 million, respectively.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at June 30, 2023.

Note 14: Other Current Liabilities

    Other current liabilities at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$24,023	$23,630
Acquisition obligations (upfront purchase and contingent consideration)	1,606	2,153
Total	$25,629	$25,783

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
The reported figures have been summarized as compared to those presented thus for better understanding of the quantum of business undertaken in the United States and other countries. Further, the product/service channels, EbixCash Exchange and Insurance Exchange have been merged as Exchange.

The Registrant’s subsidiary, EbixCash Limited has filed a draft red herring prospectus with the Securities and Exchange Board of India and is in the process of executing an initial public offering of its equity shares, subject to market conditions and regulatory approvals. The financial information of EbixCash Limited consolidated into our financial statements as of and for the six months ended June 30, 2023 is summary, indicative and not final. Further such financial information has not been audited or reviewed by the auditors of such company.

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure software exchanges and e-commerce services to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other primarily Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 78.8% and 85.2% of the Company’s total revenue for the six months ended June 30, 2023 and 2022, respectively.

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

During the fiscal years ended December 31, 2020, December 31, 2021, and December 31, 2022, we experienced a decrease in demand for certain of our solutions and services, particularly those related to the Company's travel, foreign exchange, remittance, e-learning and consulting business areas, after certain government restrictions were implemented. This decreased demand continued throughout 2022 in varying degrees for each business area, and still persists through the date of this filing for all of the above mentioned business areas. We expect that demand variability for our products and services will continue as a result of the COVID-19 pandemic, despite the end of the U.S. declaration of a national public health emergency and we cannot predict with any certainty when demand for these solutions/services will return to pre-COVID-19 levels.

    Our reported results for the six-month period ended June 30, 2023 may not be reflective of current market conditions, or indicative of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic or other global events or economic conditions to a greater extent than the reported period. The impact of the COVID-19 pandemic and other global events mentioned above may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a complete description of the material risks that the Company currently faces.
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
    Ebix’s revenue streams are derived from product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Exchanges	98,078	230,943	319,944	498,859
Risk Compliance Solutions	20,352	19,838	41,247	38,175
Totals	$118,430	$250,781	$361,191	$537,034

Product/Services channels on net basis for Comparative purposes (Non GAAP) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Exchanges	98,078	95,086	193,256	176,269
Risk Compliance Solutions	20,352	19,838	41,247	38,175
Totals	$118,430	$114,924	$234,503	$214,444

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Subscription	33%	16%	23%	16%
Transaction-Based	55%	78%	69%	78%
Professional Services/Consulting/Other	12%	6%	8%	6%

The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue on net basis for Comparative purposes (Non GAAP) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Subscription	33%	35%	35%	38%
Transaction-Based	55%	52%	53%	48%
Professional Services/Consulting/Other	12%	13%	12%	14%

Results of Operations — Three Months Ended June 30, 2023 and 2022
Operating Revenue

The company total revenues on GAAP basis decreased 52.8% year-over-year during the second fiscal quarter of 2023 versus Q2, 2022 and 50.8% on constant currency basis.

    During the three months ended June 30, 2023, the company total operating revenues increased $3.5 million, or 3%, to $118.4 million as compared to $114.9 million during the second quarter of 2022 on Non-GAAP basis. Total revenues on a constant currency basis would have been $4.8 million higher in Q2 2023 at $123.2 million. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the U.S. and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and the closure of non-essential businesses. Our travel, foreign exchange, remittance, e-learning, and financial technologies businesses continue to generate revenues below pre-COVID 19 operating levels, but the Company is seeing a material rebound in these businesses during 2023 year-to-date.

Total revenues increased year-over-year during the second fiscal quarter of 2023 due primarily to a year-over-year increase in international revenues by $5.1 million increase or 6.7%. over the second quarter of 2022 on Non GAAP basis. Reported revenues were negatively impacted by the weakening of foreign exchange rates in our operating geographies during the second quarter ended June 30, 2023. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, decreased reported revenues by approximately $4.8 million for the three months ended June 30, 2023. This negative impact from foreign exchange rate movements was the most pronounced negative impact on the Company's quarterly revenues in the past five fiscal years. International revenue accounted for 69.3% and 84.9% (65.5% on Non-GAAP basis) of the Company’s total revenue for the three months ended June 30, 2023 and 2022, respectively.
Cost of Services Provided

Cost of Services includes costs associated with customer support, consulting, implementation, and training services. The cost of services decreased by 80.1% in second fiscal quarter year over year versus Q2, 2022 on GAAP basis. However, cost of services provided increased $0.3 million, or 1%, to $33.8 million in the second quarter of 2023 as compared to $33.5 million in the second quarter of 2022 on Non-GAAP basis. For the three months ended June 30, 2023, cost of services as a percentage of total revenues decreased to 28.5% of total revenues as compared to 67.5% (29.1% on Non-GAAP basis) for the three months ended June 30, 2022. The decrease in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year-over-year.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers, and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses decreased $0.7 million, or 7%, to $10.9 million during the second quarter of 2023 as compared to $10.2 million during the second quarter of 2022. The year-over-year increase in product development expenses in the second quarter of 2023 was driven by increased labor costs.
Sales and Marketing Expenses
    Sales and marketing expenses of $3.6 million in the second quarter of 2023 decreased compared to $4.5 million in the second quarter of 2022.
General and Administrative Expenses
    General and administrative expenses increased $4.4 million, or 14%, to $36.1 million in the second quarter of 2023 as compared to $31.7 million in the second quarter of 2022. The year-over-year increase is primarily due to increased legal and professional costs related to debt refinancing of approximately $6.1 million, personnel costs, including travel expenses, and an increase in rent expenses, the second quarter of 2023 versus the comparable prior year period.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $0.0 million, or 0%, to $4.9 million in the second quarter of 2023 as compared to $4.9 million in the second quarter of 2022, primarily due to the impact from increased capital expenditures over the past several quarters, and certain reclassifications and useful life adjustments made by the Company in the first quarter of 2023 that were not material to the overall financial condition of the Company.
Interest Income
    Interest income decreased $14 thousand, or 21%, to $52 thousand in the second quarter of 2023 as compared to $66 thousand in the second quarter of 2022. The increase resulted from both a higher interest rate environment and increased amounts of interest-bearing short term investments and restricted cash balances in 2023 versus the comparable period in 2022.
Interest Expense
    Interest expense of $24.6 million in the second quarter of 2023 increased 111% as compared to $11.7 million in the second quarter of 2022. While the average outstanding balance under the Company's Credit Facility decreased year-over-year by approximately $22.3 million from approximately $640.1 million to approximately $617.8 million, the Company's interest rate increased by approximately 6.5% year-over-year. The increased interest rate environment, coupled with increased amortization of deferred financing costs in the second quarter of 2023 versus the comparable prior year quarter resulted in increased interest expense year-over-year of over $17.2 million. Offsetting the increased interest expense from the Credit Facility was a year over year decrease in interest expense from the Company's working capital facilities in international markets. The average balance of our working capital facilities increased year-over-year by approximately $2.0 million.
Non-Operating (Loss)/Income
Non-operating loss in the second quarter of 2023 decreased to $3.6 million as compared to $0.4 million in the prior year. These expenses in 2023 and 2022 are attributable to non-operating expenses in our international operations.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the three months ended June 30, 2023 in the amount of $0.8 million which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes

    The Company recorded net income tax expense of $164 thousand (12.74%) during the three months ended June 30, 2023, which included tax expense of $1.6 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $1,405 thousand (15.67%) during the three months ended June 30, 2023. The Company expects its full year effective tax rate to be in the range of 8% to 10%.
Liquidity and Capital Resources
    Our principal sources of liquidity are the cash flows provided by our operating activities and cash and cash equivalents on hand. The Credit Facility is due to mature on September 30, 2023. As a result, at June 30, 2023 the outstanding balance of the Credit Facility, $616.8 million, was classified as a current liability. The Company has a negative working capital position of $470.4 as of June 30, 2023. The Company expects to address the maturity of the Credit Facility prior to the Credit Facility Maturity Date, and intends to do so in conjunction with the resolution of the anticipated IPO of EbixCash described below. Any refinancing of the Credit Facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or Internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO (described below) will be in the amount currently expected.
The Company’s Indian subsidiary, EbixCash, filed a Draft Red Herring Prospectus ("DRHP") with the Securities and Exchange Board of India on March 9, 2022, for an initial public offering aggregating up to ₹60,000 million or $787 million (the “IPO”). The Company received SEBI Final Observation letter on April 10, 2023 allowing it to raise funds through IPO. As per DRHP, an amount up to approximately $360 million could be utilized towards purchase of outstanding compulsorily convertible debentures from Ebix Asia Holdings Inc, Mauritius and in turn remittance to Ebix, Inc., which is proposed to be used towards reduction of Ebix Inc.’s outstanding debt. Approximately $130 million as per DRHP, is proposed to be utilized for working capital requirements of EbixCash and its subsidiaries. The remaining proceeds as per DRHP, are to be utilized towards, inter alia, growth-related initiatives of EbixCash, including acquisitions and other investments. No assurances can be given when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company.

The Company also recently announced that it is pursuing other strategic options, and The Board of Directors has formed a special independent committee, the Strategic Investment Committee (SIC), in part to assist it in further evaluating all alternatives to address the capital required to refinance the Credit Facility. Accordingly, SIC appointed an investment banker to assist in a prospective part-asset sale exercise. The SIC has already received commercial offers from multiple bidding parties with potential proceeds from the asset sale, being possibly sufficient to repay 100% of the Company’s bank debt. Currently the strategic and financial bidders are conducting due diligence, which are in different stages of review.

The Company is also pursuing multiple other capital raising strategies to address the refinancing requirements of the Credit Facility, including debt, equity, and hybrid debt/equity options at the corporate level and within the international operations.
Our current ratio decreased to 0.43 at June 30, 2023 from 0.46 at December 31, 2022 and our working capital position decreased to $(470.4) million at June 30, 2023 from $(447.0) million at December 31, 2022 due to the classification of the Credit Facility as a current liability at June 30, 2023. Our current ratio and working capital position, net of the impact of the classification of debt as current liabilities and assuming similar current maturities of debt at December 31, 2022, would have been approximately 1.7 and $146.7 million, respectively, at June 30, 2023.
We believe that the anticipated cash flows provided by our operating activities, together with current cash balances, will be sufficient to meet our projected cash requirements for managing day to day business operations through June 2024 other than the debt repayment due on September 30 2023. However, there can be no assurance that additional capital will not be required sooner. Any projections of future cash needs, cash flows, and the general market conditions for debt and equity securities is subject to substantial uncertainty.
Our unrestricted cash and cash equivalents were $62.2 million and $110.6 million at June 30, 2023 and December 31, 2022, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of August 7, 2023 are presented in the table below:

Country/Region	Cash, Restricted Cash and Short-Term Investments
(In thousands)
North America	$7,226
International	$78,117
Total	$85,343

     To the extent we have available capital, we intend to continue to utilize cash flows generated by our ongoing operating activities towards the refinancing of our Credit Facility, in combinations with the possible issuance of additional debt or equity, a prospective EbixCash IPO, and a prospective part-asset sale to retire outstanding indebtedness and to fund organic growth initiatives and capital expenditures. However, the maturity of the Credit Facility as well as the covenants in that Credit Facility could have the effect of adversely affecting our ability to run our business in good standing.

Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
    During the six months ending June 30, 2023, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2022, the Company completed no business acquisitions.
Operating Activities
    Net cash provided by our operating activities was $8.4 million for the six months ended June 30, 2023. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $7.4 million, $9.9 million of depreciation and amortization, $1.3 million of non-cash share-based compensation, $2.1 million of right-of-use assets amortization, a $-0.8 million increase in contract liabilities, a $(27.7) million impact from the provision for deferred taxes, and $19.6 million of working capital requirements, primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses, offset in part by increases in payables to service agents, other liabilities and contract liabilities. During the six months ended June 30, 2023, the Company made $25.1 million of tax payments.

    Net cash provided by our operating activities was $21.4 million for the six months ended June 30, 2022. The primary components of the cash provided by our operating activities during the six-month period consisted of net income of $38.5 million, $9.2 million of depreciation and amortization, $1.9 million of non-cash share-based compensation, $1.8 million of right-of-use assets amortization, $1.5 million of amortization of capitalized software development costs, and $1.8 million of working capital requirements, primarily due to increased accounts receivable and receivables from services provides, an increase in the other assets, and decreased accounts payable and accrued expenses. During the six months ended June 30, 2022, the Company made $24.2 million of tax payments.

Investing Activities

    Net cash used for investing activities during the six months ended June 30, 2023 was $9.3 million, and consisted primarily of $7.9 million for capital expenditures, $0.5 million for software development costs that were capitalized and an increase in marketable securities of $0.9 million (specifically bank certificates of deposit).

    Net cash used for investing activities during the six months ended June 30, 2022 was $17.0 million, and consisted primarily of $4.2 million for software development costs that were capitalized, $9.6 million for capital expenditures, and decreases in marketable securities of $3.2 million (specifically bank certificates of deposit).

Financing Activities
    During the six months ended June 30, 2023, net cash used in financing activities was $49.9 million, which consisted primarily of $41.0 million used to make principal payments on the existing term loan, a $1.7 million increase in EbixCash working capital facilities.

    During the six months ended June 30, 2022, net cash used in financing activities was $24.1 million, which consisted primarily of an $1.7 million reduction in international working capital facilities, $15.9 million used to make scheduled payments on the existing term loan and $4.6 million of dividends to our common stockholders.

Credit Facility

The Company's Credit Facility provides a $445 million Revolver as well as a Term Loan, which at June 30, 2023 had a balance of $171.9 million. The Credit Facility is set to mature on September 30, 2023. As a result of the impending maturity within the next twelve months from the June 30, 2023 financial statements date herein, the outstanding balance of the Credit Facility, $616.8 million, is classified as a current liability within the Condensed Consolidated Balance Sheets. Because of this classification of the Credit Facility as a current liability, the Company has a negative working capital position of $470.4 million.

On July 21, 2023, the Company entered into an amendment No. 15 that specifically provided for, among other things, the deletion of the event of default deadline for the mandatory public opening of subscription to investors of the shares of the Company’s subsidiary EbixCash on the Indian stock market on or by prior to July 31, 2023. Also, Amendment 15 that changed the possible additional amendment fee (the “Amendment Fee”) that had been included as part of Amendment No. 14, as discussed below, from an amount equal to 1.50% of the aggregate principal amount of the outstanding term loan (the “Term Loan and the lenders’ commitments under the revolving line of credit (the “Revolver”), whether or not utilized, to 2%. The Amendment Fee will be waived if all of the Revolver has been terminated and the Term Loan and all other obligations due the lenders are fully repaid on or before August 31, 2023.

On May 23, 2023, the company signed an amendment (“Amendment No. 14”) to its existing credit agreement, extending the maturity date to September 30, 2023. Amendment No. 14 provided for, among other things, an extension of the maturity date for both the Revolver and the term loan the Term Loan, each as existing under the Credit Agreement. It was conditioned, among other things, upon the Company (i) making a $5,000,000 payment of the Term Loan by June 30, 2023 and (ii) paying a customary consent fee which will be payable over time and partially waived if certain conditions are met.

Amendment No. 14 also specifically provided for the application of a certain percentage of the proceeds from certain liquidity events towards payment of outstanding principal and interest obligations at that time. These events would have included the public listing of the shares of the Company’s subsidiary EbixCash on the Indian stock market by July 31, 2023, the proceeds from the issuance of any additional debt and/or securities if raised by the Company and the proceeds from the monetization of any asset sale, if carried out by the Company.

Amendment No. 14 (i) increased the applicable margin for the facilities under the Credit Agreement to (x) 7.50% per annum for SOFR loans and letter of credit fees, (y) 6.50% per annum for base rate loans, and (ii) further increases the applicable margin for the facilities under the Credit Agreement on August 31, 2023 to (x) 8.00% per annum for SOFR loans and letter of credits fees, and (y) 7.00% per annum for base rate loans. Amendment 14 also included the Amendment Fee of 1.50%.

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

As of June 30, 2023, the outstanding balance on the Revolver was $444.9 million and the Revolver carried an interest rate of 11.95% at June 30, 2023. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the six months ended June 30, 2023, the average and maximum outstanding balances of the Revolver were both $444.9 million. At December 31, 2022, the outstanding balance on the Revolver was $449.9 million and the Revolver carried an interest rate of 9.69%. During 2022, the average and maximum outstanding balances on the Revolver were both $444.9 million.

    As of June 30, 2023, the outstanding balance on the Term Loan was $171.9 million, of which $171.9 million is due within the next twelve months. $17.5 million of principal payments were made during the six months ended June 30, 2023, of which $0.0 million were scheduled amortization payments. This Term Loan also carried an interest rate of 11.95% at June 30, 2023, subject to the same above mentioned increase in interest rate as the Revolver. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets. At December 31, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million was due within twelve months. The Term Loan also carried an interest rate of 9.69% at December 31, 2022.
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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues, or financial condition. During the six months ended June 30, 2023 and 2022, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $10.1 million and $(54.6) million, respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $4.7 million and $6.9 million for the six months ended June 30, 2023 and 2022, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of June 30, 2023, the Company had $616.8 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $171.9 million term loan, and a $444.9 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based on SOFR related interest rate, and stood at 11.95% at June 30, 2023. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the SOFR rate. Such an adverse change in the SOFR rate would have resulted in a reduction to pre-tax income of approximately $3.7 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the six months ended June 30, 2023 were approximately $115.9 million and its existing cash balances as of June 30, 2023 were $62.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.1 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
    There were no other material changes to our market risk exposure during the six months ended June 30, 2023 and 2022. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2023. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil (“Defendants”), for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action"). On July 17, 2023, the Court dismissed the Class Action in its entirety with prejudice for failure to state a claim.

On May 14, 2021, Javier Calvo, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Southern District of New York on behalf of Ebix captioned Calvo v. Raina, et. al., Case No. 21-cv-4380-JMF (the "Calvo Action"), against individual defendants Robin Raina, Steven M Hamil, Hans U. Benz, Rolf Herter, Neil D. Eckert, Pavan Bhalla, Hans Ueli Keller, and George W. Hebard, and nominal defendant Ebix asserting claims related to the RSM resignation. On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. The Consolidated Derivative Action is currently stayed by agreement of the parties and order of the Court.

On November 5, 2021, Daniel Lilienfeld, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Northern District of Georgia on behalf of Ebix captioned Lilienfeld v. Raina, et. al., Case No. 1:21-cv-04590-ELR (the "Lilienfeld Action"), asserting claims against the same defendants as the Consolidated Derivative Action. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On July 26, 2023, Mr. Lilienfeld dismissed the Lilienfeld Action without prejudice.

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Consolidated Derivative Action and Lilienfeld Actions. The complaint similarly asserts a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. The Shah Action is currently stayed by agreement of the parties and order of the Court. On July 26, 2023, Mr. Shah dismissed the Shah Action without prejudice.

EbixCash along with Ebix Singapore Pte. Ltd. (the “Ebix Group”) had purchased 80% Equity Shares of Ebix Payment Services Private Limited (“ItzCash”) with effect from April 1, 2017. During the Financial Year 2020, the erstwhile shareholders of ItzCash raised a dispute with the Ebix Group alleging breaches of the share purchase agreement and shareholders’ agreement entered into between the parties and demanding for termination of the shareholders’ agreement, payment of earn out consideration and buyout of minority shareholding. The matter is under arbitration in accordance with the rules of the Singapore International Arbitration Centre. The arbitration proceedings have concluded, and the arbitral tribunal has passed a partial order dated June 1, 2023 (“Partial Award”) which inter alia states the following (i) the termination of the shareholders agreement executed amongst the Company, Ebix Singapore, Ebix World Money, Vyoman, Ashok Kumar Goel and Ebix Payment Services dated May 12, 2017 (“SHA”) by Vyoman and Mr. Goel was justified (ii) our Company and Ebix World Money (and failing performance, Ebix Singapore) are jointly and severally obliged to purchase the existing shareholding of Vyoman and Mr. Goel under the SHA at a price determined by an independent valuer, once such determination has been made in accordance with the relevant provisions of the SHA and (iii) Claimants were not entitled to specific performance to receive payment of the first and second earn-out thresholds under the aforementioned agreements; and (iv) our Company, Ebix Singapore, Ebix World Money and Ebix Payment Services were found in breach of certain clauses of the aforementioned agreements. Due to absence of explanation of how Claimants incurred or may have incurred losses pursuant to such breaches of the above mentioned agreements the Partial Award directed payment of nominal damages by the Respondents in an joint and several manner to the Claimants as follows: (i) SGD 200 each to Vyoman and Ashok Kumar Goel in respect to the breaches of the SHA and (ii) SGD 100 to each of the 17 other claimants in respect to breaches of the Promoter SPA, Employee SPA and Investor SPA. The Partial Award also states that the directions in relation to the arbitration costs will be dealt in the final award. The matter is currently pending.

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

    There were no share repurchases during the fiscal second quarter ended June 30, 2023, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million. During the second quarter ended June 30, 2023, a total of 1,309 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations. For the year-to-date period ended June 30, 2023, a total of 2,282 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations.

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

10.1
Amendment No. 13 to Credit Documents dated as of February 21, 2023, entered into by and among Ebix, Inc, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 22, 2023).

10.2
Amendment No. 14 to Credit Documents dated as of May 23, 2023, entered into by and among Ebix, Inc, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the
Company's Current Report on Form 8-K filed May 24, 2023).

10.3
Amendment No. 15 to Credit Documents dated as of July 21, 2023, entered into by and among Ebix, Inc, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the
Company's Current Report on Form 8-K filed July 24, 2023).

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

Ebix, Inc.
Date:	August 9, 2023	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Amit Kumar Garg
Amit Kumar Garg
Chief Financial Officer (Principal Financial and Accounting Officer)