Form 10-Q
period 2023-09-30
EBIX INC
filed 2023-11-14
CIK 814549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2023 the number of shares of common stock outstanding was 30,901,440.

“The Registrant’s subsidiary, EbixCash Limited has filed a draft red herring prospectus with the Securities and Exchange Board of India and is in the process of executing an initial public offering of its equity shares, subject to market conditions and regulatory approvals. The financial information of EbixCash Limited consolidated into our financial statements as of and for the nine months ended September 30, 2023 is summary, indicative and not final. Further such financial information has not been audited or reviewed by the auditors of such company.”

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I — FINANCIAL INFORMATION

Item 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended[1]		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenue	$119,228	$257,904	$480,419	$794,938

Operating expenses:
Cost of services provided	32,658	174,265	222,894	554,438
Product development	11,020	10,483	31,950	30,964
Sales and marketing	4,996	3,973	11,909	12,249
General and administrative, net	43,869	34,400	117,446	93,049
Amortization and depreciation	6,152	4,422	16,061	13,660
Total operating expenses	98,695	227,543	400,260	704,360

Operating income	20,533	30,361	80,159	90,578
Interest income	53	68	186	196
Interest expense	(28,175)	(15,467)	(75,052)	(37,382)
Non-operating (loss) income	(605)	(438)	(971)	(1,580)
Non-operating expense-debt restructuring expenses	(4,430)	—	(8,041)	—
Foreign currency exchange gain (loss)	2,409	4,928	349	9,051
Income before income taxes	(10,215)	19,452	(3,370)	60,863
Income tax (expense) benefit	(514)	(1,926)	(1,301)	(6,108)
Net income including noncontrolling interest	(10,729)	17,526	(4,671)	54,755
Net loss attributable to noncontrolling interest	(433)	(724)	(1,756)	(2,029)
Net income attributable to Ebix, Inc.	$(10,296)	$18,250	$(2,915)	$56,784

Basic earnings per common share attributable to Ebix, Inc.	$(0.33)	$0.59	$(0.09)	$1.85

Diluted earnings per common share attributable to Ebix, Inc.	$(0.33)	$0.59	$(0.09)	$1.85

Basic weighted average shares outstanding	30,866	30,777	30,854	30,745

Diluted weighted average shares outstanding	30,877	30,783	30,861	30,748

See accompanying notes to the condensed consolidated financial statements.

1 Beginning April 1, 2023 Prepaid card revenues are presented on a net basis (based on contractual changes as further described in the “Ebix Cash Exchanges Gift Cards” Section) while periods preceding April 1, 2023 reflect prepaid card revenues on a gross basis. Please see (non- GAAP financials) table with both periods recast on a net basis, for comparison purposes under heading "Condensed Consolidated Statements of Income prepared on Net Basis for Comparative Purposes Only (Non GAAP)".

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Income prepared on Net Basis for Comparative Purposes Only (Non GAAP)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenue	$119,228	$120,499	$353,731	$334,942

Operating expenses:
Cost of services provided	32,658	36,860	96,207	94,442
Product development	11,020	10,483	31,951	30,964
Sales and marketing	4,996	3,973	11,909	12,249
General and administrative, net	43,869	34,400	117,445	93,049
Amortization and depreciation	6,152	4,422	16,060	13,660
Total operating expenses	98,695	90,138	273,572	244,364

Operating income	20,533	30,361	80,159	90,578
Interest income	53	68	186	196
Interest expense	(28,175)	(15,467)	(75,054)	(37,382)
Non-operating (loss) income	(605)	(439)	(971)	(1,580)
Non-operating expense-debt restructuring expenses	(4,430)	—	(8,041)	—
Foreign currency exchange gain (loss)	2,409	4,928	349	9,051
Income before income taxes	(10,215)	19,451	(3,372)	60,863
Income tax (expense) benefit	(514)	(1,926)	(1,301)	(6,108)
Net income including noncontrolling interest	(10,729)	17,525	(4,673)	54,755
Net loss attributable to noncontrolling interest	(433)	(724)	(1,756)	(2,029)
Net income attributable to Ebix, Inc.	(10,296)	18,249	(2,917)	56,784

Basic earnings per common share attributable to Ebix, Inc.	$(0.33)	$0.59	$(0.09)	$1.85

Diluted earnings per common share attributable to Ebix, Inc.	$(0.33)	$0.59	$(0.09)	$1.85

Basic weighted average shares outstanding	30,866	30,777	30,854	30,745

Diluted weighted average shares outstanding	30,877	30,783	30,861	30,748

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income including noncontrolling interest	$(10,729)	$17,526	$(4,671)	$54,755
Other comprehensive income (loss):
Foreign currency translation adjustments	(14,902)	(35,499)	(4,789)	(90,126)
Total other comprehensive income (loss)	(14,902)	(35,499)	(4,789)	(90,126)
Comprehensive income	(25,631)	(17,973)	(9,460)	(35,371)
Comprehensive loss attributable to noncontrolling interest	(433)	(724)	(1,756)	(2,029)
Comprehensive income attributable to Ebix, Inc.	$(25,198)	$(17,249)	$(7,704)	$(33,342)

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$71,162	$110,637
Receivables from service providers	8,523	4,223
Short-term investments	17,526	17,438
Restricted cash	10,465	8,210
Fiduciary funds - restricted	1,835	2,092
Trade accounts receivable, less allowances of $13,971 and $18,167, respectively	156,302	154,533
Other current assets	93,068	87,387
Total current assets	358,881	384,520

Property and equipment, net	53,154	52,448
Right-of-use assets	7,720	9,636
Goodwill	879,254	881,676
Intangibles, net	45,085	50,900
Indefinite-lived intangibles	16,647	16,647
Capitalized software development costs, net	16,184	15,342
Non Current Accounts receivable, less allowance	10,512	—
Deferred tax asset, net	123,887	96,290
Other assets	50,667	30,096
Total assets	$1,561,991	$1,537,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$116,080	$99,194
Payables to service agents	31,479	11,299
Accrued payroll and related benefits	16,537	10,651
Working capital facility	15,341	3,367
Fiduciary funds - restricted	1,835	2,092
Revolving line of credit	444,902	449,902
Short-term debt	991	3,000
Current portion of long term debt and financing lease obligations, net of deferred financing costs of $3,287 and $469, respectively	170,502	190,866
Contract liabilities	40,832	32,028
Lease liability	2,739	3,354
Other current liabilities	24,113	25,784
Total current liabilities	865,351	831,537

Revolving line of credit	—	—
Long term debt and financing lease obligations, less current portion, net of deferred financing costs of $0 and $0, respectively	47	160
Contingent liability for accrued earn-out acquisition consideration	2,285	2,299
Contract liabilities	7,261	14,098
Lease liability	5,287	6,612
Deferred tax liability, net	1,150	1,150

Other liabilities	29,066	22,259
Total liabilities	910,447	878,115

Stockholders’ equity:
Preferred stock, $0.10 par value, 500,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series Y Convertible preferred stock, $0.10 par value, 350,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.10 par value, 220,000,000 shares authorized, 30,899,335 issued and outstanding, at September 30, 2023, and 30,819,533 issued and outstanding at December 31, 2022	3,090	3,082
Additional paid-in capital	20,355	18,800
Retained earnings	811,866	814,780
Accumulated other comprehensive loss	(224,226)	(219,437)
Total Ebix, Inc. stockholders’ equity	611,085	617,225
Noncontrolling interest	40,459	42,215
Total stockholders’ equity	651,544	659,440
Total liabilities and stockholders’ equity	$1,561,991	$1,537,555
-

See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands except for share figures)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2023	30,877,258	$3,088	$20,041	$822,162	$(209,324)	$40,892	$676,859
Net income attributable to Ebix, Inc.	—	—	—	(10,296)	—	—	(10,296)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(433)	(433)
Cumulative translation adjustment	—	—	—	—	(14,902)	—	(14,902)
Vesting of restricted stock	22,077	2	(2)	—	—	—	—
Share based compensation	—	—	316	—	—	—	316
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	—	—	—	—	—	—	—
Common stock dividends paid, $0.000 per share	—	—	—	—	—	—	—
Balance, September 30, 2023	30,899,335	$3,090	$20,355	$811,866	$(224,226)	$40,459	$651,544

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2023	30,819,533	3,082	18,800	814,780	(219,437)	42,215	$659,440
Net income attributable to Ebix, Inc.	—	—	—	(2,915)	—	—	(2,915)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,756)	(1,756)
Cumulative translation adjustment	—	—	—	—	(4,789)	—	(4,789)
Vesting of restricted stock	82,084	8	(8)	—	—	—	—
Share based compensation	—	—	1,604	—	—	—	1,604
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(2,282)	—	(42)	—	—	—	(42)
Common stock dividends paid, $0.000 per share	—	—	—	—	—	—	—
Balance, September 30, 2023	30,899,335	$3,090	$20,355	$811,866	$(224,226)	$40,459	$651,544

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, July 1, 2022	30,755,500	3,075	$16,931	$793,106	$(176,649)	$42,927	$679,390
Net income attributable to Ebix, Inc.	—	—	—	18,250	—	—	18,250
Net loss attributable to noncontrolling interest	—	—	—	—	—	(724)	(724)
Cumulative translation adjustment	—	—	—	—	(35,499)	—	(35,499)
Repurchase and retirement of common stock	—	—	—	—	—	—	—
Vesting of restricted stock	33,952	4	(4)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—
Share based compensation	—	—	971	—	—	—	971
Forfeiture of certain shares to satisfy exercise costs and the recipients income tax obligations related to stock options exercised and restricted stock vested	(1,857)	—	(43)	—	—	—	(43)
Noncontrolling interest	—	—	—	—	—	—	—
Common stock dividends paid, $0.075 per share	—	—	—	(2,319)	—	—	(2,319)
Balance, September 30, 2022	30,787,595	$3,079	$17,855	$809,037	$(212,148)	$42,203	$660,026

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interest	Total

Balance, January 1, 2022	30,683.393	$3,068	$15,068	$759,208	$(122,022)	$44,232	$699,554
Net income attributable to Ebix, Inc.	—	—	—	56,784	—	—	56,784
Net loss attributable to noncontrolling interest	—	—	—	—	—	(2,029)	(2,029)
Cumulative translation adjustment	—	—	—	—	(90,126)	—	(90,126)
Vesting of restricted stock	108,116	11	(11)	—	—	—	—
Share based compensation	—	—	2,905	—	—	—	2,905
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(3,914)	—	(107)	—	—	—	(107)
Common stock dividends paid, $0.075 per share	—	—	—	(6,955)	—	—	(6,955)
Balance, September 30, 2022	30,787,595	$3,079	$17,855	$809,037	$(212,148)	$42,203	$660,026
See accompanying notes to the condensed consolidated financial statements.

Ebix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income attributable to Ebix, Inc.	$(2,915)	$56,784
Net loss attributable to noncontrolling interest	(1,756)	(2,029)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	16,061	13,660
Provision (benefit) for deferred taxes	(28,130)	(25,361)
Share-based compensation	1,604	2,905
(Benefit) provision for doubtful accounts	3,104	1,687
Amortization of right-of-use assets	2,894	2,633
Amortization of capitalized software development costs	131	2,246
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,473)	(15,994)
Receivables from service providers	(4,300)	(104)
Payables to service agents	20,180	7,330
Other assets	(23,155)	1,577
Accounts payable and accrued expenses	25,901	(3,195)
Accrued payroll and related benefits	6,005	(736)
Contract liabilities	2,023	2,415
Lease liabilities	(2,944)	(2,532)
Reserve for potential uncertain income tax return positions	—	—
Other liabilities	5,200	3,807
Net cash provided by operating activities	3,430	45,093

Cash flows from investing activities:
Capitalized software development costs	(1,057)	(5,676)
Maturities (purchases) of unrestricted marketable securities, net	(507)	(4,518)
Capital expenditures	(11,076)	(12,671)
Net cash (used in) provided by investing activities	(12,640)	(22,865)

Cash flows from financing activities:
Prepayments related to Debt Refinancing	(6,341)	—
Proceeds from term loan	—	—
Principal payments of term loan obligation	(30,527)	(23,464)
Forfeiture of certain shares to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vested	(42)	(107)
Dividend payments	—	(6,954)
Payments of debt obligations, net	(1,997)	(1,953)
(Payments) of/Borrowings under working capital facility, net	12,018	868
Payments of financing lease obligations, net	(120)	(147)
Net cash used in financing activities	(27,009)	(31,757)
Effect of foreign exchange rates on cash	(1,644)	(21,252)
Net change in cash and cash equivalents, and restricted cash	(37,863)	(30,781)
Cash and cash equivalents, and restricted cash at the beginning of the period	124,959	114,764
Cash and cash equivalents, and restricted cash at the end of the period	$87,096	$83,983
Supplemental disclosures of cash flow information:
Interest paid	$58,861	$32,989
Income taxes paid	$31,123	$28,875
See accompanying notes to the condensed consolidated financial statements.

Supplemental schedule of noncash financing activities:

During the nine months ended September 30, 2023, there were 2,282 shares, totaling $42 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.
    During the nine months ended September 30, 2022, there were 3,914 shares, totaling $107 thousand, used to satisfy exercise costs and the recipients' income tax obligations related to stock options exercised and restricted stock vesting.

Ebix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note 1: Description of Business and Summary of Significant Accounting Policies
    Description of Business — Ebix, Inc., and its subsidiaries, (“Ebix” or the “Company”, "we", "us", and "our") is a leading international supplier of on-demand infrastructure exchanges to the insurance, financial services, travel, and healthcare industries. In the insurance industry, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using software-as-a-service ("SaaS") enterprise solutions in the areas of customer relationship management ("CRM"), front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable software solutions designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines physical distribution outlets in India and many Association of Southeast Asian Nations ("ASEAN") countries to an Omni-channel online digital platform, the Company’s EbixCash financial exchange portfolio of software and services encompasses domestic and international money remittance, foreign exchange ("Forex"), travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other ASEAN markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 76.1% and 85.1% of the Company’s total revenue for the nine months ended September 30, 2023 and 2022, respectively.

Summary of Significant Accounting Policies
    Basis of Presentation — The accompanying unaudited condensed consolidated financial statements and these notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") with the effect of inter-company balances and transactions eliminated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP and SEC rules have been condensed or omitted as permitted by and pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring items) necessary to fairly present the consolidated financial position of the Company and its consolidated results of operations and cash flows. Operating results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for future quarters or the full year of 2023. The condensed consolidated December 31, 2022 balance sheet included in this interim period filing has been derived from the audited financial statements at that date, but does not necessarily include all of the information and related notes required by GAAP for complete financial statements. These condensed interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Going Concern — As required by Accounting Standard Codification ("ASC") ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management assesses the Company's ability to continue as a going concern for one year from the financial statement issuance at each annual and interim reporting period.

As of September 30, 2023, our current liabilities exceeded our current assets by $506.5 million. The Company’s Credit Facility (as defined in Note 4 below) matured on September 30, 2023 and thus the Company is in default under the Credit Facility and does not have the resources to pay the $616.8 million outstanding balance due. The Company is also subject to certain provisions of the Credit facility (as defined in Note 4 below) which will require mandatory prepayments of its outstanding loans and certain minimums for its Fixed Charge Coverage Ratio (as defined in the Credit Facility). As of September 30, 2023, the Company did not meet the required consolidated Fixed Charge Coverage Ratio. However, pursuant to the Forbearance Agreement (as defined in Note 4 below), the Credit Facility Agents and Lenders forbear from exercising any of their respective rights and remedies with respect to the failure of the Company to comply with the Fixed Charge Coverage Ratio for the fiscal quarter ending September 30, 2023 during the forbearance period.

Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) render us more vulnerable to general adverse economic and industry conditions, including those resulting from a decline in the overall economy, and the current rising interest rate environment, and (iv) require us to dedicate a substantial portion of our cash flow to service our debt. The Company has the limited cash resources to meet reasonably its operational obligations for the next twelve months, except to service or repay its outstanding Credit Facility indebtedness obligations, which matured on September 30, 2023.

The Company expects to have ongoing requirements for capital investment or debt to implement its business plan. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The ability of the Company to continue as a going concern is dependent upon, among other things, the ability to (i) enter into a new credit facility, (ii) raise additional capital, or (iii) sell a sufficient amount of assets of the Company. Management is working to accomplish some or all of the above in order to provide the additional cash needed to meet the Company’s obligations as they become due and meet the requirements set forth in the Forbearance Agreement (as defined in Note 4 below). There can be no assurance, however, that the Company will be successful in accomplishing its objectives through these or any other measures. If the Company is unsuccessful, then the value of the Company’s outstanding stock is likely to be materially adversely affected.

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. However, as noted above, the Company’s Credit Facility matured on September 30, 2023 and an alternate financing arrangement has yet to be executed. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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
Short-Term Investments — The Company's primary short-term investments consist of certificates of deposit with established commercial banking institutions in international markets that have readily determinable fair values. Ebix accounts for such investments that are reasonably expected to be realized in cash, sold, or consumed during the year as short-term investments that are available-for-sale. The carrying amount of investments in marketable securities approximates their fair value. The carrying value of short-term investments was $17.5 million and $17.4 million at September 30, 2023 and December 31, 2022, respectively.
Restricted Cash — The carrying value of our restricted cash in current assets was $10.5 million and $8.2 million at September 30, 2023 and December 31, 2022, respectively. The September 30, 2023 balance consists of fixed deposits (many in the form of certificates of deposit) pledged with banks for issuance of bank guarantees and letters of credit related to our international operations for our working capital facilities.

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of
	September 30,
	2023	2022
	(In thousands)
Cash and cash equivalents	$71,162	$70,977
Restricted cash	10,465	7,990
Restricted cash included in other long-term assets	$5,469	$5,016
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$87,096	$83,983

Fiduciary Funds - Restricted — Due to EbixHealth JV being a third party administrator ("TPA"), the Company collects premiums from insureds and, after deducting its fees, remits these premiums to insurance companies. Unremitted insurance premiums and/or claim funds established for the benefit for various carriers are held in a fiduciary capacity until disbursed by the Company. The use of premiums collected from insureds but not yet remitted to insurance companies is restricted by law in certain states. The total assets held on behalf of others, $1.8 million and $2.1 million at September 30, 2023 and December 31, 2022, respectively, are recorded as an asset and offsetting fiduciary funds - restricted liability.

    Advertising — Advertising costs amounted to $3.1 million and $6.3 million for the three and nine month period ended September 30, 2023, respectively, and $2.4 million and $6.7 million for the three and nine month period ended September 30, 2022, respectively. The costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of income. The Company expenses advertising costs as incurred.
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

    As of September 30, 2023, the Company had the following financial instruments to which it had to consider both fair values and make fair value assessments:

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

Other financial instruments not measured at fair value on the Company's unaudited Condensed Consolidated Balance Sheet at September 30, 2023 that require disclosure of fair values include: cash and cash equivalents, restricted cash, fiduciary funds, accounts receivable, receivables from service providers, accounts payable and accrued expenses, accrued payroll and related benefits, payables to service agents, finance lease obligations, working capital facilities, the revolving line of credit, and term loan debt. The Company believes that the estimated fair value of such instruments at September 30, 2023 and December 31, 2022 approximates their carrying value as reported on the Company's condensed consolidated balance sheets.

    Additional information regarding the Company's assets and liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair Values at Reporting Date Using*
Descriptions	Balance, September 30, 2023	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Commercial bank certificates of deposits ($6.2 million is recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	$25,425	$—	$25,425	$—
Mutual funds (recorded in the long term asset section of the condensed consolidated balance sheets in "Other assets")	115	115	—	—
Total assets measured at fair value	$25,540	$115	$25,425	$—

Liabilities
Contingent accrued earn-out acquisition consideration (a)	$2,285	$—	$—	$2,285
Total liabilities measured at fair value	$2,285	$—	$—	$2,285

(a) The income valuation approach is applied and the valuation inputs include the contingent payment arrangement terms, projected revenues and cash flows, rate of return, and probability assessments.
* During the nine months ended September 30, 2023, there were no transfers between fair value Levels 1, 2, or 3.

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

    For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2023 and during the year ended December 31, 2022:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Liability for Accrued Earn-out Acquisition Consideration	September 30, 2023	December 31, 2022
	(In thousands)

Beginning balance	$2,298	$2,557

Total remeasurement adjustments:
Remeasurement against goodwill	—	—
Foreign currency translation adjustments **	(13)	(259)

Acquisitions and settlements
Business settlements	—	—

Ending balance	$2,285	$2,298

The amount of total (gains) losses for the period included in earnings or changes to net assets, attributable to changes in unrealized gains relating to assets or liabilities still held at period-end.	$—	$—

** recorded as a component of other comprehensive income within stockholders' equity

Quantitative Information about Level 3 Fair Value Measurements
    The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

(In thousands)	Fair Value at September 30, 2023	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,285	Discounted cash flow	Projected revenue and probability of achievement

(In thousands)	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Input
Contingent acquisition consideration:	$2,298	Discounted cash flow	Projected revenue and probability of achievement
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

The Company subsidiary Ebix Payment Services Private Limited ("Ebix Payment Services") received "a letter of displeasure" from Reserve Bank of India ("RBI") dated March 21, 2023 (‘RBI Letter’), regarding certain of its co-branding arrangements in which RBI observed that the role of Ebix Payment Services as the non-bank entity exceeded the activities permitted under the Master Directions on Issuance and Operation of Prepaid Payment Instruments dated October 11, 2017 and Master Directions on Prepaid Payment Instruments dated August 27, 2021 (collectively, “MD-PPI”). Further, RBI issued a circular on April 19, 2023 to all approved/authorized PPI Issuers (as defined below), that noted the contractual arrangements between the banks ("PPI Issuer") and non-bank entities, where the non-bank entities are inter-alia responsible for funds management, handling of KYC processes, transaction settlement, risk management, liabilities arising out of fraudulent transaction, and all types of cards liabilities from customer, etc., which exceeds the activities permitted under the MD-PPI applicable for co-branding arrangements. As per the MD-PPI, the role of Ebix Payment Services is limited to marketing and distribution of the prepaid payment instruments or providing prepaid payment instrument holders with access to services. Therefore, Ebix Payment Services Private Limited has been asked by RBI to suitably amend the co-branding arrangements/ agreements with the banks within one month of the aforesaid communications and strictly comply with the provisions of MD-PPI. Based on its assessment of the RBI letter, Company management is of the view that there will be no material financial impact of the modifications proposed by the RBI on the financial statements for the year ended December 31, 2023.

As a result of prospective amendments made/proposed to Ebix Payment Services' co-branding arrangements, the Ebix Payment Services would cease to be a principal under the amended arrangements and would act as an agent for the banks and PPI Issuers. As a result, the revenue to be recognized for services provided by the EbixCash group after such amendments would be recognized on net basis in the financial statements. Further, adjustments arising on recognition of revenue on net basis has been considered while presenting consolidated financial information. There is no impact on profits earned

EbixCash Travel Exchanges

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

Disaggregation of Revenue
    The following tables present revenue disaggregated by primary geographical regions and product/service channels for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2023	2022	2023	2022
	(In thousands)
North America	38,067	38,934	114,657	118,605
International	81,161	218,970	365,762	676,333
	$119,228	$257,904	$480,419	$794,938

The reported figures have been summarized for better understanding of the quantum of business undertaken in the North America versus other countries. Further, the product/service channels, EbixCash Exchange and Insurance Exchange have been combined in the line item "Exchange".

Geographical regions on net basis for comparative purposes (Non GAAP) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2023	2022	2023	2022
	(In thousands)
North America	38,067	38,934	114,657	118,605
International	81,161	81,565	239,074	216,337
	119,228	120,499	353,731	334,942

The Company’s revenues are derived from two product/service groups: (i) Exchanges and (ii) Risk Compliance Solutions.
    Presented in the table below is the breakout of our revenue groups for each of those product/service channels for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Exchanges	99,291	237,396	419,235	736,255
Risk Compliance Solutions	19,937	20,508	61,184	58,683
Totals	$119,228	$257,904	$480,419	$794,938

Product/Services channels on net basis for Comparative purposes (Non GAAP) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Exchanges	99,291	99,991	292,547	276,259
Risk Compliance Solutions	19,937	20,508	61,184	58,683
Totals	$119,228	$120,499	$353,731	$334,942

Costs to Obtain and Fulfill a Contract
    The Company’s capitalized costs are primarily derived from the fulfillment of SaaS-related setup and customizations, from which the customer receives benefit through continued access to and use of the SaaS product platforms. In accordance with the guidance in ASC 340-40-25-5, we capitalize the costs directly related to the setup and development of these customizations, which satisfy the Company’s performance obligation with respect to access to the Company’s underlying product platforms. The capitalized costs primarily consist of the salaries of the developers directly involved in fulfilling the project and are solely based on the time spent on that project. The Company amortizes the capitalized costs ratably over the expected useful life of the related customizations, matching our treatment for the related revenue, and the capitalized costs are recoverable from profit margin included in the contract. At September 30, 2023 and December 31, 2022, the Company had $451 thousand and $486 thousand, respectively, of contract costs in “Other current assets” and $708 thousand and $797 thousand, respectively, in “Other assets” on the Company's condensed consolidated balance sheets.

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Balance, beginning of period	$1,284	$1,822
Costs recognized from the beginning balance	(389)	(968)
Additions, net of costs recognized	264	430
Balance, end of period	$1,159	$1,284

Contract Liabilities
    Contract liabilities include payments or billings that have been received or made prior to performance. In certain cases, cash collections pertain to maintenance and support fees, initial setup or registration fees under hosting agreements, software license fees received in advance of delivery and acceptance, and software development fees paid in advance of completion and delivery. Approximately $10.9 million and $8.0 million of contract liabilities were included in billed accounts receivable as of September 30, 2023 and December 31, 2022, respectively.
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

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Balance, beginning of period	$46,126	$41,357
Revenue recognized from beginning balance	(39,062)	(30,460)
Additions, net of revenue recognized and currency translation	41,028	35,229
Balance, end of period	$48,092	$46,126

Accounts Receivable and the Allowance for Doubtful Accounts — As of September 30, 2023, reported accounts receivable of $156.3 million (net of $14.0 million allowance for doubtful accounts receivable) includes $54.1 million of contract assets. As of December 31, 2022, reported accounts receivable of $154.5 million (net of $18.2 million allowance for doubtful accounts receivable) includes $55.2 million of contract assets. As of September 30, 2023, the Company reported $10.5 million of non-current accounts receivable (net of $5.6 million allowance for doubtful accounts receivable). The Company records a contract asset when revenue recognized on a contract exceeds the billings. The contract asset is transferred to receivables when the entitlement to payment becomes unconditional. These contract assets are primarily related to project-based revenue where we recognize revenue using the input method calculated using expected hours to complete the project measured against the actual hours completed to date. Management specifically analyzes accounts receivable, historical bad debts, write-offs, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company recognized bad debt expense (recovery) in the amount of $1.3 million and $3.1 million for the three and nine month period ended September 30, 2023 and $0.0 million and $1.7 million for the three and nine month period ended September 30, 2022.

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

    We perform our annual goodwill impairment evaluation and testing as of October 1st of each year or, when events or circumstances dictate, more frequently. No goodwill impairments occurred or were recognized in the year ended December 31, 2022 or in the nine months ended September 30, 2023.

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
    During the three months ended September 30, 2023, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, was an unrealized loss of $14.9 million, which was primarily caused by the strengthening of the international currencies.
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

Note 2: Earnings per Share
A reconciliation between basic and diluted earnings per share ("EPS") is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income attributable to Ebix, Inc.	$(10,296)	$18,250	$(2,915)	$56,784
Basic weighted average shares outstanding	30,866	30,777	30,854	30,745
Dilutive effect of stock options and restricted stock awards	11	6	7	3
Diluted weighted average shares outstanding	30,877	30,783	30,861	30,748
Basic earnings per common share	$(0.33)	$0.59	$(0.09)	$1.85
Diluted earnings per common share	$(0.33)	$0.59	$(0.09)	$1.85

The number of potential issuable shares with respect to stock options, which could dilute EPS in the future but which were excluded from the diluted EPS calculation because presently their effect is anti-dilutive for the three and nine month period ended September 30, 2023 were 180,000 and for the three and nine month period ended September 30, 2022 were 180,000.

Note 3: Business Combinations

As part of its comprehensive business growth and expansion strategy, the Company seeks to execute accretive business acquisitions that are, in most cases, complementary to Ebix's existing products and services.
    During the nine months ending September 30, 2023, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2022, the Company completed no business acquisitions.
A significant component of the purchase price consideration for many of the Company's business acquisitions is a potential subsequent cash earn-out payment based on reaching certain specified future revenue targets. The terms for the contingent earn-out payments in most of the Company's business acquisitions typically address the GAAP recognizable revenues achieved by the acquired entity over a one, two, and/or three-year period subsequent to the effective date of their acquisition by Ebix. These terms typically establish a minimum threshold revenue target to achieve over the agreed upon period post acquisition to earn the specified cash earn out payment. The Company applies these terms in its calculation and determination of the fair value of contingent earn out liabilities for purchased businesses as part of the related valuation and purchase price allocation exercise for the corresponding acquired assets and liabilities. The Company recognizes these potential obligations as contingent liabilities and are reported as such on its condensed consolidated balance sheets. As discussed in more detail in Note 1, these contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. As of both September 30, 2023 and December 31, 2022, the total of these contingent consideration liabilities was $2.3 million.
Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of assets acquired (including identified intangible assets acquired) and liabilities assumed is recorded as goodwill.

Note 4: Debt

The Company maintains a senior secured syndicated credit facility, dated August 5, 2014, among Ebix, Inc., as borrower, certain subsidiaries party thereto from time to time as guarantors, Regions Bank (as administrative agent and collateral agent) and the lenders party thereto from time to time (collectively with Regions Bank, the "Credit Facility Agents and Lenders") (as amended from time to time, the "Credit Facility") that provides a $450 million revolving line of credit (the "Revolver") as well as a term loan (the "Term Loan"), which at September 30, 2023 had a balance of $171.9 million. The Credit Facility was set to mature in February 2023; however, in February 2023, the Company entered into Amendment No. 13 to its Credit Facility, which among other things provided for an extension of the maturity date to May 2023, and subsequently the Company entered into Amendment No. 14 to its Credit Facility, which provided for, among other things, an extension of the maturity date from May 23, 2023 to September 30, 2023 ("Credit Facility Maturity Date"), as discussed in more details below. The Credit Facility matured on September 30, 2023, and $616.8 million, was classified as a current liability.

The Company entered into a Forbearance Agreement, dated as of September 29, 2023 (the “Forbearance Agreement”), with the Credit Facility Agents and Lenders pursuant to which the Credit Facility Agents and Lenders agreed to forbear, for a limited period of time, from exercising any of their other rights and remedies under the Credit Facility with respect to the Specified Defaults (as defined and further described in the Forbearance Agreement). The Forbearance Agreement expires on the earlier of (i) November 15, 2023 and (ii) the occurrence of a "Forbearance Termination Event" (as defined and further described in the Forbearance Agreement). A Forbearance Termination Event under the Forbearance Agreement consists of, among other things, failure by the Company to perform or observe any covenants or agreements in the Forbearance Agreement, failure to pay when due any mandatory prepayments of principal under the Credit Facility, occurrence of any Event of Default under the Credit Facility, failure to meet any Milestone (as hereinafter defined), termination of the engagement of Jefferies LLC for any reason, termination of the engagement of Alix Partners LLP for any reason or entry of any Lien against any Credit Party (as defined and further described in the Credit Facility). The Company is in process of negotiating with the Credit Facility Agents and Lenders for an amendment to the Forbearance Agreement extending the expiration of the Forbearance Agreement to the earlier of (i) December 17, 2023 and (ii) the occurrence of a Forbearance Termination Event. No assurances can be given that such an amendment will be completed, if at all, or if it will be completed on terms acceptable to the Company. In addition, the Forbearance Agreement provides past due amounts will accrue interest at the Default Rate based on the Base Rate (each as defined in the Credit Facility).

Pursuant to the Forbearance Agreement, the Company agreed that, among other things, on or prior to October 31, 2023, (a) the Company would agree in writing with the Credit Facility Agents and Lenders on the terms of either (i) an amendment to the Credit Facility, in form and substance acceptable to the applicable Credit Facility Agents and Lenders or (ii) an agreement to implement an alternative transaction or transactions which shall provide for repayment of the loans and other obligations under the Credit Facility in form and substance satisfactory to the applicable Credit Facility Agents and Lenders holding at least 66.67% of the Total Credit Exposure (as defined and further described in the Credit Facility) (the “Payment Path Milestone”) and (b) the Company would deliver to the applicable Credit Facility Agents and Lenders a model transition service agreement and a carve-out plan (each reasonably acceptable to the applicable Credit Facility Agents and Lenders) in connection with the sale of certain U.S. assets or a combination of U.S. asset sales through an outbound process (collectively, the “Sale”), and such model transition service agreement and a carve-out plan shall each be contemporaneously posted into the data room which has been created in connection with the Sale and is available to potential purchasers (the “Sale Milestone”, and the Payment Path Milestone and the Sale Milestone collectively, the “Milestones”). Additionally pursuant to the Forbearance Agreement, the Company agreed to cause Ebix Europe Limited and Ebix Singapore to execute and deliver to Regions Bank each of the deliverables required under Section 7.15(d) of the Credit Facility on or prior to October 31, 2023, which Ebix has delivered. The Company has provided the necessary materials to the Credit Facility Agents and Lenders pursuant to the Sale Milestone. The Credit Facility Agents and Lenders extended the due date of the Payment Path Milestone from October 31, 2023 to November 15, 2023 pursuant to written communications to the Company. The Company was not able to reach an agreement with the Lenders on an amendment to the Credit Facility providing for an extension of the Credit Facility Maturity Date by October 31, 2023.

The Company is also subject to certain provisions of the Credit Facility, which will require mandatory prepayments of its outstanding loans and certain minimums for its Fixed Charge Coverage Ratio, as defined in the Credit Facility. As of September 30, 2023, the Company did not meet the required consolidated Fixed Charge Coverage Ratio. However, pursuant to the Forbearance Agreement, the Credit Facility Agents and Lenders forbear from exercising any of their respective rights and remedies with respect to the failure of the Company to comply with the Fixed Charge Coverage Ratio for the fiscal quarter ending September 30, 2023 during the Forbearance period.

At September 30, 2023 the outstanding balance of the Credit Facility, $616.8 million, was classified as a current liability. Further, at September 30, 2023 the Credit Facility Maturity Date has not been extended past September 30, 2023 and anticipated IPO of EbixCash, has not yet been resolved, as further described within Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources". The refinancing of the Credit Facility will require the Company to successfully access the debt and/or equity capital markets in the U.S. or internationally. However, there are no assurances that such financing will be available in amounts or on terms acceptable to us, if at all, or that the proceeds received by Ebix, Inc. from the IPO of EbixCash will be in the amount currently expected. Further, no assurances can be given when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company.

On July 21, 2023, the Company entered into an amendment ("Amendment No. 15") that specifically provided for, among other things, the deletion of the event of default deadline for the mandatory public opening of subscription to investors of the shares of the Company’s subsidiary EbixCash on the Indian stock market on or by prior to July 31, 2023. The mandatory public offering did not occur by July 31, 2023. Also, Amendment 15 that changed the possible additional amendment fee (the “Amendment Fee”) that had been included as part of Amendment No. 14, as discussed below, from an amount equal to 1.50% of the aggregate principal amount of the outstanding term loan (the “Term Loan") and the lenders’ commitments under the revolving line of credit (the “Revolver”), whether or not utilized, to 2% of the aggregate principal amount of the outstanding aggregate loan. The Amendment Fee was to waived if all of the Revolver has been terminated and the Term Loan and all other obligations due the lenders are fully repaid on or before August 31, 2023. However, the aggregate loan was not paid on August 31, 2023.

On May 23, 2023, the Company signed an amendment (“Amendment No. 14”) to its existing Credit Facility, extending the maturity date to September 30, 2023. Amendment No. 14 provided for, among other things, an extension of the maturity date for both the Revolver and the term loan the Term Loan, each as existing under the Credit Facility. It was conditioned, among other things, upon the Company (i) making a $5,000,000 payment of the Term Loan by June 30, 2023 and (ii) paying a customary consent fee which will be payable over time and partially waived if certain conditions are met.

Amendment No. 14 also specifically provided for the application of a certain percentage of the proceeds from certain liquidity events towards payment of outstanding principal and interest obligations at that time. These events would have included the public listing of the shares of the Company’s subsidiary EbixCash on the Indian stock market by July 31, 2023, the proceeds from the issuance of any additional debt and/or securities if raised by the Company and the proceeds from the monetization of any asset sale, if carried out by the Company. The mandatory public offering did not occur on July 31, 2023.

Amendment No. 14 (i) increased the applicable margin for the facilities under the Credit Facility to (x) 7.50% per annum for SOFR loans and letter of credit fees, (y) 6.50% per annum for base rate loans, and (ii) further increases the applicable margin for the facilities under the Credit Facility on August 31, 2023 to (x) 8.00% per annum for SOFR loans and letter of credits fees, and (y) 7.00% per annum for base rate loans. Amendment 14 also included the Amendment Fee of 1.50%.

On February 21, 2023, the company entered into Amendment No. 13 to its Credit Facility, which provides for, among other things, an extension of the Credit Facility Maturity Date from February 21, 2023 to May 23, 2023. Amendment No. 13 to the Credit Facility required the Company to make a $5 million prepayment of the Revolver on February, 21, 2023 and a $5 million amortization payment on the Term Loan on March 31, 2023. Any repayments under the Revolver will be accompanied by a corresponding reduction in the aggregate revolving commitments. Lastly, amendment No. 13 modified certain other provisions within the Credit Facility and has resulted in an approximately 1% per annum interest rate increase beginning February 21, 2023.

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

As of September 30, 2023, the Company's condensed consolidated balance sheets include $8.2 million of remaining deferred financing costs in connection with the Credit Facility, which were being amortized as a component of interest expense through the Credit Facility Maturity Date. $4.9 million of such deferred financing costs pertain to the Revolver, and $3.3 million pertains to the Term Loan, which is netted against the current portion of the Term Loan as reported on the condensed consolidated balance sheets. At December 31, 2022, the Company's Consolidated Balance Sheets included $1.2 million of remaining deferred financing costs in connection with the Credit Facility, with $0.7 million pertaining to the Revolver, and $0.5 million pertaining to the Term Loan, of which $0.5 million was netted against the current portion of the Term Loan.

    As of September 30, 2023, the outstanding balance on the Revolver was $444.9 million and the Revolver carried an interest rate of 13.43% at September 30, 2023. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the nine months ended September 30, 2023, the average and maximum outstanding balances of the revolving line of credit component of the Credit Facility were both $444.9 million. At December 31, 2022, the outstanding balance on the Revolver was $449.9 million and the Revolver carried an interest rate of 9.69%.

    As of September 30, 2023, the outstanding balance on the Term Loan was $171.9 million, of which $171.9 million is due within the next twelve months. $22.5 million of principal payments were made during the nine months ended September 30, 2023, of which $0.0 million were scheduled amortization payments. This Term Loan also carried an interest rate of 13.43% at September 30, 2023. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets at September 30, 2023. At December 31, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million was due within twelve months. The Term Loan also carried an interest rate of 9.69% at December 31, 2022.

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

    As of September 30, 2023 and December 31, 2022, the total of these working capital facilities was $15.3 million and $3.4 million, respectively, and is included in current liabilities in the Company's condensed consolidated balance sheets.

Note 5: Commitments and Contingencies

On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil (“Defendants”), for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action"). On July 17, 2023, the Court dismissed the Class Action in its entirety with prejudice for failure to state a claim. On August 16, 2023, Rahul Saraf filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. The appeal is captioned Saraf v. Ebix, Inc., et al., Case No. 23-1182. On October 26, 2023, Rahul Saraf filed his Brief of Plaintiff-Appellant.

On May 14, 2021, Javier Calvo, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Southern District of New York on behalf of Ebix captioned Calvo v. Raina, et. al., Case No. 21-cv-4380-JMF (the "Calvo Action"), against individual defendants Robin Raina, Steven M Hamil, Hans U. Benz, Rolf Herter, Neil D. Eckert, Pavan Bhalla, Hans Ueli Keller, and George W. Hebard, and nominal defendant Ebix asserting claims for breach of fiduciary duty against all the individuals defendants and claims under Section 10(b) and 21D of the Exchange Act against Robin Raina and Steven M. Hamil related to the RSM resignation. On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The Votto Action complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. The Consolidated Derivative Action is currently stayed by agreement of the parties and order of the Court.

On November 5, 2021, Daniel Lilienfeld, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Northern District of Georgia on behalf of Ebix captioned Lilienfeld v. Raina, et. al., Case No. 1:21-cv-04590-ELR (the "Lilienfeld Action"), asserting claims against the same defendants as the Consolidated Derivative Action. The complaint similarly asserted a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On July 26, 2023, Mr. Lilienfeld dismissed the Lilienfeld Action without prejudice.

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Consolidated Derivative Action and Lilienfeld Actions. The complaint similarly asserted a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On July 26, 2023, Mr. Shah dismissed the Shah Action without prejudice.

The Company along with Ebix Singapore Pte. Ltd. ("Ebix Singapore", and together with the Company, the “Ebix Group”) had purchased 80% Equity Shares of Ebix Payment Services Private Limited[BA1] (“ItzCash”) with effect from April 1, 2017. During the Financial Year 2020, the erstwhile shareholders of ItzCash raised a dispute with the Ebix Group alleging breaches of the share purchase agreement and shareholders’ agreement entered into between the parties and demanding for termination of the shareholders’ agreement, payment of earn out consideration and buyout of minority shareholding. The matter is under arbitration in accordance with the rules of the Singapore International Arbitration Centre (“SIAC”). The arbitration proceedings have concluded, and the arbitral tribunal has passed a partial order dated June 1, 2023 (“Partial Award”) which inter alia states the following (i) the termination of the shareholders agreement executed amongst the Company, Ebix Singapore, Ebix World Money, Vyoman, Ashok Kumar Goel and Ebix Payment Services dated May 12, 2017 (“SHA”) by Vyoman and Mr. Goel was justified (ii) our Company and Ebix World Money (and failing performance, Ebix Singapore) are jointly and severally obliged to purchase the existing shareholding of Vyoman and Mr. Goel under the SHA at a price determined by an independent valuer, once such determination has been made in accordance with the relevant provisions of the SHA and (iii) Claimants were not entitled to specific performance to receive payment of the first and second earn-out thresholds under the aforementioned agreements; and (iv) our Company, Ebix Singapore, Ebix World Money and Ebix

Payment Services were found in breach of certain clauses of the aforementioned agreements. Due to absence of explanation of how Claimants incurred or may have incurred losses pursuant to such breaches of the above mentioned agreements the Partial Award directed payment of nominal damages by the Respondents in an joint and several manner to the Claimants as follows: (i) SGD 200 each to Vyoman and Ashok Kumar Goel in respect to the breaches of the SHA and (ii) SGD 100 to each of the 17 other claimants in respect to breaches of the Promoter SPA, Employee SPA and Investor. The Partial Award provides that division of arbitration costs will be handled in the final award.

Subsequently, the Arbitral tribunal passed a final award and mandated our subsidiaries EbixCash Limited and EbixCash World Money Limited to buy the balance 20% at fair value and further asked the Ebix Group to pay INR 70.55 million ($855K) and SGD 187,681.06 for legal cases.

Ebix Asia Pacific LLC has confirmed to the Company that it shall buy the balance stake and shall have no additional rights to the shareholders accordingly, no provision has been recorded in the financial statement for the purchased balance 20% stake in ItzCash.

Educomp Solutions Limited (“Educomp”) filed a petition bearing no. CP (IB) No.101 (PB) 2017 under Section 10 of the Insolvency and Bankruptcy Code, 2016 (“IBC”) seeking to initiate voluntary corporate insolvency resolution process (“CIRP”) on May 5, 2017. The petition was admitted by the National Company Law Tribunal, New Delhi (“NCLT”) via its order dated May 30, 2017, and the CIRP for Educomp was initiated. The appointed Resolution Professional (“RP”) requested prospective bidders, investors, and lenders to submit their expression of interest and a resolution plan. Ebix Singapore Pte Ltd., (“Ebix Singapore”) submitted its Resolution Plan dated January 27, 2018 (which was subsequently modified on February 19, 2018 and February 21, 2018) (“Resolution Plan”). The Resolution Plan was approved by the Committee of Creditors by 74.16% votes on February 21, 2018. The Chhattisgarh State Electricity Board Gratuity and Pension Trust and Chhattisgarh State Electricity Board Provident Trust (together referred to as “CSEB”) via its email dated February 23, 2018, supported the Resolution Plan. On February 23, 2018, 75.36% of the members of creditors approved the Resolution Plan. Since CSEB supported the Resolution Plan after the vote, the RP filed an application before the NCLT on whether CSEB’s vote should be considered. NCLT held that, vide order dated February 28, 2019, that it would hear this application along with the Plan Approval Application (as defined below), which was subsequently filed. The RP filed an application bearing CA no. 195(PB) 2018 dated March 7, 2018 under section 30(6) of the IBC before the NCLT seeking approval of the Resolution Plan submitted (“Plan Approval Application”) and necessary direction on whether CSEB’s vote should be considered valid.

In the interim, several members of the Committee of Creditors raised grave and serious concerns in relation to the mismanagement and fraud in relation to the affairs of Educomp. Furthermore, the Central Bureau of Investigation and Serious Fraud Investigation Office also initiated investigations against Educomp. Subsequently, as result of the above-mentioned circumstances, inter alia, Ebix Singapore sought to withdraw the Resolution Plan via their applications dated July 5, 2019, July 11, 2019 and September 10, 2019. The first two applications were dismissed on July 10, 2019 and September 5, 2019, respectively, while the third application was allowed on January 2, 2020. The RP then filed a withdrawal appeal before the National Company Law Appellate Tribunal (“NCLAT”). One July 29, 2020, the NCLAT overturned the NCLT’s order permitting the withdrawal. In response, Ebix Singapore challenged the NCLAT’s order before the Supreme Court of India “Honorable Supreme Court”) on September 12, 2020. The Honorable Supreme Court, by its order dated September 13, 2021, in Ebix Singapore Pte. Ltd. v. Committee of Creditors of Educomp Solutions Ltd., (2022) 2 SCC 401 held, inter alia, that Ebix Singapore was not permitted to withdraw the Resolution Plan. Pursuant the Hon’ble Supreme Court’s ruling, the Plan Approval Application was revived from December 3, 2021 and Ebix Singapore became party to the NCLT proceedings. Accordingly, the NCLT is presently considering the Plan Approval Application. Ebix Singapore submitted its formal objections to the Resolution Plan on May 23, 2022 on the grounds that in view of the current position of Educomp, the Resolution Plan is not viable, feasible and implementable under the provisions of the Insolvency and Bankruptcy Code of India.

On, September 5, 2023, Ebix Singapore filed IA No. 4845 of 2023 seeking, inter alia, a declaration that Educomp is no longer a going concern in view of the report(s) of the statutory auditor of Educomp and proceedings against the RP for making false statements to the NCLT on the financial status of Educomp.

On October 09, 2023, the NCLT has allowed the Plan Approval Application and dismissed IA No. 4845 of 2023 filed by Ebix Singapore. The NCLT has also directed Ebix Singapore to submit a performance bank guarantee for a sum of INR 325 million ($3.94 million). The Resolution Professional has filed Cont. Petition No. 55 of 2023 against, inter alia, Ebix Singapore for failure to submit a performance bank guarantee.

Ebix is in the process of appealing against the order dated October 9, 2023 passed by the NCLT before the Appellate Tribunal.

Ebixcash, Zillious Solutions Private Limited (“Zillious”), Harsh Azad and Rohit Gaddi entered into a share purchase agreement dated February 11, 2019 (“Zillious SPA”), a shareholders agreement dated February 11, 2019 (“Zillious SHA”), and letter agreement dated February 11, 2019 (“Letter Agreement”). Pursuant to the SPA, Ebixcash acquired Zillious, by purchasing 80% of its equity interests held by Harsh Azad and Rohit Gaddi (“Claimaints”). Pursuant to the Zillious SPA, the share purchase consideration payable to the Claimants for the transfer of their 80% equity interest in Zillious was divided into the following three tranches: (i) base purchase consideration of INR 500.00 million ($6.06 million); (ii) free cash of INR 222.88 million ($2.7 million); and (iii) a further contingent consideration of INR 50 million ($606K) (“Earn Out”), payable as part of the overall consideration, in the event Zillious achieves a revenue of INR 300.00 million ($3.64 million)during any 12-month period from January 01, 2019, to December 31, 2021 (“Earn Out Period”).

Pursuant to the SPA, the Claimants continued to hold 19.98% of the shareholding of Zillious. The balance 20% equity shares were to be purchased by Ebixcash, in the event the buy-out took place as contemplated under the Zillious SHA. The buy-out was scheduled to be completed within a period of two years commencing from January 1, 2019 to December 31, 2020. (“Buy Out Period”). The Zillious SHA provided that the Claimants would remain the shareholders and directors of Zillious until December 31, 2020 and if at the end of Buy Out Period Zillious failed to achieve Average Annualised Revenue of INR 190 million ($2.3 million) and an EBITDA of 45% during the Buy Out Period (“Buy Out Milestones”), then the Claimants would continue to remain as shareholders but not be entitled to any additional considerations or buy out of their shares.

The buyout consideration initially was the consideration equal to the aggregate of (i) INR 150.00 million ($1.82 million); (ii) INR 100.00 million ($1.21 million) contingent upon Zillious achieving the Buy Out Milestones (“Contingent Consideration”); and (iii) 20% of the profit after tax of Zillious payable to the Claimants in proportion of their respective shareholding during the Buy Out Period. The Zillious SHA also provided that in the event Ebixcash committed a breach of its obligations under the Zillious SPA or the Zillious SHA, then the obligation of Ebixcash to consummate the Buyout and pay the buyout consideration of INR 150.00 million ($1.82 million) shall be accelerated. The Zillious SHA qualified certain matters as reserved matters, related to the conduct and affairs of Zillious, which would require an affirmative vote of the Claimants to be approved (“Reserved Matters”).

Further, pursuant to the employment agreements, dated February 20, 2019, between each of the Claimants and Ebixcash (the “Employment Agreements”), the Claimants were appointed as full time directors of Zillious with remuneration of INR7.2 million ($87K) each. Subsequently, under a letter agreement between Ebixcash and the Claimants (the “Letter Agreement”), the Contingent Consideration was substituted and replaced with an additional earn out (“Additional Earn Out”) of INR 100 million ($1.21 million) in view of the purchase of the 80% shareholding of Zillious under the Zillious SPA in the manner set out in the Letter Agreement.

Pursuant to acquisition under the Zillious SPA and the subsequent Letter Agreement, Zillious performed well till the outbreak of Covid-19 which led to decrease in revenues and, consequently, Zillious did not meet the Buy Out Milestones. In July 2020 Claimants alleged breaches of the Zillious SPA by Ebixcash, relating to the performance and functioning of Zillious.

In November 2020, the Claimants instituted arbitration proceedings against Ebixcash and Zillious. The Claimants’ statement of claim, dated November 11, 2020, inter alia, raised the following alleged breaches by Ebixcash and Zillious: (i) Ebixcash’s deliberate prevention of Zillious from achieving the revenue targets, (ii) conducting meetings without issuing notices and the achieving the required quorum; (iii) passing resolutions in invalidly constituted meetings and fabricating the records of board meetings, annual general meetings and extra general meetings; (iv) amendment of the memorandum of association of Zillious by fraudulent change in Zillious’s registered office from Delhi to Uttar Pradesh; (v) decisions in relation to Reserved Matters (i.e. reduction of Claimant’s remuneration) without the proper approval of the Claimants; (vi)prevention of Claimants by Ebixcash from pursuing new business leads and opportunities; (vii) siphoning off interest free corporate loans from Zillious to Ebix Money Express Private Limited and Ebix-related entities (viii) promotion of Ebix’s business entities at the cost of Zillious’ business which negatively impacted Zillious’ business; and (ix) causing high attrition rates of employees thereby seriously impacting Zillious’s business.

The Claimants sought the following relief: (i) specific performance by Ebixcash under the Zillious SHA; (ii) payment of the buyout consideration contemplated by the Zillious SPA (INR 250.00 million (3.03 million), (₹ 125.00 million ($1.51 million) to each Claimant)); (iii) payment of earn out consideration contemplated by the Zillious SPA (₹ 50.00 million ($606K), (₹ 25.00 million ( $303K) to each Claimant)); (iv) rendition of accounts directing Ebix Cash to pay Free Cash (as defined in the Zillious SPA) to each Claimant; (v) payment of salary to the Claimants beginning April 1, 2020 at the rate of INR 0.6 million ($7.3K) per month under Employment Agreements; (vi) payment of dividend to the Claimants under Zillious SPA; and (vii) an interest of 18% on all the aforesaid payments.

The Claimants initially sought relief under Section 9 of the Arbitration and Conciliation Act, 1996, as amended (the “Arbitration Act”). Ebixcash and Zillious filed a statement of defense on December 21, 2020 which (i) denied fabrication of records of any meetings, (ii) denied any breach of terms of SPA and SHA on their part, (iii) submitted that Buy Out Period is ongoing and specific performance which cannot be prematurely claimed on it, and (iv) stated the reduction in Claimants’ remuneration was a temporary measure due to the impact of Covid-19, and Ebixcash agreed to reimburse Claimants’ salaries. Thereafter, the Claimants sought an urgent interim relief under Section 17 of the Arbitration Act to secure the amount in dispute as well as restoration of Claimants’ salaries, arguing that the Company, and Ebixcash are under financial distress. The Tribunal allowed restoration of Claimants’ salaries and payment of arrears with effect from April 1, 2020, through an order dated October 1, 2021, pursuant to which Ebixcash made payment of an aggregate amount of INR 13.49 million ($164K).

The arbitrator directed Ebixcash and Zillious to buy the 20% ownership of Zillious held by the Claimants for amount of INR 250 million ($3.03 million) along with a sum of INR 2.92 million ($35.4K) as free cash and INR 3.89 million ($47K) as cost along with interest. In the opinion of the management, based upon legal analysis of the Company, the aforesaid claims are not valid, and no material liability will devolve on the Company on account of this dispute. Management filed an appeal against this order.

On September 8, 2020, Amadeus IT Group S.A. (“Amadeus”) filed a request for arbitration before the International Chamber of Commerce, Paris (“ICC”) against Ebixcash Ltd. and Ebix Inc. (together, as discussed in this section, “Ebix”) seeking, inter alia, recovery of sums advanced under the Global Agreement, dated October 1, 2019, entered into between Amadeus and Ebix (the “Global Agreement”). Under the Global Agreement, Ebix procured a license to use the Amadeus GDS for its various group companies (referred as “Customer Offices”). Amadeus also advanced to Ebix a sum of $15 million which was to be recovered from the sales of tickets booked by the Customer Offices. Ebix was also required to meet certain sales targets every quarter under the Global Agreement.

As a consequence of the COVID-19 global pandemic, Ebix was unable to meet the required sales targets under the Global Agreement, and, as a result, Amadeus terminated the Global Agreement. Amadeus also sought recovery of the balance sums of the monies advanced by Amadeus (after deducting the incentives per ticket actually booked by Ebix). Amadeus filed its request for arbitration before the ICC, and the the arbitral tribunal selected by the ICC (the “Arbitral Tribunal”) was presented with the following two questions: (i) whether Amadeus was allowed to terminate the Global Agreement and (ii) if yes, what were the sums liable to be returned by Ebix to Amadeus.

The Arbitral Tribunal, gave its ruling (“Award”) holding that even though Ebix could not meet the sales targets due to the onset of COVID-19 and the disruption in the travel market, Ebix cannot deny Amadeus its right to the sums advanced by Amadeus. However, the Arbitral Tribunal found that Amadeus was incorrect in its calculation of the number of tickets booked by Ebix and gave Ebix the benefit of all tickets booked by all the Customer Offices (irrespective of whether the Customer Offices were in control of Ebix). Consequently, the Tribunal reduced Amadeus’ claim and directed Ebix to pay an aggregate advance collected of EUR 12,061,814. The Tribunal also directed Ebixcash Ltd. to pay to Amadeus a sum of EUR 551,598.38 in respect of certain product services used by it. This in USD terms amounts to a cumulative sum of $12.893 million payable to Amadeus against an approximate sum of $13.3 million Amadeus’ advance in EbixCash books.

Pertinently, the amounts awarded are merely to return the sums advanced by Amadeus less the tickets booked by Ebix. No damages have been awarded by the Arbitral Tribunal. Ebix had appropriately provisioned these sums as advances in its accounts and the Arbitral Tribunal’s award does not affect the existing P&L of Ebix.

Ebix firmly believes that the Tribunal failed to take into account the impact of COVID-19 on the travel industry and on account of such force majeure (which has been accepted by the Tribunal), Amadeus could not have terminated the Global Agreement. The proper course of action would have been for Amadeus to have extended the term of the Global Agreement to account for the period of COVID-19 and resume the terms once the travel industry was back on its feet. With respect to the claims for services, it was an admitted position that no invoices for these services were ever received by Ebix and Ebix vehemently contests that these services were even provided.

On October 14, 2022, Amadeus petitioned the United States District Court for the Northern District of Georgia (“USDC for the Northern District of Georgia”) to confirm the Award against Ebix under the Federal Arbitration Act. On December 14, 2022, Amadeus moved for default judgment. On December 19, 2022, Ebix moved to set aside entry of default, and for leave to file an opposition to the confirmation out of time. On January 6, 2023, Ebix filed an opposition to the motion for default judgment, arguing that it would prevail on the merits of the petition to confirm because the Arbitral tribunal exceeded its authority by awarding fees and costs to Amadeus that were not provided for in the governing arbitration provision.

At the same time, Ebix engaged with Amadeus to renegotiate the terms of the Global Agreement and payments under the Award, for the mutual benefit of both parties.] On Friday, January 27, 2023, Ebix and Amadeus reached an agreement to settle all of Amadeus’ claims related to this matter. The agreement included the return to Amadeus of its advance with interest to be made in four payments by Ebix throughout 2023. The payments to Amadeus will be guaranteed by a reputable Indian bank of mutual approval.

The Arbitral Tribunal passed a final award on February 17, 2022 (“Final Award”), wherein it observed certain violations of terms of the Global Agreement by our Company and determined the Company and Ebix’s joint and several liability to make a payment to Amadeus of (i) EUR 12.06 million with an interest of 2% per annum above the three month Euribor from the date of the Final Award; (ii) EUR 0.40 million as legal and other costs including the costs paid to ICC for costs of the arbitration proceeding; and (iii) to bear its Ebix’s own legal and other costs. Further, on June 22, 2023, the USDC for the Northern District of Georgia confirmed the Final Award. By its judgment dated July 11, 2023, the USDC for the Northern District of Georgia directed Ebix to pay Amadeus the amount of $15.07 million, plus post-judgment interest, and an additional Ebix shall also $451.00 for the filing fees incurred by Amadeus. Accordingly, Ebix has paid $9 million to Amadeus through end of October 31, 2023 per the payment plan with Amadeus for returning the advance as directed by the USDC for the Northern District of Georgia. Currently, in forbearance under the agreement with Amadeus, it is being modified as Ebix is in breach

The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 6: Income Taxes
    The Company recorded a net income tax expense of $514 thousand and $1,301 thousand during the three and nine months ended September 30, 2023, which included tax expense of $0.2 million and $1.9 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax benefit, exclusive of discrete items, was $0.4 million and $620 thousand (15.67%) for the three and nine months ended September 30, 2023.     During the three and nine months ended September 30, 2023 and September 30, 2022, there was an increase of $1.4 million and $146 thousand to this liability reserve, respectively. The Company expects its full year effective tax rate to be in the range of 8% to 10%.
     As of September 30, 2023 and December 31, 2022 a liability of $7.8 million and $6.4 million for uncertain tax positions is included in other long-term liabilities of the Company's condensed consolidated balance sheets. During the nine months ended September 30, 2023 and September 30, 2022, there was an increase of $1,386 thousand and $146 thousand to this liability reserve, respectively. The Company recognizes interest accrued and penalties related to unrecognized tax benefits as part of income tax expense.

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

    The following enterprise-wide information relates to the Company's geographic locations:

	Nine Months Ended	As of	Nine Months Ended	As of
	September 30, 2023	September 30, 2023	September 30, 2022	December 31, 2022
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
North America	114,657	386,198	118,605	374,891
International	365,762	816,912	676,333	785,746
	$480,419	$1,203,110	$794,938	$1,160,637

Enterprise-wide information relates to the Company's geographic locations on net basis for comparative purposes (Non GAAP)

	Nine Months Ended	As of	Nine Months Ended	As of
	September 30, 2023	September 30, 2023	September 30, 2022	December 31, 2022
	External Revenues	Long-lived assets	External Revenues	Long-lived assets
	(In thousands)
North America	114,657	386,198	118,605	374,891
International	239,074	816,912	216,337	785,746
	$353,731	$1,203,110	$334,942	$1,160,637

Note 8: Investment in Joint Ventures

    Effective February 2016, Ebix and Vayam Technologies Ltd ("Vayam") formed a joint venture named Ebix Vayam Limited JV. This joint venture was established to carry out IT projects in the government sector of the country of India, particularly in regards to the implementation of e-governance projects in the areas of education and healthcare. Ebix has a 51% equity interest in the joint venture, and Vayam has a 49% equity interest in the joint venture. Ebix is fully consolidating the operations of Ebix Vayam Limited JV into the Company's financial statements and separately reporting the Vayam minority, non-controlling interest in the joint venture's net income and equity. Vayam is also a customer of Ebix Vayam Limited JV, and, during the three and nine months ended September 30, 2023, Ebix Vayam Limited JV recognized $143 thousand and $349 thousand, respectively, of revenue from Vayam. During the three and nine months ended September 30, 2022, Ebix Vayam Limited JV recognized $205 thousand and $726 thousand, respectively, of revenue from Vayam. As of September 30, 2023, Ebix Vayam Limited JV had $11.8 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.7 million. As of December 31, 2022, Ebix Vayam Limited JV had $11.6 million of accounts receivable with Vayam, net of the estimated allowance for doubtful accounts receivable in the amount of $5.7 million.

An order of commencement of Corporate Insolvency Resolution Process (CIRP) was passed by The National Company Law Tribunal, Principal Bench, New Delhi vide order dated March 25, 2022, on Vayam.

Ebix Vayam Limited JV has an arrangement with Vayam whereby for all payments to be made to Vayam under the various projects sub-contracted to Ebix Vayam Limited JV, Vayam would set up a separate bank account with automatic bank forwarding arrangement to Ebix Vayam Limited JV’s bank account. Subsequent to the period ended, on October 18, 2023, management has requested the Bharat Sanchar Nigam Limited("BSNL") to defer the payment till the conclusion to its appeal, accordingly considering the deferment request the balance outstanding with BSNL has been presented as non-current trade receivable in the financial statement.

The management of the Holding Company based on its overall assessment and independent legal opinion believes receivables from BSNL constitute the “assets” of Ebix Vayam Limited JV and cannot in any manner whatsoever be construed to be the assets of Vayam under the provisions of the Insolvency and Bankruptcy Code, 2016. Vayam being a mere shareholder in Ebix Vayam Limited JV cannot claim any interest, right or claim over the assets of Ebix Vayam Limited JV and accordingly, believes no provision is required to be created in the consolidated financial statements against the recoverable balance

    Effective September 2015, Ebix and Independence Holding Company ("IHC") formed the joint venture EbixHealth JV. This joint venture was primarily established to promote and market an administrative data exchange for health insurance lines of business in the U.S. Ebix has a 51% equity interest in the joint venture and IHC has a 49% equity interest the joint venture. Ebix is fully consolidating the operations of EbixHealth JV into the Company's financial statements and separately reporting EbixHealth JV non-controlling interest in the joint venture's net income and equity. IHC is also a customer of EbixHealth JV, and, during the three and nine months ended September 30, 2023, EbixHealth JV recognized $236 thousand and $727 thousand, respectively, of revenue from IHC. During the three and nine months ended September 30, 2022, EbixHealth JV recognized $284 thousand and $897 thousand of revenue from IHC. As of September 30, 2023 and December 31, 2022, EbixHealth JV had $71 thousand and $74 thousand of accounts receivable from IHC, respectively. Furthermore, as a related party, IHC also has been and continues to be a customer of Ebix, and during the three and nine months ended September 30, 2023 the Company recognized $18 thousand and $61 thousand, respectively, of revenue from IHC. During the three and nine months ended September 30, 2022, the Company recognized $24 thousand and $64 thousand of revenue from IHC. As of September 30, 2023 and December 31, 2022, Ebix had $44 thousand and $44 thousand of accounts receivable with IHC. EbixHealth JV has a $1.8 million note due to IHC. The Company recorded $125 thousand in amortization expense related to the IHC customer relationship intangible during the nine months ending September 30, 2023.

Note 9: Goodwill, Finite-Lived, and Indefinite-Lived Intangibles
    Changes in the carrying amount of goodwill for the nine months ended September 30, 2023 and the year ended December 31, 2022 are reflected in the following table:

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Beginning Balance	$881,676	$939,249
Additions	—	—
Purchase accounting adjustments	—	—
Foreign currency translation adjustments	$(2,422)	(57,573)
Ending Balance	$879,254	$881,676

    The carrying value of finite-lived and indefinite-lived intangible assets at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Finite-lived intangible assets:
Customer relationships	$100,877	$101,401
Developed technology	36,835	34,427
Dealer network	5,987	5,877
Airport contracts	3,968	3,992
Trademarks	2,653	2,651
Store networks	2,140	2,153
Brand	786	791
Non-compete agreements	701	702
Database	212	212
Backlog	140	140
Total intangibles	154,299	152,346
Accumulated amortization	(109,214)	(101,446)
Finite-lived intangibles, net	$45,085	$50,900

Indefinite-lived intangibles:	.
Customer/territorial relationships	16,647	16,647

Amortization expense recognized in connection with acquired intangible assets was $3.3 million and $10.3 million and for the three and nine month period ended September 30, 2023, respectively, and $2.3 million and $7.3 million for the three and nine month period ended September 30, 2022, respectively.

Note 10: Capitalized Software Development Costs

    In accordance with ASC 350-40 “Internal-Use Software” and/or ASC 350-985 “Software”, the Company has capitalized certain software and product related development costs associated with the Company’s continuing medical education service offerings; development of the P&C underwriting insurance data exchange platform servicing the London markets; development of SaaS based Asset Management and Collection platforms having global application; development of single sign on agent and customer portal, including mobile application, and content development work related to the e-learning business. During the three and nine months ended September 30, 2023, the Company capitalized $0.5 million and $1.1 million, respectively. During the three and nine months ended September 30, 2022, the Company capitalized $1.5 million and $5.7 million, respectively, of such development costs. At September 30, 2023 and December 31, 2022, a total of $16.2 million and $15.3 million, respectively, of remaining unamortized development costs are reported on the Company’s condensed consolidated balance sheets.

    During the three and nine months ended September 30, 2023, the Company recognized $28 thousand and $131 thousand, respectively, of amortization expense with regards to these capitalized software development costs. During the three and nine months ended September 30, 2022, related amortization expense was $0.7 million and $2.2 million respectively.

Note 11: Other Current Assets

    Other current assets at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Prepaid expenses	$73,443	$71,449
Sales taxes receivable from customers	5,684	3,289
Other third party receivables	669	1,034
Credit card merchant account balance receivable	711	704
Short term portion of capitalized costs to obtain and fulfill contracts	451	486
Accrued interest receivable	570	651
Other	11,540	9,774
Total	$93,068	$87,387

Note 12: Leases

    The Company has operating and finance leases for office space, retail, data centers, and certain office equipment with expiration dates ranging through 2028 with various renewal options. Only renewal options that were reasonably assured to be exercised are included in the lease liability. At September 30, 2023, the maturity of lease liabilities under Topic 842 "Leases" are as follows:

Year	Operating Leases	Financing Leases	Total
	(in thousands)
2023	929	36	965
2024	2,931	133	3,064
2025	2,191	19	2,210
2026	1,378		1,378
2027	624	—	624
Thereafter	1,106	—	1,106
Total	9,159	188	9,347
Less: present value discount*	(1,133)	(7)	(1,140)
Present value of lease liabilities	8,026	181	8,207

Less: current portion of lease liabilities	(2,739)		(2,739)
Total long-term lease liabilities	$5,287	$181	$5,468

* The discount rate used was the incremental borrowing rates respective to the country where the assets are located.

    The Company's net assets recorded under operating and finance leases were $7.7 million and $9.6 million as of September 30, 2023, and December 31, 2022, respectively. The lease cost is recognized in our condensed consolidated statements of income in the category of general and administrative and is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating Lease Cost	$963	$1,001	$3,092	$2,980
Finance Lease Cost:
Amortization of Lease Assets	32	41	106	135
Interest on Lease Liabilities	2	5	9	18
Finance Lease Cost	34	46	115	153
Sublease Income	(47)	(23)	(71)	(69)
Total Net Lease Cost	$950	$1,024	$3,136	$3,064

    Other information about lease amounts recognized in our condensed consolidated statement of income is summarized as follows:

September 30, 2023
Weighted Average Lease Term - Operating Leases	3.79 years
Weighted Average Lease Term - Finance Leases	1.39 years
Weighted Average Discount Rate - Operating Leases	8.2%
Weighted Average Discount Rate - Finance Leases	5.4%

    At September 30, 2023, our lease liability of $8.2 million does not include certain arrangements, which are primarily airport leases that do not meet the definition of a lease under Topic 842. Such arrangements represent further commitments of approximately $23.6 million as follows:

Year	Commitments
(in thousands)
2023 (Remaining three months)	$4,015
2024	8,947
Thereafter	$10,685
Total	$23,647
    Finance leases range from three to five years and are primarily for office equipment. Rental expense for office and airport facilities and certain equipment subject to operating leases for the nine months ended September 30, 2023 and 2022 was $17.2 million and $11.9 million, respectively.

Note 13: Concentrations of Credit Risk

    The Company is potentially subject to concentrations of credit risk in its accounts receivable.  Credit risk is the risk of an unexpected loss if a customer fails to meet its contractual obligations.  The Company can be directly affected by the financial condition of its customers, the loss or substantial reduction in business activity with its customers, or the inability of customers to pay its invoices.  While customer activity and financial condition could have a material impact on the Company’s financial statements, management does not believe significant credit risk exists at September 30, 2023.

Note 14: Other Current Liabilities

    Other current liabilities at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Customer advances (deposits)	$22,528	$23,631
Acquisition obligations (upfront purchase and contingent consideration)	1,585	2,153
Total	$24,113	$25,784

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
    Other important factors that could cause actual results to differ materially from those in our specific forward-looking statements included in this Form 10-Q include, but are not limited to, the following:

•our future liquidity needs discussed under “Liquidity and Capital Resources” regarding our ability to repay or replace our Credit Facility, which matured on September 30, 2023, generate cash from operating activities and any declines in our credit ratings or financial condition which could restrict our access to the capital markets or materially increase our financing costs (refer to Note 4 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, "Debt");
•uncertainties pertaining to the actual ultimate cost of our legal contingencies (refer to Note 5 of the Condensed Notes to these Condensed Consolidated Financial Statements in this Form 10-Q, “Commitments and Contingencies”, and “Contractual Obligations” in Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"));
•the MD&A and the analysis of the nine-month revenue trends regarding actual realized level of demand for our products during the immediately foreseeable future, and fluctuations thereof; and
•the impact of global economic conditions (including, among other things, inflation levels, interest rates, financial market volatility, banking crises, the potential for a recession, the ongoing wars in Ukraine, Israel and Gaza, the related economic sanctions being imposed globally in response to the conflicts and potential trade wars or further escalation of those conflicts) and continuing public health crises, pandemics and epidemics, such as the COVID-19 pandemic, or the anticipation of any of the foregoing, on our operations and our employees, customers and suppliers, including foreign governments in countries in which we operate.

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

The Registrant’s subsidiary, EbixCash Limited has filed a draft red herring prospectus with the Securities and Exchange Board of India and is in the process of executing an initial public offering of its equity shares, subject to market conditions and regulatory approvals. The financial information of EbixCash Limited consolidated into our financial statements as of and for the nine months ended September 30, 2023 is summary, indicative and not final. Further such financial information has not been audited or reviewed by the auditors of such company.

Company Overview

    Ebix is a leading international supplier of on-demand infrastructure software exchanges and e-commerce services to the insurance, financial, travel, cash remittances, and healthcare industries. In the insurance sector, the Company’s main focus is to develop and deploy a wide variety of insurance and reinsurance exchanges on an on-demand basis using SaaS enterprise solutions in the areas of CRM, front-end and back-end systems, and outsourced administrative and risk compliance. The Company's products feature fully customizable and scalable on-demand software designed to streamline the way insurance and financial industry professionals manage distribution, marketing, sales, customer service, and accounting activities. With a "Phygital” strategy that combines over 650,000 physical distribution outlets in India and many ASEAN countries, to an Omni-channel online digital platform, the Company’s EbixCash Financial exchange portfolio of software and services encompasses domestic and international money remittance, Forex, travel, pre-paid gift cards, utility payments, lending, and wealth management in India and other primarily Southeast Asian Markets. The Company has its headquarters in Johns Creek, Georgia and also conducts operating activities in Australia, Brazil, Canada, India, Indonesia, New Zealand, the Philippines, Singapore, the United Arab Emirates, and the United Kingdom. International revenue accounted for 76.1% and 85.1% of the Company’s total revenue for the nine months ended September 30, 2023 and 2022, respectively.

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

    Our reported results for the nine-month period ended September 30, 2023 may not be reflective of current market conditions, or indicative of our results for any future periods, which may be negatively impacted by the COVID-19 pandemic or other global events or economic conditions to a greater extent than the reported period. The impact of the COVID-19 pandemic and other global events mentioned above may also exacerbate other risks discussed in this Quarterly Report. Refer to Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a complete description of the material risks that the Company currently faces.
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
    Ebix’s revenue streams are derived from product/service channels. Presented in the table below is the breakout of our revenues for each of those product/service channels for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Exchanges	99,291	237,396	419,235	736,255
Risk Compliance Solutions	19,937	20,508	61,184	58,683
Totals	$119,228	$257,904	$480,419	$794,938

Product/Services channels on net basis for Comparative purposes (Non GAAP) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Exchanges	99,291	99,991	292,547	276,259
Risk Compliance Solutions	19,937	20,508	61,184	58,683
Totals	$119,228	$120,499	$353,731	$334,942

    The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Subscription	32%	16%	25%	16%
Transaction-Based	57%	79%	66%	79%
Professional Services/Consulting/Other	11%	5%	9%	5%

The table below provides an approximation (as a % of total revenue) of subscription-based and software maintenance revenue, transaction-based revenue, and professional services and consulting fee revenue on net basis for Comparative purposes (Non GAAP) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Subscription	32%	33%	34%	36%
Transaction-Based	57%	55%	54%	51%
Professional Services/Consulting/Other	11%	12%	12%	13%

Results of Operations — Three Months Ended September 30, 2023 and 2022
Operating Revenue

The company total revenues on GAAP basis decreased 53.8% year-over-year during the third fiscal quarter of 2023 versus the third fiscal quarter of 2022 and 52.9% on constant currency basis.

    During the three months ended September 30, 2023, the Company total operating revenues decreased $1.3 million, or 1%, to $119.2 million as compared to $120.5 million during the third quarter of 2022 on Non-GAAP basis. Total revenues on a constant currency basis would have been $2.3 million higher in the third fiscal quarter of 2023 at $121.5 million. On March 11, 2020, COVID-19 was declared a global pandemic by the World Health Organization. Across the U.S. and the world, governments and municipalities instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and the closure of non-essential businesses. Our travel, foreign exchange, remittance, e-learning, and financial technologies businesses continue to generate revenues below pre-COVID 19 operating levels, but the Company is seeing a material rebound in these businesses during 2023 year-to-date.

Total revenues decreased year-over-year during the third fiscal quarter of 2023 due to a year-over-year decrease in international revenues by $405 thousand or 0.5%. over the third quarter of 2022 on Non GAAP basis. Reported revenues were negatively impacted by the weakening of foreign exchange rates in our operating geographies during the third quarter ended September 30, 2023. Specifically, the year-over-year impact from fluctuations of exchange rates in the countries that we operate, in the aggregate, decreased reported revenues by approximately $2.2 million for the three months ended September 30, 2023. This negative impact from foreign exchange rate movements was the most pronounced negative impact on the Company's quarterly revenues in the past five fiscal years. International revenue accounted for 69.0% and 85.4% (65.5% on Non-GAAP basis) of the Company’s total revenue for the three months ended September 30, 2023 and 2022, respectively.

Cost of Services Provided

Cost of Services includes costs associated with customer support, consulting, implementation, and training services. The cost of services decreased by 59.8% in nine-month ended September 30, 2023 versus the nine month period ended September 30, 2022 on GAAP basis. However, cost of services provided decreased $4.2 million, or 11%, to $32.7 million in the third quarter of 2023 as compared to $36.9 million in the third quarter of 2022 on Non-GAAP basis. For the three months ended September 30, 2023, cost of services as a percentage of total revenues decreased to 27.4% of total revenues as compared to 67.6% (29.1% on Non-GAAP basis) for the three months ended September 30, 2022. The decrease in the Company’s cost of services provided as a percentage of total revenues is primarily due to revenue mix changes year-over-year.
Product Development Expenses

    The Company’s product development efforts are focused on the development of new technologies for insurance carriers, brokers, and agents, the development of new data exchanges for use in domestic and international insurance markets, as well as the Forex and travel sectors. Product development expenses increased $0.5 million, or 5%, to $11.0 million during the third quarter of 2023 as compared to $10.5 million during the third quarter of 2022. The year-over-year increase in product development expenses in the third quarter of 2023 was driven by increased labor costs.
Sales and Marketing Expenses
    Sales and marketing expenses increased by $1.0 million to $5.0 million in the third fiscal quarter of 2023 compared to $4.0 million in the third fiscal quarter of 2022.
General and Administrative Expenses
    General and administrative expenses increased $9.5 million, or 28%, to $43.9 million in the third quarter of 2023 as compared to $34.4 million in the third quarter of 2022. The year-over-year increase is primarily due to increased legal and professional costs related to debt refinancing of approximately $4.4 million, personnel costs, CEO compensation and bonus, travel expenses, and an increase in rent expenses, the third quarter of 2023 versus the comparable prior year period.
Amortization and Depreciation Expenses
    Amortization and depreciation expenses increased $1.7 million, or 39%, to $6.2 million in the third quarter of 2023 as compared to $4.4 million in the third quarter of 2022, primarily due to the impact from increased capital expenditures over the past several quarters, and certain reclassifications and useful life adjustments made by the Company in the first quarter of 2023 that were not material to the overall financial condition of the Company.
Interest Income
    Interest income decreased $15 thousand, or 22%, to $53 thousand in the third quarter of 2023 as compared to $68 thousand in the third quarter of 2022. The increase resulted from both a higher interest rate environment and increased amounts of interest-bearing short term investments and restricted cash balances in 2023 versus the comparable period in 2022.
Interest Expense
    Interest expense of $28.2 million in the third quarter of 2023 increased 82% as compared to $15.5 million in the third quarter of 2022. While the average outstanding balance under the Company's Credit Facility decreased year-over-year by approximately $22.3 million from approximately $640.1 million to approximately $617.8 million, the Company's interest rate increased to 13.4%. The increased interest rate environment, coupled with increased amortization of deferred financing costs in the third quarter of 2023 versus the comparable prior year quarter resulted in increased interest expense year-over-year of over $37.7 million. The average balance of our working capital facilities increased year-over-year by approximately $2.0 million.
Non-Operating (Loss)/Income
Non-operating loss in the third quarter of 2023 increased to $0.6 million as compared to $0.4 million in the prior year. These expenses in 2023 and 2022 are attributable to non-operating expenses in our international operations.
Foreign Currency Exchange Gain (Loss)
    The Company recorded a net foreign currency exchange gain for the three months ended September 30, 2023 in the amount of $2.4 million which consisted of net gains realized and unrealized upon the settlement of receivables or payables and re-measurement of cash balances denominated in currencies other than the functional currency of the respective operating division recording the instrument.
Income Taxes
    The Company recorded net income tax expense of $514 thousand (12.74%) during the three months ended September 30, 2023, which included tax expense of $0.2 million from certain discrete items related to stock compensation and uncertain tax positions. The income tax expense, exclusive of discrete items, was $351 thousand (15.67%) during the three months ended September 30, 2023. The Company expects its full year effective tax rate to be in the range of 8% to 10%.

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows provided by our operating activities and cash and cash equivalents on hand. The Credit Facility matured on September 30, 2023. As a result, on September 30, 2023 the outstanding balance of the Credit Facility, $616.8 million, was classified as a current liability. Currently, the Company is operating under the Forbearance Agreement which expires on the earlier of (i) November 15, 2023 and (ii) the occurrence of a "Forbearance Termination Event". A Forbearance Termination Event under the Forbearance Agreement consists of, among other things, failure by the Company to perform or observe any covenants or agreements in the Forbearance Agreement, failure to pay when due any mandatory prepayments of principal under the Credit Facility, occurrence of any Event of Default, failure to meet any Milestone, termination of the engagement of Jefferies LLC for any reason, termination of the engagement of Alix Partners LLP for any reason or entry of any Lien against any Credit Party (as defined and further described in the Credit Facility). ). The Company is in process of negotiating with the Credit Facility Agents and Lenders for an amendment to the Forbearance Agreement extending the expiration of the Forbearance Agreement to the earlier of (i) December 17, 2023 and (ii) the occurrence of a Forbearance Termination Event. No assurances can be given that such an amendment will be completed, if at all, or if it will be completed on terms acceptable to the Company.

The Company is also subject to certain provisions of the Credit Facility which will require mandatory prepayments of its outstanding loans and certain minimums for its Fixed Charge Coverage Ratio (as defined in the Credit Facility). As of September 30, 2023, the Company did not meet the required consolidated Fixed Charge Coverage Ratio. However, pursuant to the Forbearance Agreement (as defined in Note 4 below), the Credit Facility Agents and Lenders forbear from exercising any of their respective rights and remedies with respect to the failure of the Company to comply with the Fixed Charge Coverage Ratio for the fiscal quarter ending September 30, 2023 during the Forbearance Period.
The Company has a negative working capital position of $(506.5) as of September 30, 2023. Our current ratio decreased to 0.41 at September 30, 2023 from 0.46 at December 31, 2022 and our working capital position decreased to $(506.5) million at September 30, 2023 from $(447) million at December 31, 2022 due to the classification of the Credit Facility as a current liability at September 30, 2023.
Pursuant to the Forbearance Agreement, the Company must refinance or pay off the entire $616.8 million of debt outstanding by November 15. The Company is exploring several strategic options to materially reduce or pay off in total the outstanding Credit Facility indebtedness, meet the requirements set forth in the Forbearance Agreement and to provide the additional cash needed to meet the Company’s obligations as they become due. There can be no assurance, however, that the Company will be successful in accomplishing its objectives. As noted above, the Company’s Credit Facility matured on September 30, 2023 and an alternate financing arrangement has yet to be executed.
The various alternative being explored by Company are mentioned below:
Part-sale of US Assets - The Board of Directors, on October 30, 2023, formed Finance Committee comprising of independent directors, to evaluate all alternatives to address the capital required to repay the matured Credit Facility. The Company also engaged an investment banker Jefferies LLC, to assist in a prospective part-asset sale of the Company’s North America assets (the “Sale”). The Company has received commercial offers from multiple bidding parties with potential proceeds from the Sale that, if successfully completed, could substantially or fully repay the Company’s outstanding indebtedness pursuant to the Credit Facility. Currently, the strategic and financial bidders are conducting due diligence, which are in different stages of review. No assurances can be given when the Sale will be completed, if at all, or if it will be completed on terms acceptable to the Company.
Public Offering (IPO) of Ebixcash - The Company’s Indian subsidiary, EbixCash, filed a Draft Red Herring Prospectus ("DRHP") with the Securities and Exchange Board of India on March 9, 2022, for an initial public offering aggregating up to

₹60,000 million or $787 million (the “IPO”). The Company received SEBI Final Observation letter on April 10, 2023 allowing it to raise funds through IPO. As per DRHP, an amount up to approximately $360 million could be utilized towards purchase of outstanding compulsorily convertible debentures from Ebix Asia Holdings Inc, Mauritius and in turn remittance to Ebix, Inc., which is proposed to be used towards reduction of Ebix Inc.’s outstanding debt. Approximately $130 million as per DRHP, is proposed to be utilized for working capital requirements of EbixCash and its subsidiaries. The remaining proceeds as per DRHP, are to be utilized towards, inter alia, growth-related initiatives of EbixCash, including acquisitions and other investments.
If the IPO is completed prior to the expiration of the Forbearance Period, the Company expects that it will be able to reduce its overall debt by at least 50% while holding cash in EbixCash equivalent to the remaining debt outstanding under the Credit Facility. No assurances can be given, however, when the IPO will be completed, if at all, or if it will be completed on terms acceptable to the Company

Other capital raise alternatives - The Company is also pursuing multiple other capital raising strategies to address the refinancing requirements of the Credit Facility, including bridge loan, structured debt, private placement of equity, and hybrid debt/equity options at the corporate level and within the international operations.

The anticipated cash flows provided by our operating activities, together with current cash balances, will reasonably cover our cash requirements for managing day to day business operations other than to service or repay our outstanding Credit Facility indebtedness obligations which matured on September 30, 2023. However, there can be no assurance that additional capital will not be required sooner. Any projections of future cash needs, cash flows, and the general market conditions for debt and equity securities is subject to substantial uncertainty.

The Company’s management has prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") on a going concern basis of accounting, which contemplate continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. Accordingly, the consolidated financial statements exclude certain adjustments that might result if the Company is unable to continue as a going concern. There are no assurances that the above referenced financing will be available in amounts or on terms acceptable to us, if at all, or that the funds raised by the Company from various funding alternatives will be in the amount sufficient to pay the matured Credit Facility to the applicable Credit Facility Agents and Lenders.

If the Company fails to secure a definitive term sheet from one of the potential bidders, fails to raise funds through IPO, fails to raise alternate refinance debt or fails to receive an extension of the Forbearance Agreement from the Credit Facility Agents and Lenders by November 15, 2023, the Company’s ability to continue as going concern will be substantially doubtful.
Our unrestricted cash and cash equivalents were $71.2 million and $110.6 million at September 30, 2023 and December 31, 2022, respectively. The Company holds material cash and cash equivalent balances overseas in foreign jurisdictions. The free flow of cash from certain countries where we hold such balances may be subject to repatriation tax effects and other restrictions. Furthermore, the repatriation of earnings from some of our foreign subsidiaries would result in the application of withholding taxes at the foreign source and taxation at the U.S. parent level upon receipt of the repatriation amounts.
    The approximate cash, cash equivalents, restricted cash, and short-term investments balances held in our domestic U.S. operations and each of our foreign subsidiaries as of November 13, 2023 are presented in the table below:

Country/Region	Cash, Restricted Cash and Short-Term Investments
(In thousands)
North America	$3,537
International	$60,919
Total	$64,456

To the extent available capital, the Company will continue to utilize cash flows generated from ongoing operating activities towards day to day operations and refinancing of the Credit Facility, in combinations with the possible issuance of additional debt or equity, a prospective IPO, and a prospective part-asset sale to retire outstanding indebtedness. However, the maturity of the Credit Facility as well as the covenants in that Credit Facility could adversely affect our ability to run our business in good standing.

Business Combinations
    The Company seeks to execute accretive business acquisitions in combination with organic growth initiatives as part of its comprehensive business growth and expansion strategy. The Company looks to acquire businesses that are complementary to Ebix's existing products and services.
    During the nine months ending September 30, 2023, the Company completed no business acquisitions.
    During the twelve months ended December 31, 2022, the Company completed no business acquisitions.
Operating Activities
    Net cash provided by our operating activities was $3.4 million for the nine months ended September 30, 2023. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $(2.9) million, $16.1 million of depreciation and amortization, $1.6 million of non-cash share-based compensation, $2.9 million of right-of-use assets amortization, a $2.0 million increase in contract liabilities, a $(28.1) million impact from the provision for deferred taxes, and $16.5 million of working capital requirements, primarily due to an increase in accounts receivable and a decrease in accounts payable and accrued expenses, offset in part by increases in payables to service agents, other liabilities and contract liabilities. During the nine months ended September 30, 2023, the Company made $31.1 million of tax payments.

    Net cash provided by our operating activities was $45.1 million for the nine months ended September 30, 2022. The primary components of the cash provided by our operating activities during the nine-month period consisted of net income of $56.8 million, $13.7 million of depreciation and amortization, $2.9 million of non-cash share-based compensation, $2.6 million of right-of-use assets amortization, $2.2 million of amortization of capitalized software development costs, and $2.6 million of working capital requirements, primarily due to increased accounts receivable and receivables from services provides, an increase in the other assets, and decreased accounts payable and accrued expenses. During the nine months ended September 30, 2022, the Company made $28.9 million of tax payments.

Investing Activities

    Net cash used for investing activities during the nine months ended September 30, 2023 was $12.6 million, and consisted primarily of $11.1 million for capital expenditures, $1.1 million for software development costs that were capitalized and an increase in marketable securities of $0.5 million (specifically bank certificates of deposit).

    Net cash used for investing activities during the nine months ended September 30, 2022 was $22.9 million, and consisted primarily of $5.7 million for software development costs that were capitalized, $12.7 million for capital expenditures, and decreases in marketable securities of $4.5 million (specifically bank certificates of deposit).

Financing Activities
    During the nine months ended September 30, 2023, net cash used in financing activities was $27.0 million, which consisted primarily of $30.5 million used to make principal payments on the existing term loan, a $12.0 million increase in EbixCash working capital facilities.

    During the nine months ended September 30, 2022, net cash used in financing activities was $31.8 million, which consisted primarily of an $0.9 million reduction in international working capital facilities, $23.5 million used to make scheduled payments on the existing term loan and $7.0 million of dividends to our common stockholders.

Credit Facility

The Company's Credit Facility provides a $445 million Revolver as well as a Term Loan, which at September 30, 2023 had a balance of $171.9 million. The Credit Facility matured on September 30, 2023. Company is currently operating under the Forbearance Agreement. The Forbearance Agreement expires on the earlier of (i) November 15, 2023 and (ii) the occurrence of a "Forbearance Termination Event" (as defined and further described in the Forbearance Agreement).
The Company is in process of negotiating with the Credit Facility Agents and Lenders for an amendment to the Forbearance Agreement extending the expiration of the Forbearance Agreement to the earlier of (i) December 17, 2023 and (ii) the occurrence of a Forbearance Termination Event. No assurances can be given that such an amendment will be completed, if at all, or if it will be completed on terms acceptable to the Company. As a result of the maturity of the Credit facility, the outstanding balance of the Credit Facility, $616.8 million, is classified as a current liability within the Condensed Consolidated Balance Sheets. Because of this classification of the Credit Facility as a current liability, the Company has a negative working capital position of $506.5 million.

Pursuant to the Forbearance Agreement, the Company agreed that, among other things, on or prior to October 31, 2023, (a) the Company would agree in writing with the Credit Facility Agents and Lenders on the terms of either (i) an amendment to the Credit Facility, in form and substance acceptable to the applicable Credit Facility Agents and Lenders or (ii) an agreement to implement an alternative transaction or transactions which shall provide for repayment of the loans and other obligations under the Credit Facility in form and substance satisfactory to the applicable Credit Facility Agents and Lenders holding at least 66.67% of the Total Credit Exposure (as defined and further described in the Credit Facility) (the “Payment Path Milestone”) and (b) the Company would deliver to the applicable Credit Facility Agents and Lenders a model transition service agreement and a carve-out plan (each reasonably acceptable to the applicable Credit Facility Agents and Lenders) in connection with the sale of certain U.S. assets or a combination of U.S. asset sales through an outbound process (collectively, the “Sale”), and such model transition service agreement and a carve-out plan shall each be contemporaneously posted into the data room which has been created in connection with the Sale and is available to potential purchasers (the “Sale Milestone”, and the Payment Path Milestone and the Sale Milestone collectively the “Milestones”). Additionally pursuant to the Forbearance Agreement, the Company agreed to cause Ebix Europe Limited and Ebix Singapore execute and deliver to Regions Bank each of the deliverables required under Section 7.15(d) of the Credit Facility on or prior to October 31, 2023, which Ebix has delivered. The Company has provided the necessary materials to the Credit Facility Agents and Lenders pursuant to the Sale Milestone. The Credit Facility Agents and Lenders extended the due date of the Payment Path Milestone from October 31, 2023 to November 15, 2023 pursuant to written communications to the Company.

On July 21, 2023, the Company entered into an Amendment No. 15 that specifically provided for, among other things, the deletion of the event of default deadline for the mandatory public opening of subscription to investors of the shares of the Company’s subsidiary EbixCash on the Indian stock market on or by prior to July 31, 2023. The mandatory public opening did not occur by July 31, 2023. Also, Amendment 15 changed the possible additional amendment fee (the “Amendment Fee”) that had been included as part of Amendment No. 14, as discussed below, from an amount equal to 1.50% of the aggregate principal amount of the outstanding term loan (the “Term Loan and the lenders’ commitments under the revolving line of credit (“Revolver”), whether or not utilized, to 2%. The Amendment Fee was to be waived if all of the Revolver has been terminated and the Term Loan and all other obligations due the lenders are fully repaid on or before August 31, 2023. The Term Loan was not paid on August 31, 2023.

On May 23, 2023, the Company signed an amendment (“Amendment No. 14”) to its existing Credit Facility, extending the Credit Facility Maturity Date to September 30, 2023. Amendment No. 14 provided for, among other things, an extension of the maturity date for both the Revolver and the term loan the Term Loan, each as existing under the Credit Facility. It was conditioned, among other things, upon the Company (i) making a $5,000,000 payment of the Term Loan by June 30, 2023 and (ii) paying a customary consent fee which will be payable over time and partially waived if certain conditions are met.

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

Amendment No. 14 (i) increased the applicable margin for the facilities under the Credit Facility to (x) 7.50% per annum for SOFR loans and letter of credit fees, (y) 6.50% per annum for base rate loans, and (ii) further increases the applicable margin for the facilities under the Credit Facility on August 31, 2023 to (x) 8.00% per annum for SOFR loans and letter of credits fees, and (y) 7.00% per annum for base rate loans. Amendment 14 also included the Amendment Fee of 1.50%.

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

As of September 30, 2023, the outstanding balance on the Revolver was $444.9 million and the Revolver carried an interest rate of 13.43% at September 30, 2023. The balance on the Revolver is included in the current liabilities section of the condensed consolidated balance sheets. During the nine months ended September 30, 2023, the average and maximum outstanding balances of the Revolver were both $444.9 million. At December 31, 2022, the outstanding balance on the Revolver was $449.9 million and the Revolver carried an interest rate of 9.69%. During 2022, the average and maximum outstanding balances on the Revolver were both $444.9 million.

    As of September 30, 2023, the outstanding balance on the Term Loan was $171.9 million, of which $171.9 million is due within the next twelve months. $22.5 million of principal payments were made during the nine months ended September 30, 2023, of which $0.0 million were scheduled amortization payments. This Term Loan also carried an interest rate of 13.43% at September 30, 2023, subject to the same above mentioned increase in interest rate as the Revolver. The Term Loan is included in the current liabilities section of the condensed consolidated balance sheets. At December 31, 2022, the outstanding balance on the Term Loan was $189.4 million, of which $189.4 million was due within twelve months. The Term Loan also carried an interest rate of 9.69% at December 31, 2022.
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
    COVID-19 and other global events, such as other global economic conditions and the invasion of Ukraine by Russia beginning in February 2022 and Israel war in October 2023, has created and may continue to create significant uncertainty in global financial markets, which may reduce demand for our services, impact the productivity of our workforce, reduce our access to capital, and harm our business and results of operations. As of the date of our Condensed Consolidated Financial Statements, we are not aware of any specific event or circumstance that would require us to update our estimates or judgments, or to revise the carrying value of our assets or liabilities. However, these estimates may change as new events occur and additional information is obtained, which may result in changes being recognized in our consolidated financial statements in future periods. While we considered the effects of COVID-19, other global events and economic conditions in our estimates and assumptions, due to the current level of uncertainty over the longevity of the economic and operational impacts of COVID-19 and other global events on our business, there may be other judgments and assumptions that were not currently considered. Such judgments and assumptions could result in a meaningful impact to our financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on our financial statements.
There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company is exposed to foreign currency exchange rate risk related to our foreign-based operations where certain transactions are denominated in other than the foreign entity's functional currency and are subject to market risk with respect to fluctuations in the relative value of those currencies. The Company’s operations based in the U.S., Dubai, and Singapore use the U.S. dollar as their functional currency, as that is the predominant currency used to transact the majority of their operations. The Company’s other foreign operations in India, Australia, the United Kingdom, Canada, Brazil, Philippines, and Indonesia utilize their local currencies as their functional currency as that accurately reflects the currency used to conduct their commercial activities in each of these countries. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results, revenues, or financial condition. During the nine months ended September 30, 2023 and 2022, the net change in the cumulative foreign currency translation account, which is a component of accumulated other comprehensive loss within stockholders’ equity, were unrealized (losses) gains of $(4.8) million and $(90.1) million respectively. The Company considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in our respective foreign currency exchange rates of 20% could be experienced in the near term. Such an adverse change in currency exchange rates would have resulted in reduction to pre-tax income of approximately $9.1 million and $6.9 million for the nine months ended September 30, 2023 and 2022, respectively.
    The Company's exposure to interest rate risk relates to its interest expense on outstanding debt obligations and to its interest income on existing cash balances. As of September 30, 2023, the Company had $616.8 million of outstanding debt obligations under its corporate syndicated credit facilities, which consisted of a $171.9 million term loan, and a $444.9 million balance drawn on our commercial banking revolving line of credit. The Company's term loan and revolving line of credit carries a leverage-based on SOFR related interest rate, and stood at 13.43% at September 30, 2023. The Company is exposed to market risk in relation to this line of credit in regards to the potential increase in interest expense arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 30% increase in the SOFR rate. Such an adverse change in the SOFR rate would have resulted in a reduction to pre-tax income of approximately $3.5 million and $7.1 million for the nine months ended September 30, 2023 and 2022, respectively. The Company's average cash balances (including restricted) and short term and long term investments (in the form of fixed deposits) during the nine months ended September 30, 2023 were approximately $101.1 million and its existing cash balances as of September 30, 2023 were $71.2 million. The Company is exposed to market risk in relation to these cash balances in regards to the potential loss of interest income arising from adverse changes in interest rates. This interest rate risk is estimated as the potential decrease in earnings resulting from a hypothetical 20% decrease in interest rates earned on deposited funds. Such an adverse change in these interest rates would have resulted in a reduction to pre-tax income of approximately $0.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.
    There were no other material changes to our market risk exposure during the nine months ended September 30, 2023 and 2022. For additional information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2023. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that all non-essential employees are working remotely due to the COVID-19 pandemic. We are continually monitoring the impact of COVID-19 on the operating effectiveness of our internal control over financial reporting.
Part II — OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On February 22, 2021, Christine Marie Teifke, a purported purchaser of Ebix securities, filed a putative class action in the United States District Court for the Southern District of New York, captioned Teifke v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF, on behalf of herself and others who purchased or acquired Ebix securities between November 9, 2020 and February 19, 2021. The complaint asserts claims against the Company, Robin Raina, and Steven M. Hamil (“Defendants”), for purported violations of Section 10(b) of the Securities Exchange Act of 1934, alleging that Ebix made false and misleading statements and failed to disclose material adverse facts about an audit of the company's gift card business in India and its internal controls over the gift and prepaid card revenue transaction cycle. The complaint alleges that Ebix's stock price fell as a result of the revelation that Ebix's independent auditor, RSM US LLP (“RSM”), had resigned, citing concerns with the company's internal controls and disagreements over other accounting issues. The complaint also asserts a claim against Robin Raina and Steven M. Hamil for purported violations of Section 20(a) of the Exchange Act arising out of the same facts. The complaint seeks, among other relief, damages and attorneys' fees and costs. On May 11, 2021, the court issued an order appointing Rahul Saraf, another purported purchaser of Ebix, Inc. securities, as lead plaintiff in the action, and the caption in the action was changed to Saraf v. Ebix, Inc., et. al., Case No. 1:21-cv-01589-JMF (the "Class Action"). On July 17, 2023, the Court dismissed the Class Action in its entirety with prejudice for failure to state a claim. On August 16, 2023, Rahul Saraf filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. The appeal is captioned Saraf v. Ebix, Inc., et al., Case No. 23-1182. On October 26, 2023, Rahul Saraf filed his Brief of Plaintiff-Appellant.

On May 14, 2021, Javier Calvo, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Southern District of New York on behalf of Ebix captioned Calvo v. Raina, et. al., Case No. 21-cv-4380-JMF (the "Calvo Action"), against individual defendants Robin Raina, Steven M Hamil, Hans U. Benz, Rolf Herter, Neil D. Eckert, Pavan Bhalla, Hans Ueli Keller, and George W. Hebard, and nominal defendant Ebix asserting claims for breach of fiduciary duty against all the individuals defendants and claims under Section 10(b) and 21D of the Exchange Act against Robin Raina and Steven M. Hamil related to the RSM resignation. On July 13, 2021, Peter Votto, another purported Ebix shareholder, filed an additional derivative action in the United States District Court for the Southern District of New York on behalf of Ebix, captioned Votto v. Raina, et. al., Case No. 21-cv-5982-JMF (the "Votto Action"), asserting claims against the same defendants as the Calvo Action. The Votto Action complaint asserts claims relating to the RSM resignation against all of the individual defendants for breach of fiduciary duties, unjust enrichment, waste of corporate assets, and rescission under Section 29(b) of the Securities Exchange Act of 1934, and claims for contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 against Robin Raina and Steven M Hamil. The Consolidated Derivative Action is currently stayed by agreement of the parties and order of the Court.

On November 5, 2021, Daniel Lilienfeld, a purported shareholder of the Company, filed a derivative action in the United States District Court for the Northern District of Georgia on behalf of Ebix captioned Lilienfeld v. Raina, et. al., Case No. 1:21-cv-04590-ELR (the "Lilienfeld Action"), asserting claims against the same defendants as the Consolidated Derivative Action. The complaint similarly asserted a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On July 26, 2023, Mr. Lilienfeld dismissed the Lilienfeld Action without prejudice.

On December 29, 2021, Sunil Shah, a purported shareholder of the Company, filed a derivative action in the Superior Court of Fulton County of the State of Georgia on behalf of Ebix captioned Shah v. Raina, et. al., Civil Action File No. 2022-cv-358481 (the "Shah Action") against the same defendants as the Consolidated Derivative Action and Lilienfeld Actions. The complaint similarly asserted a claim of breach of fiduciary duty related to the RSM resignation against all of the individual defendants. On July 26, 2023, Mr. Shah dismissed the Shah Action without prejudice.

The Company along with Ebix Singapore Pte. Ltd. ("Ebix Singapore", and together with the Company, the “Ebix Group”) had purchased 80% Equity Shares of Ebix Payment Services Private Limited[BA1] (“ItzCash”) with effect from April 1, 2017. During the Financial Year 2020, the erstwhile shareholders of ItzCash raised a dispute with the Ebix Group alleging breaches of the share purchase agreement and shareholders’ agreement entered into between the parties and demanding for termination of the shareholders’ agreement, payment of earn out consideration and buyout of minority shareholding. The matter is under arbitration in accordance with the rules of the Singapore International Arbitration Centre (“SIAC”). The arbitration proceedings have concluded, and the arbitral tribunal has passed a partial order dated June 1, 2023 (“Partial Award”) which inter alia states the following (i) the termination of the shareholders agreement executed amongst the Company, Ebix Singapore, Ebix World Money, Vyoman, Ashok Kumar Goel and Ebix Payment Services dated May 12, 2017 (“SHA”) by Vyoman and Mr. Goel was justified (ii) our Company and Ebix World Money (and failing performance, Ebix Singapore) are jointly and severally obliged to purchase the existing shareholding of Vyoman and Mr. Goel under the SHA at a price determined by an independent valuer, once such determination has been made in accordance with the relevant provisions of the SHA and (iii) Claimants were not entitled to specific performance to receive payment of the first and second earn-out thresholds under the aforementioned agreements; and (iv) our Company, Ebix Singapore, Ebix World Money and Ebix Payment Services were found in breach of certain clauses of the aforementioned agreements. Due to absence of explanation of how Claimants incurred or may have incurred losses pursuant to such breaches of the above mentioned agreements the Partial Award directed payment of nominal damages by the Respondents in an joint and several manner to the Claimants as follows: (i) SGD 200 each to Vyoman and Ashok Kumar Goel in respect to the breaches of the SHA and (ii) SGD 100 to each of the 17 other claimants in respect to breaches of the Promoter SPA, Employee SPA and Investor. The Partial Award provides that division of arbitration costs will be handled in the final award.

Subsequently, the Arbitral tribunal passed a final award and mandated our subsidiaries EbixCash Limited and EbixCash World Money Limited to buy the balance 20% at fair value and further asked the Ebix Group to pay INR 70.55 million ($855K) and SGD 187,681.06 for legal cases.

Ebix Asia Pacific LLC has confirmed to the Company that it shall buy the balance stake and shall have no additional rights to the shareholders accordingly, no provision has been recorded in the financial statement for the purchased balance 20% stake in ItzCash.

Educomp Solutions Limited (“Educomp”) filed a petition bearing no. CP (IB) No.101 (PB) 2017 under Section 10 of the Insolvency and Bankruptcy Code, 2016 (“IBC”) seeking to initiate voluntary corporate insolvency resolution process (“CIRP”) on May 5, 2017. The petition was admitted by the National Company Law Tribunal, New Delhi (“NCLT”) via its order dated May 30, 2017, and the CIRP for Educomp was initiated. The appointed Resolution Professional (“RP”) requested prospective bidders, investors, and lenders to submit their expression of interest and a resolution plan. Ebix Singapore Pte Ltd., (“Ebix Singapore”) submitted its Resolution Plan dated January 27, 2018 (which was subsequently modified on February 19, 2018 and February 21, 2018) (“Resolution Plan”). The Resolution Plan was approved by the Committee of Creditors by 74.16% votes on February 21, 2018. The Chhattisgarh State Electricity Board Gratuity and Pension Trust and Chhattisgarh State Electricity Board Provident Trust (together referred to as “CSEB”) via its email dated February 23, 2018, supported the Resolution Plan. On February 23, 2018, 75.36% of the members of creditors approved the Resolution Plan. Since CSEB supported the Resolution Plan after the vote, the RP filed an application before the NCLT on whether CSEB’s vote should be considered. NCLT held that, vide order dated February 28, 2019, that it would hear this application along with the Plan

Approval Application (as defined below), which was subsequently filed. The RP filed an application bearing CA no. 195(PB) 2018 dated March 7, 2018 under section 30(6) of the IBC before the NCLT seeking approval of the Resolution Plan submitted (“Plan Approval Application”) and necessary direction on whether CSEB’s vote should be considered valid.

In the interim, several members of the Committee of Creditors raised grave and serious concerns in relation to the mismanagement and fraud in relation to the affairs of Educomp. Furthermore, the Central Bureau of Investigation and Serious Fraud Investigation Office also initiated investigations against Educomp. Subsequently, as result of the above-mentioned circumstances, inter alia, Ebix Singapore sought to withdraw the Resolution Plan via their applications dated July 5, 2019, July 11, 2019 and September 10, 2019. The first two applications were dismissed on July 10, 2019 and September 5, 2019, respectively, while the third application was allowed on January 2, 2020. The RP then filed a withdrawal appeal before the National Company Law Appellate Tribunal (“NCLAT”). One July 29, 2020, the NCLAT overturned the NCLT’s order permitting the withdrawal. In response, Ebix Singapore challenged the NCLAT’s order before the Supreme Court of India “Honorable Supreme Court”) on September 12, 2020. The Honorable Supreme Court, by its order dated September 13, 2021, in Ebix Singapore Pte. Ltd. v. Committee of Creditors of Educomp Solutions Ltd., (2022) 2 SCC 401 held, inter alia, that Ebix Singapore was not permitted to withdraw the Resolution Plan. Pursuant the Hon’ble Supreme Court’s ruling, the Plan Approval Application was revived from December 3, 2021 and Ebix Singapore became party to the NCLT proceedings. Accordingly, the NCLT is presently considering the Plan Approval Application. Ebix Singapore submitted its formal objections to the Resolution Plan on May 23, 2022 on the grounds that in view of the current position of Educomp, the Resolution Plan is not viable, feasible and implementable under the provisions of the Insolvency and Bankruptcy Code of India.

On, September 5, 2023, Ebix Singapore filed IA No. 4845 of 2023 seeking, inter alia, a declaration that Educomp is no longer a going concern in view of the report(s) of the statutory auditor of Educomp and proceedings against the RP for making false statements to the NCLT on the financial status of Educomp.

On October 09, 2023, the NCLT has allowed the Plan Approval Application and dismissed IA No. 4845 of 2023 filed by Ebix Singapore. The NCLT has also directed Ebix Singapore to submit a performance bank guarantee for a sum of INR 325 million ($3.94 million). The Resolution Professional has filed Cont. Petition No. 55 of 2023 against, inter alia, Ebix Singapore for failure to submit a performance bank guarantee. Ebix is in the process of appealing against the order dated October 9, 2023 passed by the NCLT before the Appellate Tribunal.

Ebixcash, Zillious Solutions Private Limited (“Zillious”), Harsh Azad and Rohit Gaddi entered into a share purchase agreement dated February 11, 2019 (“Zillious SPA”), a shareholders agreement dated February 11, 2019 (“Zillious SHA”), and letter agreement dated February 11, 2019 (“Letter Agreement”). Pursuant to the SPA, Ebixcash acquired Zillious, by purchasing 80% of its equity interests held by Harsh Azad and Rohit Gaddi (“Claimaints”). Pursuant to the Zillious SPA, the share purchase consideration payable to the Claimants for the transfer of their 80% equity interest in Zillious was divided into the following three tranches: (i) base purchase consideration of INR 500.00 million ($6.06 million); (ii) free cash of INR 222.88 million ($2.7 million); and (iii) a further contingent consideration of INR 50 million ($606K) (“Earn Out”), payable as part of the overall consideration, in the event Zillious achieves a revenue of INR 300.00 million ($3.64 million)during any 12-month period from January 01, 2019, to December 31, 2021 (“Earn Out Period”).

Pursuant to the SPA, the Claimants continued to hold 19.98% of the shareholding of Zillious. The balance 20% equity shares were to be purchased by Ebixcash, in the event the buy-out took place as contemplated under the Zillious SHA. The buy-out was scheduled to be completed within a period of two years commencing from January 1, 2019 to December 31, 2020. (“Buy Out Period”). The Zillious SHA provided that the Claimants would remain the shareholders and directors of Zillious until December 31, 2020 and if at the end of Buy Out Period Zillious failed to achieve Average Annualised Revenue of INR 190 million ($2.3 million) and an EBITDA of 45% during the Buy Out Period (“Buy Out Milestones”), then the Claimants would continue to remain as shareholders but not be entitled to any additional considerations or buy out of their shares.

The buyout consideration initially was the consideration equal to the aggregate of (i) INR 150.00 million ($1.82 million); (ii) INR 100.00 million ($1.21 million) contingent upon Zillious achieving the Buy Out Milestones (“Contingent Consideration”); and (iii) 20% of the profit after tax of Zillious payable to the Claimants in proportion of their respective shareholding during the Buy Out Period. The Zillious SHA also provided that in the event Ebixcash committed a breach of its obligations under the Zillious SPA or the Zillious SHA, then the obligation of Ebixcash to consummate the Buyout and pay the buyout consideration of INR 150.00 million ($1.82 million) shall be accelerated. The Zillious SHA qualified certain matters as reserved matters, related to the conduct and affairs of Zillious, which would require an affirmative vote of the Claimants to be approved (“Reserved Matters”).

Further, pursuant to the employment agreements, dated February 20, 2019, between each of the Claimants and Ebixcash (the “Employment Agreements”), the Claimants were appointed as full time directors of Zillious with remuneration of

INR7.2 million ($87K) each. Subsequently, under a letter agreement between Ebixcash and the Claimants (the “Letter Agreement”), the Contingent Consideration was substituted and replaced with an additional earn out (“Additional Earn Out”) of INR 100 million ($1.21 million) in view of the purchase of the 80% shareholding of Zillious under the Zillious SPA in the manner set out in the Letter Agreement.

Pursuant to acquisition under the Zillious SPA and the subsequent Letter Agreement, Zillious performed well till the outbreak of Covid-19 which led to decrease in revenues and, consequently, Zillious did not meet the Buy Out Milestones. In July 2020 Claimants alleged breaches of the Zillious SPA by Ebixcash, relating to the performance and functioning of Zillious.

In November 2020, the Claimants instituted arbitration proceedings against Ebixcash and Zillious. The Claimants’ statement of claim, dated November 11, 2020, inter alia, raised the following alleged breaches by Ebixcash and Zillious: (i) Ebixcash’s deliberate prevention of Zillious from achieving the revenue targets, (ii) conducting meetings without issuing notices and the achieving the required quorum; (iii) passing resolutions in invalidly constituted meetings and fabricating the records of board meetings, annual general meetings and extra general meetings; (iv) amendment of the memorandum of association of Zillious by fraudulent change in Zillious’s registered office from Delhi to Uttar Pradesh; (v) decisions in relation to Reserved Matters (i.e. reduction of Claimant’s remuneration) without the proper approval of the Claimants; (vi)prevention of Claimants by Ebixcash from pursuing new business leads and opportunities; (vii) siphoning off interest free corporate loans from Zillious to Ebix Money Express Private Limited and Ebix-related entities (viii) promotion of Ebix’s business entities at the cost of Zillious’ business which negatively impacted Zillious’ business; and (ix) causing high attrition rates of employees thereby seriously impacting Zillious’s business.

The Claimants sought the following relief: (i) specific performance by Ebixcash under the Zillious SHA; (ii) payment of the buyout consideration contemplated by the Zillious SPA (INR 250.00 million (3.03 million), (₹ 125.00 million ($1.51 million) to each Claimant)); (iii) payment of earn out consideration contemplated by the Zillious SPA (₹ 50.00 million ($606K), (₹ 25.00 million ( $303K) to each Claimant)); (iv) rendition of accounts directing Ebix Cash to pay Free Cash (as defined in the Zillious SPA) to each Claimant; (v) payment of salary to the Claimants beginning April 1, 2020 at the rate of INR 0.6 million ($7.3K) per month under Employment Agreements; (vi) payment of dividend to the Claimants under Zillious SPA; and (vii) an interest of 18% on all the aforesaid payments.

The Claimants initially sought relief under Section 9 of the Arbitration and Conciliation Act, 1996, as amended (the “Arbitration Act”). Ebixcash and Zillious filed a statement of defense on December 21, 2020 which (i) denied fabrication of records of any meetings, (ii) denied any breach of terms of SPA and SHA on their part, (iii) submitted that Buy Out Period is ongoing and specific performance which cannot be prematurely claimed on it, and (iv) stated the reduction in Claimants’ remuneration was a temporary measure due to the impact of Covid-19, and Ebixcash agreed to reimburse Claimants’ salaries. Thereafter, the Claimants sought an urgent interim relief under Section 17 of the Arbitration Act to secure the amount in dispute as well as restoration of Claimants’ salaries, arguing that the Company, and Ebixcash are under financial distress. The Tribunal allowed restoration of Claimants’ salaries and payment of arrears with effect from April 1, 2020, through an order dated October 1, 2021, pursuant to which Ebixcash made payment of an aggregate amount of INR 13.49 million ($164K).

The arbitrator directed Ebixcash and Zillious to buy the 20% ownership of Zillious held by the Claimants for amount of INR 250 million ($3.03 million) along with a sum of INR 2.92 million ($35.4K) as free cash and INR 3.89 million ($47K) as cost along with interest. In the opinion of the management, based upon legal analysis of the Company, the aforesaid claims are not valid, and no material liability will devolve on the Company on account of this dispute. Management filed an appeal against this order.

On September 8, 2020, Amadeus IT Group S.A. (“Amadeus”) filed a request for arbitration before the International Chamber of Commerce, Paris (“ICC”) against Ebixcash Ltd. and Ebix Inc. (together, as discussed in this section, “Ebix”) seeking, inter alia, recovery of sums advanced under the Global Agreement, dated October 1, 2019, entered into between Amadeus and Ebix (the “Global Agreement”). Under the Global Agreement, Ebix procured a license to use the Amadeus GDS for its various group companies (referred as “Customer Offices”). Amadeus also advanced to Ebix a sum of $15 million which was to be recovered from the sales of tickets booked by the Customer Offices. Ebix was also required to meet certain sales targets every quarter under the Global Agreement.

As a consequence of the COVID-19 global pandemic, Ebix was unable to meet the required sales targets under the Global Agreement, and, as a result, Amadeus terminated the Global Agreement. Amadeus also sought recovery of the balance sums of the monies advanced by Amadeus (after deducting the incentives per ticket actually booked by Ebix). Amadeus filed its request for arbitration before the ICC, and the the arbitral tribunal selected by the ICC (the “Arbitral Tribunal”) was presented with the following two questions: (i) whether Amadeus was allowed to terminate the Global Agreement and (ii) if yes, what were the sums liable to be returned by Ebix to Amadeus.

The Arbitral Tribunal, gave its ruling (“Award”) holding that even though Ebix could not meet the sales targets due to the onset of COVID-19 and the disruption in the travel market, Ebix cannot deny Amadeus its right to the sums advanced by Amadeus. However, the Arbitral Tribunal found that Amadeus was incorrect in its calculation of the number of tickets booked by Ebix and gave Ebix the benefit of all tickets booked by all the Customer Offices (irrespective of whether the Customer Offices were in control of Ebix). Consequently, the Tribunal reduced Amadeus’ claim and directed Ebix to pay an aggregate advance collected of EUR 12,061,814. The Tribunal also directed Ebixcash Ltd. to pay to Amadeus a sum of EUR 551,598.38 in respect of certain product services used by it. This in USD terms amounts to a cumulative sum of $12.893 million payable to Amadeus against an approximate sum of $13.3 million Amadeus’ advance in EbixCash books.

Pertinently, the amounts awarded are merely to return the sums advanced by Amadeus less the tickets booked by Ebix. No damages have been awarded by the Arbitral Tribunal. Ebix had appropriately provisioned these sums as advances in its accounts and the Arbitral Tribunal’s award does not affect the existing P&L of Ebix.

Ebix firmly believes that the Tribunal failed to take into account the impact of COVID-19 on the travel industry and on account of such force majeure (which has been accepted by the Tribunal), Amadeus could not have terminated the Global Agreement. The proper course of action would have been for Amadeus to have extended the term of the Global Agreement to account for the period of COVID-19 and resume the terms once the travel industry was back on its feet. With respect to the claims for services, it was an admitted position that no invoices for these services were ever received by Ebix and Ebix vehemently contests that these services were even provided.

On October 14, 2022, Amadeus petitioned the United States District Court for the Northern District of Georgia (“USDC for the Northern District of Georgia”) to confirm the Award against Ebix under the Federal Arbitration Act. On December 14, 2022, Amadeus moved for default judgment. On December 19, 2022, Ebix moved to set aside entry of default, and for leave to file an opposition to the confirmation out of time. On January 6, 2023, Ebix filed an opposition to the motion for default judgment, arguing that it would prevail on the merits of the petition to confirm because the Arbitral tribunal exceeded its authority by awarding fees and costs to Amadeus that were not provided for in the governing arbitration provision.

At the same time, Ebix engaged with Amadeus to renegotiate the terms of the Global Agreement and payments under the Award, for the mutual benefit of both parties.] On Friday, January 27, 2023, Ebix and Amadeus reached an agreement to settle all of Amadeus’ claims related to this matter. The agreement included the return to Amadeus of its advance with interest to be made in four payments by Ebix throughout 2023. The payments to Amadeus will be guaranteed by a reputable Indian bank of mutual approval.

The Arbitral Tribunal passed a final award on February 17, 2022 (“Final Award”), wherein it observed certain violations of terms of the Global Agreement by our Company and determined the Company and Ebix’s joint and several liability to make a payment to Amadeus of (i) EUR 12.06 million with an interest of 2% per annum above the three month Euribor from the date of the Final Award; (ii) EUR 0.40 million as legal and other costs including the costs paid to ICC for costs of the arbitration proceeding; and (iii) to bear its Ebix’s own legal and other costs. Further, on June 22, 2023, the USDC for the Northern District of Georgia confirmed the Final Award. By its judgment dated July 11, 2023, the USDC for the Northern District of Georgia directed Ebix to pay Amadeus the amount of $15.07 million, plus post-judgment interest, and an additional Ebix shall also $451.00 for the filing fees incurred by Amadeus. Accordingly, Ebix has paid $9 million to Amadeus through end of October 31, 2023 per the payment plan with Amadeus for returning the advance as directed by the USDC for the Northern District of Georgia. Currently, in forbearance under the agreement with Amadeus, it is being modified as Ebix is in breach

The Company is involved in various other claims and legal actions arising in the ordinary course of business, which in the opinion of management, the ultimate likely disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 1A: RISK FACTORS

    In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 10, 2022 which could materially affect the Company's business, financial condition or future results. Except as set forth below, there have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The following risk factors should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2022.

If the Company fails to (i) extend the current Forbearance Agreement, (ii) enter into a new credit facility, (iii) raise additional capital, and/or (iv) sell a sufficient amount of assets, it may not be able to support operations and there is substantial doubt regarding our ability to continue as a going concern.

As the Company’s Credit Facility matured on September 30, 2023, the Company is evaluating available financial options, including (i) extending the current Forbearance Agreement, (ii) entering into a new credit facility, (iii) raising additional capital, and/or (iv) selling a sufficient amount of assets of the Company. There can be no assurance that any such agreement with the Credit Facility Agents and Lenders or new credit facility will be reached or that, if reached, will be on favorable terms or successfully concluded. As such, there can be no assurance that the Company will be able to obtain additional liquidity under acceptable terms, if at all. Our ability to continue as a going concern will require us to obtain such additional liquidity. As a result, there is substantial doubt about our ability to continue as a going concern. Further, the borrowings under the Credit Facility are secured by a first priority lien on our assets and thus, if we are unable to repay, refinance or restructure our indebtedness, the Credit Facility Agents and Lenders could proceed against any collateral granted to them to secure such indebtedness. In any of these circumstances, our business, financial condition, results of operations and prospects would be materially adversely affected.

We are party to a Forbearance Agreement which expires on the earlier of (i) November 15, 2023 and (ii) the occurrence of a Forbearance Termination Event, unless extended by the applicable Credit Facility Agents and Lenders s, and if we are unable to extend the Forbearance Agreement or comply with the Forbearance Agreement then the applicable Credit Facility Agents and Lenders could declare a default of the Credit Facility wherein, amongst other things, we would be required to immediately repay the amounts due under the Credit Facility.

The Company’s Credit Facility matured on September 30, 2023 and thus the Company is in default under the Credit Facility. On September 29, 2023, we entered into a Forbearance Agreement with the applicable Credit Facility Agents and Lenders with respect to the Credit Facility. Pursuant to the Forbearance Agreement, we acknowledged, among other items, that, as September 29, 2023, certain Specified Defaults (as defined and further described in the Forbearance Agreement) under the Credit Facility have occurred or will occur and that the applicable Credit Facility Agents and Lenders have certain rights and remedies against the Company under the Credit Facility. Pursuant to the Forbearance Agreement, the applicable Credit Facility Agents and Lenders agreed to forbear from exercising their rights and remedies against the Company and the Guarantors under the Credit Facility until the earlier of November 15, 2023, or until a Forbearance Termination Event occurs pursuant to the Forbearance Agreement. The Company is in process of negotiating with the Credit Facility Agents and Lenders for an amendment to the Forbearance Agreement extending the expiration of the Forbearance Agreement to the earlier of (i) December 17, 2023 and (ii) the occurrence of a Forbearance Termination Event. No assurances can be given that such an amendment will be completed, if at all, or if it will be completed on terms acceptable to the Company.

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

    There were no share repurchases during the fiscal third quarter ended September 30, 2023, and the maximum number (or approximate dollar value) of shares that may yet be purchased under the current program is $80.1 million. During the third quarter ended September 30, 2023, a total of 0 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations. For the year-to-date period ended September 30, 2023, a total of 2,282 shares were forfeited from the vesting of restricted stock to satisfy individual tax obligations.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None

Item 4: MINE SAFETY DISCLOSURES
Not applicable.

Item 5: OTHER INFORMATION

During September and October 2023, the Company paid Mr. Robin Raina, the Company’s Chief Executive Officer, a total of $5.92 million in compensation. Included in this amount is the $1.8 million bonus for 2023 which was previously reported on a Form 8-K filed by the Company on September 25, 2023.

Item 6: EXHIBITS
The exhibits filed herewith or incorporated by reference herein are listed in the Exhibit Index attached hereto.

EXHIBITS INDEX

Exhibits
3.1
Certificate of Incorporation, as amended, of Ebix, Inc. (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

3.2	Amendment to Certificate of Incorporation of Ebix, Inc. dated May 25, 2017 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).
3.3	Second Amended and Restated Bylaws of Ebix, Inc., effective September 29, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 2, 2023)
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

10.1
Forbearance Agreement, dated as of September 29, 2023, by and among the Company, Regions Bank, Alcof II Nubt, L.P., Alcof III Nubt, L.P., BMO Bank N.A., Cadence Bank, First-Citizens Bank & Trust Company, Keybank National Association, PNC Bank, National Assoication, and Trustmark National Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 2, 2023).

10.2
Independent Director Agreement, dated September 29, 2023, by and between the Company and Jill Krueger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 2, 2023).

10.3
Independent Director Agreement, dated September 29, 2023, by and between the Company and Elizabeth LaPuma (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 2, 2023).

10.4
Amendment No. 15 to Credit Documents dated as of July 21, 2023, entered into by and among Ebix, Inc, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Regions Bank, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 24, 2023)

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

Ebix, Inc.
Date:	November 14, 2023	By:	/s/ Robin Raina
Robin Raina
Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2023	By:	/s/ Amit Kumar Garg
Amit Kumar Garg
Chief Financial Officer (Principal Financial and Accounting Officer)